Form 10-Q
period 1996-03-31
MEDPARTNERS MULLIKIN INC
filed 1996-05-15
CIK 1000736

                                UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                  FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                       OR

   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from ________ to ___________

                       Commission file number: 0-27276

                              ------------------

                           MEDPARTNERS/MULLIKIN, INC
            (Exact name of Registrant as specified in it charter)


             Delaware                                 63-1151076
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


                       3000 Galleria Tower, Suite 1000
                          Birmingham, Alabama 35244
                   (Address of Principal executive offices)

                                (205)733-8996
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


    As of May 10, 1996, 50,792,415 shares of the Registrant's Common Stock par value $.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS.

                           MEDPARTNERS/MULLIKIN, INC.
                          CONSOLIDATED BALANCE SHEETS

Caption>
                                                                                            DECEMBER 31,             MARCH 31,
                                                                                                1995                   1996
                                                                                            ------------            -----------
                                                                                             (AUDITED)              (UNAUDITED)
                                 ASSETS                                                                (IN THOUSANDS)
Current assets:
  Cash and cash equivalents...........................................................      $ 55,328                 $157,744
  Marketable securities...............................................................        35,567                        -
  Accounts receivable, less allowances for bad debts of $29,777,000 and $33,849,000...       135,176                  153,896
  Inventories.........................................................................         9,779                   10,328
  Income tax receivable...............................................................           977                    7,905
  Prepaid expenses and other current assets...........................................        19,214                   19,393
                                                                                            --------                 --------
       Total current assets...........................................................       256,041                  349,266
Property and equipment, net...........................................................       155,376                  160,485
Intangible assets, net................................................................       111,971                  123,749
Deferred tax asset....................................................................        35,002                   38,307
Other assets..........................................................................        18,343                   19,726
                                                                                            --------                 --------
      Total assets....................................................................      $576,733                 $691,533
                                                                                            ========                 ========
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................       $32,158                  $26,012
  Payable to physician groups.........................................................        31,810                   49,439
  Accrued compensation................................................................        15,949                   20,142
  Accrued medical claims payable......................................................        43,433                   41,220
  Other accrued expenses and liabilities..............................................        31,650                   30,712
  Current portion of long-term liabilities............................................         9,149                    8,109
                                                                                            --------                 --------
      Total current liabilities.......................................................       164,149                  175,634
Long-term debt, net of current portion................................................       200,814                  105,880
Other long-term liabilities...........................................................         9,053                   12,150
Stockholders' equity:
  Common stock, $.001 par value; 200,000,000 shares authorized; issued--
    42,508,000 in 1995 and  50,604,000 in 1996........................................            42                       51
  Additional paid-in capital..........................................................       214,422                  430,396
  Notes receivable from stockholders..................................................       (1,930)                  (1,866)
  Unrealized loss  on marketable equity securities, net of deferred taxes.............           (7)                     (26)
  Unamortized deferred compensation...................................................       (2,682)                        -
  Accumulated deficit.................................................................       (7,128)                 (30,686)
                                                                                            --------                 --------
      Total stockholders' equity......................................................       202,717                  397,869
                                                                                            --------                 --------
      Total liabilities and stockholders' equity......................................      $576,733                 $691,533
                                                                                            ========                 ========


See accompanying notes to consolidated financial statements.

                           MEDPARTNERS/MULLIKIN, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         -----------------------------
                                                                           1995                1996
                                                                         --------             --------
                                                                          (IN THOUSANDS, EXCEPT PER
                                                                                SHARE AMOUNTS)
Net revenue...................................................           $259,750             $332,549
Operating expenses:
  Cost of affiliated physician services.......................            114,272              141,970
  Clinic salaries, wages and benefits.........................             50,570               56,533
  Outside hospitalization expense.............................             22,193               35,667
  Clinic rent and lease expense...............................              9,717               11,813
  Clinic supplies.............................................             10,983               15,168
  Other clinic costs..........................................             20,711               27,856
  General corporate expenses..................................             15,703               19,013
  Depreciation and amortization...............................              6,605                8,161
  Net interest expense........................................              1,885                3,355
  Merger expenses.............................................                  -               34,448
                                                                         --------             --------
      Net operating expenses..................................            252,639              353,984
                                                                         --------             --------
Income (loss) before income taxes.............................              7,111              (21,435)
Income tax expense (benefit)..................................              2,176               (5,935)
                                                                         --------             --------
Net income (loss).............................................             $4,935             $(15,500)
                                                                         ========             ========
Pro forma net income  (loss) per share........................           $   0.12             $  (0.34)
                                                                         ========             ========
Number of shares used in pro forma net income (loss) per share             39,916               45,927

See accompanying notes to consolidated financial statements.

                           MEDPARTNERS/MULLIKIN, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                ----------------------
                                                                                  1995          1996
                                                                                --------      --------
                                                                                   (IN THOUSANDS)
Operating activities:
  Pro forma net income (loss).............................................      $  4,935      $(15,500)
  Adjustments to reconcile pro forma net income (loss) to net cash and cash provided by (used in) operating activities:
    Depreciation and amortization.........................................         6,605         8,161
    Provision for deferred taxes..........................................           227        (3,023)
    Merger expenses.......................................................             -        34,448
    Other.................................................................           317             -
  Changes in operating assets and liabilities, net of effects of
    acquisitions..........................................................        (5,537)      (44,085)
                                                                                --------      --------
      Net cash and cash equivalents provided by (used in) operating
        activities........................................................         6,547       (19,999)
Investing activities:
  Net cash used to fund acquisitions......................................       (16,927)      (12,312)
  Additions of intangible assets, net of effects of acquisitions..........        (1,218)       (1,464)
  Purchase of property and equipment......................................        (6,986)       (8,421)
  Proceeds from sale of property and equipment............................           201             -
  Net proceeds (purchases) of marketable securities.......................        (6,207)       27,482
  Other...................................................................          (919)            5
                                                                                --------      --------
      Net cash and cash equivalents provided by (used in) investing
        activities........................................................       (32,056)        5,290
Financing activities:
  Capital contributions...................................................        60,682       212,014
  Capital distributions...................................................        (5,252)            -
  Net proceeds from debt..................................................        26,623             -
  Repayment of debt.......................................................       (39,667)      (95,758)
  Other...................................................................             -            64
                                                                                --------      --------
      Net cash and cash equivalents provided by financing activities......        42,386       116,320
                                                                                --------      --------
  Net increase in cash and cash equivalents...............................        16,877       101,611
  Cash and cash equivalents at beginning of period........................        66,623        56,133
                                                                                --------      --------
  Cash and cash equivalents at end of period..............................      $ 83,500      $157,744
                                                                                ========      ========
  Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for:
      Interest............................................................      $  5,616      $  2,765
                                                                                ========      ========
      Income taxes........................................................      $  1,882      $    291
                                                                                ========      ========


See accompanying notes to consolidated financial statements.

                           MEDPARTNERS/MULLIKIN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. As a result of the merger with Pacific Physician Services, Inc. (PPSI) in February 1996, certain reclassifications have been made to the financial statements.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and footnote disclosures should be read in conjunction with the December 31, 1995 audited consolidated financial statements and the notes thereto.

Restatement of Financial Statements

     During the first quarter of 1996 the Company combined with PPSI in a business combination that was accounted for as a pooling of interests. Accordingly, the financial statements for all periods prior to February 22, 1996, the effective date of the merger, have been restated to include the results of PPSI.

Fiscal Year

     At January 1, 1996 PPSI changed its fiscal year-end from July 31 to December 31. Amounts consolidated for PPSI prior to January 1, 1996 were based on an October 31 year-end. As a result, the consolidated financial statements for the three months ending March 31, 1995 include the three months ending January 31, 1995 for PPSI.

Pro Forma Net Income (Loss) Per Share

     Pro forma net income (loss) per share is computed by dividing net income
(loss) by the number of common and common equivalent shares outstanding during the periods in accordance with the applicable rules of the Securities and Exchange Commission. All stock options issued have been considered as outstanding common stock equivalents for all periods presented, even if anti-dilutive, under the treasury stock method. Shares of common stock issuable upon conversion of the Series A and Series B Convertible Preferred Stock of MedPartners in February 1995 are assumed to be common share equivalents for all periods presented.

                           MEDPARTNERS/MULLIKIN, INC.

1. BASIS OF PRESENTATION - (CONTINUED)

Stock Option Plan

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (ABP 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options.
Under APB 25, because the exercise price of the Company's employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

2. CAPITALIZATION

     The Company's Restated Certificate of Incorporation provides that the Company may issue 9,500,000 shares of Preferred Stock, par value $0.001 per share, 500,000 shares of Series C Junior Participating Preferred Stock, par value $0.001 per share, and 200,000,000 shares of Common Stock, par value $0.001 per share. As of December 31, 1995 and March 31, 1996 no shares of the preferred stock were outstanding.

     On March 13, 1996, the Company completed a secondary public offering of 6,632,800 shares of its Common Stock. The net proceeds of the offering were $194 million. Proceeds of the offering were used to pay all outstanding indebtedness under the bank credit facility of $70 million. In April 1996, $69 million of the proceeds were used to pay-off the Company's convertible subordinated debentures. The remainder of the net proceeds will be used to fund acquisitions of certain assets of physician practices, expansion of physician services, working capital and other general corporate purposes.

     During 1996 the number of shares covered under the 1995 Stock Option Plan (the Plan) were increased on two occasions. At a special meeting of the stockholders on February 22, 1996, the Plan was increased by 1,325,000 shares and on April 25, 1996 at the Annual Meeting of Stockholders it was increased by 1,200,000 shares. As of April 25, 1996 a maximum of 7,099,150 shares of Common Stock were covered by the Plan.


3. ACQUISITIONS

     Effective February 22, 1996, PPSI merged with the Company in a transaction that was accounted for as a pooling of interests. Accordingly, the Company's historical statements for all periods prior to the effective date of the merger have been restated to include the results of PPSI. The Company exchanged 10,983,346 shares of its common stock in exchange for all of the outstanding common stock of PPSI.

     PPSI's revenues for three months ended March 31, 1996 and 1995 were $107,146,000 and $94,970,000, respectively. PPSI's net income for the corresponding periods, excluding non-recurring merger charges, was $3,996,000 and $3,137,000, respectively.

     Prior to its merger with the Company, PPSI reported on a fiscal year ending on July 31. The restated financial statements for all periods prior to and including December 31, 1995 are based on a combination of the Company's results for its December 31 fiscal year and an October 31 fiscal year for PPSI. Beginning January 1, 1996, PPSI adopted a December 31 fiscal year end; accordingly, all consolidated financial

                           MEDPARTNERS/MULLIKIN, INC.

3. ACQUISITIONS - (CONTINUED)

statements for periods after December 31, 1995 are based on a consolidation of all of the Company's subsidiaries on a December 31 year end. PPSI's historical results of operations for the two months ending December 31, 1995 are not included in the Company's consolidated statements of operations or cash flows. An adjustment has been made to stockholders' equity as of January 1, 1996 to adjust for the effect of excluding PPSI's results of operations for the two months ending December 31, 1995. The following is a summary of operations and cash flows for the two months ending December 31, 1995 (in thousands):


Statement of Operations Data:

Net revenue...............................................................      $69,850
Operating expenses:
Cost of affiliated physician services.....................................       32,600
Clinic salaries, wages and benefits.......................................       13,142
Outside hospitalization expenses..........................................       14,861
Clinic rent and lease expense.............................................        1,963
Clinic supplies...........................................................        3,556
Other clinic costs........................................................        7,373
General corporate expenses................................................        5,235
Depreciation and amortization.............................................        2,371
Net interest expense......................................................          426
Loss on disposal of assets................................................           41
                                                                                -------
  Net operating expenses..................................................       81,568
Income before taxes.......................................................      (11,718)
Income tax benefit........................................................       (3,661)
                                                                                -------
Net loss..................................................................      $(8,057)

Statement of Cash Flow Data:

Net cash used by operating activities.....................................      $(3,569)
Net cash provided by investing activities.................................        4,455
Net cash used in financing activities.....................................          (81)
                                                                                -------
Net increase in cash and cash equivalents.................................      $   805
                                                                                =======

     During the three months ended March 31, 1996, the Company, through its wholly-owned subsidiaries, acquired certain operating assets of various medical practices. Simultaneously with each medical practice acquisition, the Company entered into practice management agreements which generally have 20 to 40 year terms. Pursuant to the practice management agreements, the Company manages all aspects of the affiliated practice other than the provision of medical services, which is controlled by the physician groups. Generally, the practice management agreements cannot be terminated by the physician group or Company without cause, which includes material default or bankruptcy. Upon termination for cause or expiration of the clinic services agreement, the physician group has the option to purchase some or all of the assets owned by the Company, generally at current book values.

                           MEDPARTNERS/MULLIKIN, INC.

3. ACQUISITIONS - (CONTINUED)

     The acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets based on the estimated fair values at the date of acquisition. The estimated fair value of assets acquired during the three months ended March 31, 1996 are summarized as follows:


                                                     (IN THOUSANDS)
Accounts receivable, net.............................    $ 6,748
Property and equipment...............................      2,923
Liabilities assumed..................................    (13,946)
Excess of costs over fair value of assets acquired...     16,587
                                                         -------
Cash purchase price, net of cash received............    $12,312
                                                         =======

5. CONTINGENCIES

     In addition to the general liability and malpractice insurance carried by the individual physicians, the Company is insured with respect to general liability and medical malpractice risks on a claims made basis. Management is not aware of any claims against the Company which might have a material impact on the Company's consolidated financial position.

     Employed physicians are also covered by a general liability and malpractice insurance policy. The Company has not accrued a loss for reported or unreported incidents, as the amount, if any, cannot be reasonably estimated and the probability of an adverse outcome cannot be determined at this time. It is the opinion of management that the ultimate resolution of any asserted or unasserted claims will not have a material adverse effect on the financial position or operating results of the Company.

     PPSI, through its wholly-owned captive insurance company, Pacific Indemnity, Ltd., has provided for an estimate of the cost of the incurred but not reported claims and deductible amounts for the employed physicians servicing emergency departments. At July 31, 1995, Pacific Indemnity, Ltd. purchased insurance to cover all claims for incidents occurring through July 31, 1995 ("tail coverage") for all employee physicians of the affiliated medical organizations. Team Health has an agreement with its insurance carrier to purchase insurance associated with claims incurred and not yet reported. Management believes that the recorded accruals for such losses and deductibles related to malpractice claims for the hospital-based contracting physicians and the hospital are sufficient to cover incidents occurring prior to March 31, 1996.

     PPSI is self-insured for employee and dependent health insurance costs and certain workers' compensation costs. Reinsurance of defined excess cost has been purchased from an outside insurance company. Management believes that amounts accrued are sufficient to cover claims and costs incurred through March 31, 1996.

                           MEDPARTNERS/MULLIKIN, INC.

6. SUBSEQUENT EVENTS

     On March 11, 1996, the Company agreed to acquire CHS Management, Inc., a health care management service organization that provides management services to an IPA of 325 primary care and specialist physicians and a medical group of 43 primary care physicians. The consideration for this transaction is expected to be approximately $47 million of the Company's Common Stock. The transaction is expected to be accounted for as a pooling of interests and is expected to close prior to June 30, 1996.

     On May 14, 1996, the Company agreed to merge with Caremark International, Inc., a leading provider of healthcare services in the United States and overseas. Caremark, through its large, multi-specialty group practices, is affiliated with 1,604 physicians and provides care to more than one million people, 663,000 of whom are in prepaid health plans. Caremark also provides pharmaceutical services, disease management, and international services. The consideration for this transaction is expected to be approximately $2.5 billion of the Company's Common Stock. The transaction is expected to be accounted for as a pooling of interests and is expected to close prior to September 30, 1996.

               ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this document.

GENERAL

     MedPartners/Mullikin is the result of the business combination between MedPartners and MME, which was consummated on November 29, 1995. The financial information referred to in this discussion reflects the combined operations of several entities. In February of 1996, MedPartners/Mullikin combined with Pacific Physician Services, Inc. ("PPSI") in a business combination that was accounted for as a pooling of interests.

     The Company acquires existing medical practices and enters into long-term contractual relationships pursuant to practice management agreements, for periods ranging from 20 to 44 years, to provide management and administrative services. The practice management agreements convey to the Company perpetual and unilateral control over the assets and operations of the various affiliated professional corporations. Notwithstanding the lack of technical majority ownership of the stock of such entities, consolidation of the professional corporation is necessary to present fairly the financial position and results of operations of the Company. Control by the Company is perpetual rather than temporary because of (i) the length of the original term of the agreements,
(ii) the continuing investment of capital by the Company, (iii) the employment of the majority of the non-physician personnel, and (iv) the nature of the services provided to the professional corporations by the Company. The Company's financial relationship with each practice offers the physicians access to capital, management expertise, sophisticated information systems, and managed care contracts. The Company's revenue is derived from medical services provided by physicians under the practice management agreements, which has been assigned to the Company. Approximately 48.5% of this revenue is derived through contracts with HMO's. The Company contracts directly with the HMOs to provide medical services to HMO enrollees who have chosen the Company's affiliated physicians, or, in some cases, physicians who are members of the Mullikin Independent Physician Association ("MIPA"). The Company's profitability depends on enhancing operating efficiency, expanding health care services provided, increasing market share and assisting affiliated physicians in managing the delivery of medical care.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     The following table sets forth the breakdown of net revenue for the periods indicated:


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          ------------------
                                                           1995        1996
                                                          ------      ------
Prepaid health care.....................................   53.3%       48.5%
Fee-for-service.........................................   45.4        50.8
Other...................................................    1.3         0.7
                                                          ------------------
Net Revenue.............................................  100.0%      100.0%
                                                          ==================

Enrollment

     The Company's prepaid health care revenue is reflective of the number of HMO enrollees for whom it receives monthly capitation payments. Enrollment is categorized as either "commercial enrollment" (enrollees generally under the age of 65 whose health coverage is sponsored by employers) or "senior enrollment" (enrollees over the age of 65 who are retired and whose coverage is sponsored by Medicare). The Company receives professional capitation to provide physician services and institutional capitation to provide hospital care and other non-professional services. The table below sets forth the changes in enrollment for professional and institutional capitation. Most of the enrollment growth is related to acquisitions and increased enrollment in the northern California operations.


                               COMMERCIAL        SENIOR              TOTAL
                                ENROLLEES      ENROLLEES   OTHER    ENROLLEES
                               ----------------------------------------------
PROFESSIONAL CAPITATION:
March 31, 1996                   586,822        61,177     39,375   687,374
March 31, 1995                   505,731        47,017     45,077   597,825
INSTITUTIONAL CAPITATION:
March 31, 1996                   316,117        35,512     12,930   364,559
March 31, 1995                   230,340        20,304      3,061   253,705

Three Months Ended March 31, 1996 and 1995

     For the three months ended March 31, 1996, net revenue was $333 million, compared to $260 million for the same period in 1995. The increase in net revenue resulted from the affiliation with new physician practices, existing clinic growth and the increase in prepaid enrollees.

     Excluding non-recurring items related to the PPSI merger, operating expenses, at the clinic level were $289 million, or 86.8% of net revenue for the quarter ended March 31, 1996 compared to $228 million or 87.7% of net revenue for the same period in 1995. Clinic salaries, wages and benefits decreased as a percentage of net revenue from the three months ended March 31, 1995 to the three months ended March 31, 1996 as certain operational efficiencies were implemented and the IPA business, which requires a low support staff ratio, continued to grow. Outside hospitalization expense increased from $22 million for the three months ended March 31, 1995 to $36 million for the three months ended March 31, 1996, and also increased as a percentage of net revenue from 8.5% for the three months ended March 31, 1995 to 10.8% for the three months ended March 31, 1996. This is directly related to the increase of the Company's global capitation from 29.8% to 34.7% of the total capitation for the three months ended March 31, 1995 compared to the same period of 1996. General corporate expenses increased from $16 million during the first quarter of 1995 to $19 million during the first quarter of 1996. As a percent of net revenue, general corporate expenses decreased from 6.2% in the first quarter of 1995 to 5.7% in the first quarter of 1996.

     Included in pre-tax loss for the three months ended March 31, 1996 were merger expenses totaling $34.4 million relating to the business combination with PPSI. The major components of the $34.4 million included: $13.8 million for restructuring of operations, $6.6 million in brokerage fees, $5.9 million in severance costs, $2.6 million in professional fees, $2.4 million for the impairment of assets and $1.9 million in unamortized bond issue costs.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, the Company had working capital of $174 million, including cash and cash equivalents of $158 million. For the first three months of 1996, cash flow from operations, excluding cash paid for merger costs, was ($2.2) million compared to $6.5 million for the same period of 1995. The negative cash flow from operations for the first three months of 1996 was created by the build-up of accounts receivable relative to the growth of the existing practices.

     For the three months ended March 31, 1996, the Company invested $12.3 million in acquisitions of the assets of physician practices, $8.4 million in equipment for the physician practices and the corporate office and $1.4 million in intangible assets related to corporate name/trademarks and other intangible assets. For the three months ended March 31, 1995, the Company's investing activities totaled $32.1 million, which was primarily composed of $16.9 million related to practice acquisitions, $6.9 million related to the purchase of property and equipment and $6.2 million related to the purchase of marketable securities. These expenditures were funded from approximately $60.7 million from equity proceeds.

     On March 13, 1996, the Company sold 6.6 million shares of Common Stock at $30.25 per share. The Company raised net proceeds of $194 million, $70 million of which was applied to reduce the indebtedness under the Company's Revolving Credit and Reimbursement Agreement (the Bank Credit Facility). In April 1996 $69 million of the proceeds were used to pay-off the Company's convertible subordinated debentures.

     On November 29, 1995, the Company entered into the Bank Credit Facility with a syndicate of banks which provides a revolving credit facility of up to $150 million. Advances under the Bank Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus 2.0%. The Bank Credit Facility has an expiration date of May 10, 1998 and is renewable for two additional one-year periods. In conjunction with the Bank Credit Facility, the Company granted the banks a first priority security interest in all shares of stock of its subsidiaries and provided a negative pledge on substantially all assets.

     The Bank Credit Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios (including maintain net worth, minimum fixed charge overage ratio, maximum indebtedness to cash flow), limit the amount of additional indebtedness, and set certain restrictions on investments, mergers and sales of assets. Additionally, the Company is required to obtain bank consent for acquisitions with an aggregate purchase price in excess of $15 million. As of March 31, 1996, the Company was in compliance with the covenants in the Bank Credit Facility.

     The Company intends to acquire the assets of additional physician practices and to fund this growth with existing cash and cash equivalents and borrowings under the Bank Credit Facility. The Company believes that its existing cash resources, the use of the Company's Common Stock for selected practice and other acquisitions, and available borrowings under the Bank Credit Facility, will be sufficient to meet the Company's anticipated acquisition, expansion and working capital needs for the foreseeable future. The Company may raise additional capital through the issuance of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions, at such times and terms as management deems appropriate and the market allows.

PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On February 22, 1996, a Special Meeting of the Stockholders of the Company was held, at which the following actions were taken:

        1.       The shares of Common Stock represented at the Special
            Meeting were voted for the Plan and Agreement of Merger and Reorganization, dated December 11, 1995 among the Company, PPS Merger Corporation and Pacific Physician Services, Inc. as follows:

                   Number                                            Broker
                   Voting         For        Against  Abstentions   Non-Votes
                 ----------   ----------     -------  -----------   ---------
                 26,289,601   23,117,494      7,944     24,401      3,139,762

        2. The shares of Common Stock represented at the Special Meeting were voted to adopt the Amendment to the 1995 Stock Option Plan to increase the number of shares of the Company's Common Stock covered under the plan by 1,325,000 as follows:

                   Number
                   Voting         For        Against  Abstentions
                 ----------   ----------     -------  -----------
                 26,289,601   23,045,917     3,209,638  34,046

     On April 25, 1966, the Annual Meeting of the Stockholders of the Company was held, at which the following actions were taken:

        1. The shares of Common Stock represented at the Annual Meeting were voted to elect Scott F. Meadow as a director of the Company as follows:

                   Number
                   Voting         For        Withheld
                 ----------   ----------     --------
                 41,403,453   41,287,647      115,806

        2. The shares of Common Stock represented at the Annual Meeting wer voted to elect Larry D. Striplin as a director of the Company as follows:

                   Number
                   Voting         For        Withheld
                 ----------   ----------     --------
                 41,403,453   41,287,409      116,044

        3. The shares of Common Stock represented at the Annual Meeting were voted to elect Walter T. Mullikin as a director of the Company as follows:

                   Number
                   Voting         For        Withheld
                 ----------   ----------     --------
                 41,403,453   41,287,399      116,054

        4. The shares of Common Stock represented at the Annual Meeting were voted to increase the authorized Common Stock of the Company to 200,000,000 shares as follows:

                   Number                                            Broker
                   Voting         For       Against   Abstentions   Non-Votes
                 ----------   ----------   ---------  -----------   ---------
                 41,403,453   33,751,562   7,582,660    68,607          624

        5. The shares of Common Stock represented at the Annual Meeting were voted to adopt the Amendment to the 1995 Stock Option Plan to increase the number of shares of the Company's Common Stock covered under the plan by 1,200,000 as follows:

                   Number                                            Broker
                   Voting         For       Against   Abstentions   Non-Votes
                 ----------   ----------   ---------  -----------   ---------
                 41,403,453   33,425,903   7,685,872    117,659     174,019

    The remaining directors whose terms continued after the meeting were Larry
R. House, Richard M. Scrushy, Charles W. Newhall III, Ted H. McCourtney, Jr., John S. McDonald, Rosalio J. Lopez and Richard J. Kramer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     The exhibits filed as a part of the Quarterly Report are listed in
Item 6(c) of this Quarterly Report on Form 10-Q, which is hereby incorporated herein by reference.

(b)  Reports on Form 8-K

1. Current Report on Form 8-K filed February 23, 1996 reporting the acquisition of Pacific Physician Services, Inc.


(c)  Exhibits

     The exhibits required by Regulation S-K are set forth in the following list.

(11)    - Statement re: Computation of Per Share Earnings (Unaudited)

(27)    - Financial Data Schedule (for SEC use only)

(99) - Press Release, dated as of May 14, 1996, announcing proposed acquisition of Caremark International Incorporated.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedPartners/Mullikin, Inc.


By: /s/ Harold O. Knight, Jr.
   -----------------------------------------------------------------------------
   Harold O. Knight, Jr.    Executive Vice President and Chief Financial Officer


Date: May 15, 1996


By: /s/ Larry R. House
   -----------------------------------------------------------------------------
   Larry R. House                Chairman, President and Chief Executive Officer


Date: May 15, 1996