Form 10-Q
period 1996-06-30
MEDPARTNERS MULLIKIN INC
filed 1996-08-14
CIK 1000736

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                        -----------------------------

                                  FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               -------------    -----------------

                       COMMISSION FILE NUMBER: 0-27276


                         --------------------------


                          MEDPARTNERS/MULLIKIN, INC
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                          63-1151076
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


                       3000 GALLERIA TOWER, SUITE 1000
                          BIRMINGHAM, ALABAMA 35244
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (205)733-8996
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----    ----

   As of August 9, 1996 52,689,312 shares of the Registrant's Common Stock par value $.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                         MEDPARTNERS/MULLIKIN, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,  JUNE 30,
                                                                                     1995         1996
                                                                                 ------------  -----------
                                                                                   (AUDITED)   (UNAUDITED)
                                                                                       (IN THOUSANDS)
                                              ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .       $ 55,328     $ 56,221
  Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,567            -
  Accounts receivable, less allowances for bad debts of $29,777,000
    and $39,574,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        135,176      165,105
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,779       11,087
  Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .            977        4,139
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .         19,214       23,839
                                                                                    --------     --------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . .        256,041      260,391
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .        155,376      167,502
Intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .        111,971      139,169
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,002       34,285
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,343       16,837
                                                                                    --------     --------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $576,733     $618,184
                                                                                    ========     ========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 32,158     $ 29,084
  Payable to physician groups . . . . . . . . . . . . . . . . . . . . . . . .         31,810       28,616
  Accrued compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,949       19,165
  Accrued medical claims payable  . . . . . . . . . . . . . . . . . . . . . .         43,433       44,235
  Other accrued expenses and liabilities  . . . . . . . . . . . . . . . . . .         31,650       30,605
  Current portion of long-term liabilities  . . . . . . . . . . . . . . . . .          9,149        7,648
                                                                                    --------     --------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . .        164,149      159,353

Long-term debt, net of current portion  . . . . . . . . . . . . . . . . . . .        200,814       35,080
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          9,053        9,140

Stockholders' equity:
  Common stock, $.001 par value; 200,000,000 shares authorized; issued
    42,508,000 in 1995 and 52,311,000 in 1996 . . . . . . . . . . . . . . . .             42           52
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .        214,422      435,618
  Notes receivable from stockholders  . . . . . . . . . . . . . . . . . . . .         (1,930)      (1,818)
  Unrealized loss on marketable equity securities, net of deferred taxes  . .             (7)           -
  Unamortized deferred compensation . . . . . . . . . . . . . . . . . . . . .         (2,682)           -
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,128)     (19,241)
                                                                                    --------     --------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .        202,717      414,611
                                                                                    --------     --------
         Total liabilities and stockholders' equity . . . . . . . . . . . . .       $576,733     $618,184
                                                                                    ========     ========



See accompanying notes to consolidated financial statements.

                          MEDPARTNERS/MULLIKIN, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                      -----------------------
                                                                         1995          1996
                                                                      ----------     ---------
                                                                       (IN THOUSANDS, EXCEPT
                                                                         PER SHARE AMOUNTS)
Net revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $287,700      $360,398
Operating expenses:
  Cost of affiliated physician services . . . . . . . . . . . . . .      125,953       152,618
  Clinic salaries, wages and benefits . . . . . . . . . . . . . . .       54,563        59,838
  Outside referral expense  . . . . . . . . . . . . . . . . . . . .       28,171        47,849
  Clinic rent and lease expense . . . . . . . . . . . . . . . . . .       10,027        12,121
  Clinic supplies . . . . . . . . . . . . . . . . . . . . . . . . .       11,536        15,938
  Other clinic costs  . . . . . . . . . . . . . . . . . . . . . . .       23,065        27,868
  General corporate expenses  . . . . . . . . . . . . . . . . . . .       16,464        20,126
  Depreciation and amortization . . . . . . . . . . . . . . . . . .        7,357         8,308
  Net interest expense (income) . . . . . . . . . . . . . . . . . .        1,482          (421)
  Merger expenses . . . . . . . . . . . . . . . . . . . . . . . . .        1,051             -
                                                                        --------      --------
          Net operating expenses  . . . . . . . . . . . . . . . . .      279,669       344,245
                                                                        --------      --------
Income before income taxes  . . . . . . . . . . . . . . . . . . . .        8,031        16,153
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . .        2,235         6,129
                                                                        --------      --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  5,796      $ 10,024
                                                                        ========      ========

Net income per share  . . . . . . . . . . . . . . . . . . . . . . .     $   0.13      $   0.19
                                                                        ========      ========

Weighted average common and common equivalent shares outstanding  .       43,556        52,836
                                                                        ========      ========

See accompanying notes to consolidated financial statements.

                           MEDPARTNERS/MULLIKIN, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                      ------------------------
                                                                         1995           1996
                                                                       ---------      --------
                                                                        (IN THOUSANDS, EXCEPT
                                                                          PER SHARE AMOUNTS)
Net revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $547,450      $703,683
Operating expenses:
  Cost of affiliated physician services . . . . . . . . . . . . . .      240,225       301,280
  Clinic salaries, wages and benefits . . . . . . . . . . . . . . .      105,133       116,600
  Outside referral expense  . . . . . . . . . . . . . . . . . . . .       50,364        83,516
  Clinic rent and lease expense . . . . . . . . . . . . . . . . . .       19,744        23,814
  Clinic supplies . . . . . . . . . . . . . . . . . . . . . . . . .       22,519        30,953
  Other clinic costs  . . . . . . . . . . . . . . . . . . . . . . .       43,776        59,154
  General corporate expenses  . . . . . . . . . . . . . . . . . . .       32,167        39,540
  Depreciation and amortization . . . . . . . . . . . . . . . . . .       13,962        16,482
  Net interest expense  . . . . . . . . . . . . . . . . . . . . . .        3,367         2,811
  Merger expense . . . . . . . . . . . . . . . . . . . . . . . . .         1,051        34,448
                                                                        --------      --------
          Net operating expenses  . . . . . . . . . . . . . . . . .      532,308       708,598
                                                                        --------      --------
Income (loss) before income taxes . . . . . . . . . . . . . . . . .       15,142        (4,915)
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . .        4,411           360
                                                                        --------      --------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .     $ 10,731      $ (5,275)
                                                                        ========      ========

Net income (loss) per share . . . . . . . . . . . . . . . . . . . .     $   0.26      $  (0.11)
                                                                        ========      ========

Weighted average common and common equivalent shares outstanding  .       41,867        50,034
                                                                        ========      ========

See accompanying notes to consolidated financial statements.

                          MEDPARTNERS/MULLIKIN, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                       ----------------------
                                                                         1995          1996
                                                                       ---------    ---------
                                                                           (IN THOUSANDS)
Operating activities:
 Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . .   $ 10,731    $ (5,275)
 Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . .     13,962      16,482
  Provision for deferred taxes  . . . . . . . . . . . . . . . . . . .     (1,425)     (5,848)
  Merger expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      1,051      34,448
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        129           -
  Changes in operating assets and liabilities, net of effects of
    acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . .    (11,288)    (33,762)
                                                                        --------    --------
         Net cash and  cash equivalents provided by operating
            activities  . . . . . . . . . . . . . . . . . . . . . . .     13,160       6,045
Investing activities:
  Cash paid for merger charges  . . . . . . . . . . . . . . . . . . .       (541)    (25,932)
  Net cash used to fund acquisitions  . . . . . . . . . . . . . . . .    (27,237)    (29,671)
  Additions of intangible assets, net of effects of acquisitions  . .     (3,440)     (4,478)
  Purchase of property and equipment  . . . . . . . . . . . . . . . .    (15,571)    (21,833)
  Net proceeds (purchases) of marketable securities . . . . . . . . .    (12,132)     27,482
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (959)          5
                                                                        --------    --------
         Net cash and cash equivalents used in investing activities .    (59,880)    (54,427)
Financing activities:
  Capital contributions . . . . . . . . . . . . . . . . . . . . . . .     62,231     214,656
  Capital distributions . . . . . . . . . . . . . . . . . . . . . . .     (3,259)          -
  Net proceeds from debt  . . . . . . . . . . . . . . . . . . . . . .     43,262           -
  Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . .    (46,256)   (167,453)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,492)        105
                                                                        --------    --------
         Net cash and cash equivalents provided by
           financing activities . . . . . . . . . . . . . . . . . . .     52,486      47,308
                                                                        --------    --------
Net increase (decrease) in cash and cash equivalents  . . . . . . . .      5,766      (1,074)
Cash and cash equivalents at beginning of period  . . . . . . . . . .     66,623      56,133
Beginning cash and cash equivalents of immaterial
  pooling-of-interests entities . . . . . . . . . . . . . . . . . . .          -       1,162
                                                                        --------    --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . .   $ 72,389    $ 56,221
                                                                        ========    ========
Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  5,975    $  4,252
                                                                        ========    ========
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .   $  3,752    $    476
                                                                        ========    ========
Non-cash investing activities:

During the six months ended June 30, 1996 the Company issued 316,000 common shares with a market value of $5,920,000, as consideration for acquisitions accounted for as purchases.

See accompanying notes to consolidated financial statements.

                           MEDPARTNERS/MULLIKIN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and footnote disclosures should be read in conjunction with the December 31, 1995 audited consolidated financials statements and the notes thereto.

         RESTATEMENT OF FINANCIAL STATEMENTS

         During the first quarter of 1996 the Company combined with PPSI in a business combination that was accounted for as a pooling of interests. Accordingly, the financial statements for all periods prior to February 22, 1996, the effective date of the merger, have been restated to include the results of PPSI (Note 3).

         FISCAL YEAR

         At January 1, 1996 PPSI changed its fiscal year-end from July 31 to December 31. Amounts consolidated for PPSI prior to January 1, 1996 were based on an October 31 year-end. As a result, the consolidated financial statements for the six months ending June 30, 1995 include the six months ending
April 30, 1995 for PPSI.


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

                           MEDPARTNERS/MULLIKIN, INC.

2.  CAPITALIZATION

         The Company's Second Amended and Restated Certificate of Incorporation provides that the Company may issue 9,500,000 shares of Preferred Stock, par value $0.001 per share, 500,000 shares of Series C Junior Participating Preferred Stock, par value $0.001 per share, and 200,000,000 shares of Common Stock, par value $0.001 per share. As of December 31, 1995 and June 30, 1996 no shares of the preferred stock were outstanding.

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

         During 1996 the number of shares covered under the 1995 Stock Option Plan (the Plan) was increased by 1,325,000 at a special meeting of stockholders on February 22, 1996 and by 1,200,000 shares at the Annual Meeting of Stockholders on April 25, 1996. As of April 25, 1996, a maximum of 7,099,150 shares of Common Stock was covered by the Plan.


3.  ACQUISITIONS

         During the six months ended June 30, 1996, the Company, through its wholly-owned subsidiaries, acquired certain operating assets of various medical practices. Simultaneously with each medical practice acquisition, the Company entered into practice management agreements which generally have 20 to 44 year terms. Pursuant to the practice management agreements, the Company manages all aspects of the affiliated practice other than the provision of medical services, which is controlled by the physician groups. Generally, the practice management agreements cannot be terminated by the physician group or Company without cause, which includes material default or bankruptcy. Upon termination for cause or expiration of the clinic services agreement, the physician group has the option to purchase some or all of the assets owned by the Company, generally at current book values. The acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets based on the estimated fair values at the date of acquisition. The estimated fair value of assets acquired is $35,593,000. A total of $29,671,000 in cash and 316,000 shares of stock valued at $5,920,000 were given in exchange for these assets during the six months ended June 30, 1996.

         Effective February 22, 1996, the Company merged with PPSI in a transaction that was accounted for as a pooling of interests. Accordingly, the Company's historical statements for all periods prior to the effective date of the merger have been restated to include the results of PPSI. The Company exchanged 10,983,346 shares of its common stock in exchange for all of the outstanding common stock of PPSI.

                           MEDPARTNERS/MULLIKIN, INC.

3.  ACQUISITIONS (CONTINUED)

         Prior to its merger with the Company, PPSI reported on a fiscal year ending on July 31. The restated financial statements for all periods prior to and including December 31, 1995 are based on a combination of the Company's results for its December 31 fiscal year and an October 31 fiscal year for PPSI. Beginning January 1, 1996, PPSI adopted a December 31 fiscal year end; accordingly, all consolidated financial statements for periods after December 31, 1995 are based on a consolidation of all of the Company's subsidiaries on a December 31 year end. PPSI's historical results of operations for the two months ending December 31, 1995 are not included in the Company's consolidated statements of operations or cash flows. An adjustment has been made to stockholders' equity as of January 1, 1996 to adjust for the effect of excluding PPSI's results of operations for the two months ending December 31, 1995. The following is a summary of operations and cash flow for the two months ending December 31, 1995 (in thousands):


          Statement of Operations Data:
            Net revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 69,850
          Operating expenses:
            Cost of affiliated physician services . . . . . . . . . . . . . . . . . .     32,600
            Clinic salaries, wages and benefits . . . . . . . . . . . . . . . . . . .     13,142
            Outside referral expenses   . . . . . . . . . . . . . . . . . . . . . . .     14,861
            Clinic rent and lease expense . . . . . . . . . . . . . . . . . . . . . .      1,963
            Clinic supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,556
            Other clinic costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,373
            General corporate expenses  . . . . . . . . . . . . . . . . . . . . . . .      5,235
            Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .      2,371
            Net interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .        426
             Loss on disposal of assets . . . . . . . . . . . . . . . . . . . . . . .
                                                                                              41
                                                                                        --------
                 Net operating expenses . . . . . . . . . . . . . . . . . . . . . . .     81,568
                                                                                        --------
             Loss before taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .    (11,718)
             Income tax benefit . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,661)
                                                                                        --------
             Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (8,057)
                                                                                        ========
          Statement of Cash Flow Data:
             Net cash used by operating activities  . . . . . . . . . . . . . . . . .   $ (3,569)
             Net cash provided by investing activities  . . . . . . . . . . . . . . .      4,455
             Net cash used in financing activities  . . . . . . . . . . . . . . . . .
                                                                                             (81)
                                                                                        --------
             Net increase in cash and cash equivalents  . . . . . . . . . . . . . . .   $    805
                                                                                        ========

                           MEDPARTNERS/MULLIKIN, INC.

3.  ACQUISITIONS (CONTINUED)

Included in pre-tax loss for the six months ended June 30, 1996 are merger costs totaling $34.4 million. The components of this cost are as follows (in thousands):

        Investment banking fees . . . . . . . . . . . . . . . . . . . . . . . . .          $ 6,625
        Professional fees . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,616
        Other transaction costs . . . . . . . . . . . . . . . . . . . . . . . . .            1,099
        Restructuring charges:
            Abandonment of facilities . . . . . . . . . . . . . . . . . . . . . .           10,768
            Severance costs for identified employees  . . . . . . . . . . . . . .            5,865
            Restructuring of benefits . . . . . . . . . . . . . . . . . . . . . .            2,392
            Unamortized bond issue costs  . . . . . . . . . . . . . . . . . . . .            1,922
            Noncompatible technology  . . . . . . . . . . . . . . . . . . . . . .            1,700
            Impairment of assets  . . . . . . . . . . . . . . . . . . . . . . . .            1,361
            Other restructuring charges . . . . . . . . . . . . . . . . . . . . .              100
                                                                                           -------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $34,448
                                                                                           =======

4. CONTINGENCIES

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

         PPSI, through its wholly-owned captive insurance company, Pacific Indemnity, Ltd., has provided for an estimate of the cost of the incurred but not reported claims and deductible amounts for the employed physicians servicing emergency departments. At July 31, 1995, Pacific Indemnity, Ltd. purchased insurance to cover all claims for incidents occurring through July 31, 1995 ("tail coverage") for all employee physicians of the affiliated medical organizations. Team Health has an agreement with its insurance carrier to purchase insurance associated with claims incurred and not yet reported. Management believes that the recorded accruals for such losses and deductibles related to malpractice claims for the hospital-based contracting physicians and the hospital are sufficient to cover incidents occurring prior to June 30, 1996.

         PPSI is self-insured for employee and dependent health insurance costs and certain workers' compensation costs. Reinsurance of defined excess cost has been purchased from an outside insurance company. Management believes that amounts accrued are sufficient to cover claims and costs incurred through June 30, 1996.

                           MEDPARTNERS/MULLIKIN, INC.

5. SUBSEQUENT EVENTS

         On May 14, 1996, the Company agreed to merge with Caremark International Inc., a leading provider of healthcare services in the United States and overseas. Caremark, through its large, multi-specialty group practices, is affiliated with approximately 1,600 physicians and provides care to more than one million people, 663,000 of whom are in prepaid health plans. Caremark also provides pharmaceutical services, disease management, and international services. Caremark Stockholders will receive 1.21 shares of the Company's Common Stock for each Caremark share. Based on this exchange ratio, a total of approximately 94 million shares of the Company's Common Stock will be given as consideration for the transaction. The transaction is expected to be accounted for as a pooling of interests and is expected to close prior to September 30, 1996.

        In addition to the Caremark transaction, the Company has agreed to acquire CHS Management, Inc., Cardinal Healthcare, the Summit Medical Group and Emergency Professional Services. These four organizations will represent approximately $200 million in revenue based on their current run rates. A total of approximately 9.5 million shares of the Company's Common Stock will be exchanged as consideration for these transactions.

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         The following discussion of the results of operations and financial condition of MedPartners/Mullikin, Inc. (MedPartners/Mullikin or the Company) should be read in conjunction with the Consolidated Financial Statements of MedPartners/Mullikin and notes thereto included elsewhere in this document.


GENERAL

         MedPartners/Mullikin is the result of the business combination between MedPartners, Inc. and Mullikin Medical Enterprises, which was consummated on November 29, 1995. The financial information referred to in this discussion reflects the combined operations of several entities. In February of 1996, MedPartners/Mullikin merged with Pacific Physician Services, Inc. ("PPSI") in a business combination that was accounted for as a pooling of interests. During 1995 PPSI combined with Team Health in a business combination accounted for as a pooling of interests.

         The Company acquires existing medical practices and enters into long-term contractual relationships pursuant to practice management agreements, for periods ranging from 20 to 44 years, to provide management and administrative services. The Company believes the practice management agreements convey to the Company perpetual and unilateral control over the assets and operations of the various affiliated professional corporations. Notwithstanding the lack of technical majority ownership of the stock of such entities, consolidation of the professional corporation is necessary to present fairly the financial position and results of operations of the Company.
Control by the Company is perpetual rather than temporary because of (i) the length of the original term of the agreements, (ii) the continuing investment of capital by the Company, (iii) the employment of the majority of the non-physician personnel, and (iv) the nature of the services provided to the professional corporations by the Company. The Company's financial relationship with each practice offers the physicians access to capital, management expertise, sophisticated information systems, and managed care contracts. The Company's revenue is derived from medical services provided by physicians under the practice management agreements, which has been assigned to the Company. Approximately 50.0% of this revenue is derived through contracts with HMO's. The Company contracts directly with the HMOs to provide medical services to HMO enrollees who have chosen the Company's affiliated physicians, or, in some cases, physicians who are members of the Mullikin Independent Physician Association ("MIPA"). Through its wholly owned subsidiaries, the Company also contracts with hospitals to provide medical staff for various hospitals. The Company's profitability depends on enhancing operating efficiency, expanding health care services provided, increasing market share and assisting affiliated physicians in managing the delivery of medical care.

         The nature of the affiliated practices affects the cost of affiliated physician services, clinic salaries, wages and benefits, clinic supplies and depreciation and amortization. These expenses as a percentage of net revenue will vary based on the mix of primary care and office-based (i.e., non-surgery) practices to specialty care practices and the mix of capitated business. Primary care includes family practice, internal medicine, pediatrics and obstetrics/gynecology. Generally, primary care and office-based practices are less capital intensive but require a higher number of employees per physician to operate and maintain than specialty care practices. Typically, the Company endeavors to achieve an equal number of primary care physicians and specialists in each network. Institutional capitation increases revenue without a material impact on many of the clinic expenses.

RESULTS OF OPERATIONS

         The following table sets forth the breakdown of net revenue for the periods indicated:


                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                          --------                  --------
                                                     1995         1996         1995         1996
                                                     ----         ----         ----         ----
 Prepaid health care . . . . . . . . . . . . .       53.5%        50.0%        53.4%        48.5%
 Fee-for-service . . . . . . . . . . . . . . .       45.1         49.1         45.3         50.5
 Other . . . . . . . . . . . . . . . . . . . .        1.4          0.9          1.3          1.0
                                                    -----        -----        -----        -----
 Net Revenue . . . . . . . . . . . . . . . . .      100.0%       100.0%       100.0%       100.0%
                                                    =====        =====        =====        =====

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


                                       COMMERCIAL         SENIOR                              TOTAL
                                       ENROLLEES         ENROLLEES           OTHER          ENROLLEES
                                       ---------         ---------           -----          ---------
 PROFESSIONAL CAPITATION:
 June 30, 1996                          694,093             66,457           37,715           798,265
 June 30, 1995                          551,176             56,133           55,194           662,503
 INSTITUTIONAL CAPITATION:
 June 30, 1996                          318,331             36,345           11,636           366,312
 June 30, 1995                          258,305             32,681            7,223           298,209


THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         For the three months ended June 30, 1996, net revenue was $360 million, compared to $288 million for the same period in 1995. The increase in net revenue partially resulted from the affiliation with new physician practices and the increase in prepaid enrollees, which accounted for $36.2 and $26.1 million of the increase in revenue, respectively. The remaining increase is primarily related to existing clinic growth.

         Operating expenses, at the clinic level were $316 million, or 87.7% of net revenue for the quarter ended June 30, 1996 compared to $253 million or 88.0% of net revenue for the same period in 1995. Clinic salaries, wages and benefits decreased as a percentage of net revenue from the three months ended June 30, 1995 to the three months ended June 30, 1996 as certain operational efficiencies were implemented and the IPA business, which requires a low support staff ratio, continued to grow. Outside referral expense increased from $28 million for the three months ended June 30, 1995 to $48 million for the three months ended June 30,

1996, and also increased as a percentage of net revenue from 9.8% for the three months ended June 30, 1995 to 13.3% for the three months ended June 30, 1996. This is directly related to the increase of the Company's global capitation and the increase in IPA business. General corporate expenses increased from $16 million during the second quarter of 1995 to $20 million during the second quarter of 1996. As a percent of net revenue, general corporate expenses decreased from 5.7% in the second quarter of 1995 to 5.6% in the second quarter of 1996.

         SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Net revenue was $704 million for the six months ended June 30, 1996 compared to $547 million for the same period in 1995. The increase in net revenue resulted from the affiliation with new physician practices and the increase in prepaid enrollees, which accounted for $73.1 million and $48.7 million of the increase in revenue, respectively. The remaining increase is primarily related to existing clinic growth.

         Excluding non-recurring items related to the PPSI merger, operating expenses, at the clinic level were $615 million, or 87.4% of net revenue for the six months ended June 30, 1996 compared to $482 million or 88.0 % of net revenue for the same period in 1995. Outside referral expense increased from $50 million for the six months ended June 30, 1995 to $84 million for the six months ended June 30, 1996, and also increased as a percentage of net revenue from 9.2% for the six months ended June 30, 1995 to 11.9% for the six months ended June 30, 1996. This is directly related to the increase of the Company's global capitation and the increase in IPA business. General corporate expenses also increased during the first half of 1996 going from $32 million for the six months ended June 30, 1995 to $40 million for the same period of 1996.
However, as a percent of net revenue, general corporate expenses decreased from 5.9% in the first half of 1995 to 5.6% in the first half of 1996.

         Included in pre-tax loss for the six months ended June 30, 1996 were merger expenses totaling $34.4 million relating to the business combination with PPSI. The major components of the $34.4 million included $24.1 million for restructuring of operations, $6.6 million in brokerage fees, $2.6 million in professional fees, and $1.1 million in other transaction costs. The major components of the restructuring of operations included $10.8 million in abandonment of facilities, $5.9 million in severance costs, $2.4 million in restructuring of benefits, $1.9 million in unamortized bond issue costs and $1.4 million for the impairment of assets.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1996, the Company had working capital of $101 million, including cash and cash equivalents of $56 million. For the first six months of 1996, cash flow from operations, excluding $25.9 million in cash paid for merger costs, was $6.0 million compared to $13.2 million for the same period of 1995. On a monthly basis, the Company's most significant expenditure is for affiliated physician services. Payment is made on the fifteenth day of the month following the month in which the services were provided.

         For the six months ended June 30, 1996, the Company invested $29.7 million in acquisitions of the assets of physician practices, $21.8 million in equipment for the physician practices and the corporate office and $4.5 million in intangible assets related to corporate name/trademarks and other intangible assets. For the six months ended June 30, 1995, the Company's investing activities totaled $59.9 million, which was primarily composed of $27.2 million related to practice acquisitions, $15.6 million related to the purchase of property and equipment and $12.1 million related to the purchase of marketable securities. These expenditures were funded from equity proceeds.

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

         Effective November 29, 1995, the Company entered into the $150 million Bank Credit Facility replacing its then existing revolving credit facility. Interest is paid quarterly based on the London Interbank Offered Rate (LIBOR) plus a two percent margin. No principal is due on the facility until its maturity date of May 10, 1998. The Company provided a negative pledge on substantially all assets and granted the banks a first priority security interest in all shares of stock of its subsidiaries. As of June 30, 1996, there was no balance outstanding under the facility.

         The Bank Credit Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios (including maintain net worth, minimum fixed charge coverage ratio, maximum indebtedness to cash flow), limit the amount of additional indebtedness, and set certain restrictions on investments, mergers and sales of assets. Additionally, the Company is required to obtain bank consent for acquisitions with an aggregate purchase price in excess of $15 million. As of June 30, 1996, the Company was in compliance with the covenants in the Bank Credit Facility.

         The Company intends to acquire the assets of additional physician practices and to fund this growth with existing cash and cash equivalents and borrowings under the Bank Credit Facility. The Company believes that its existing cash resources, the use of the Company's Common Stock for selected practice and other acquisitions, and available borrowings under the Bank Credit Facility and the increased Bank Credit Facility anticipated to be entered into in connection with the consummation of the Caremark merger, will be sufficient to meet the Company's anticipated acquisition, expansion and working capital needs for the next twelve months. The Company will raise additional capital through the issuance of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions, at such times and terms as management deems appropriate and the market allows, in order to meet the capital needs of the Company on a long-term basis (i.e., for a period in excess of 12 months).

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits

         The exhibits filed as a part of the Quarterly Report are listed in
Item 6(c) of this Quarterly Report on Form 10-Q, which is hereby incorporated herein by reference.


(b)      Reports on Form 8-K

         None


(c)      Exhibits

         The exhibits required by Regulation S-K are set forth in the following list.

(11)     -       Statement re: Computation of Per Share Earnings (Unaudited)
(27)     -       Financial Data Schedule (for SEC use only)

         No other Items of Part II are applicable to the Company for the period covered by this Quarterly Report on Form 10-Q.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MedPartners/Mullikin, Inc.


By: /s/ Harold O. Knight, Jr.
    --------------------------------------------------------------------------
   Harold O. Knight, Jr.  Executive Vice President and Chief Financial Officer

Date: August 14, 1996


By: /s/ Larry R. House
    --------------------------------------------------------------------------
    Larry R. House       Chairman, President and Chief Executive Officer

Date: August 14, 1996