Form 10-Q
period 1996-09-30
MEDPARTNERS INC
filed 1996-11-14
CIK 1000736

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO
                               --------------     -------------

                         COMMISSION FILE NUMBER: 0-27276


                                -----------------

                                MEDPARTNERS, INC
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

                                  (205)733-8996
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at November 8, 1996
              -----                        -------------------------------

    Common stock, par value                                      *
      $.001 per share                                 159,219,926

* Includes 9,317,000 shares held in trust to be utilized in employee benefit plans.

No Information Submitted Under This Caption

                                MEDPARTNERS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                                Page
                                                                                                                ----

PART I - FINANCIAL INFORMATION
Item 1.           Financial Statements

         Consolidated Balance Sheets -
         December 31, 1995 (Audited) and September 30, 1996 (Unaudited).......................................... 3

         Consolidated Statements of Operations (Unaudited)-
         Three Months Ended September 30, 1995 and 1996.......................................................... 4

         Consolidated Statements of Operations (Unaudited) -
         Nine Months Ended September 30, 1995 and 1996........................................................... 5

         Consolidated  Statements of Cash Flows (Unaudited) -
         Nine Months Ended September 30, 1995 and 1996......................... ..................................6

         Notes to Consolidated Financial Statements (Unaudited)...................................................7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................14

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................20

Item 4.           Submission of matters to a Vote of Security Holders............................................21

Item 6.           Exhibits and Reports on Form 8-K...............................................................21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                MEDPARTNERS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                                                       1995          1996
                                                                                                 -------------  -------------
                                                                                                    (AUDITED)     (UNAUDITED)
                                                                                                        (IN THOUSANDS)
                                                 ASSETS
Current assets:
  Cash and cash equivalents......................................................                $     84,460         79,011
  Marketable securities..........................................................                      84,067              -
  Accounts receivable, less allowances for bad debts of $80,077,000 and $126,700,000                  500,710        543,097
  Inventories....................................................................                     122,279        100,288
  Income tax receivable..........................................................                         900         31,763
  Prepaid expenses and other current assets......................................                      38,683         69,269
                                                                                                 -------------  ------------
         Total current assets....................................................                     831,099        823,428
Property and equipment, net......................................................                     454,658        545,124
Intangible assets, net...........................................................                     370,939        485,753
Deferred tax asset...............................................................                      72,392         97,593
Net assets of discontinued operations............................................                      36,300              -
Other assets.....................................................................                      39,611         75,647
                                                                                                 -------------  ------------
         Total assets............................................................                $  1,804,999   $  2,027,545
                                                                                                 ============   ============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................                $    278,240   $     229,132
  Payable to physician groups....................................................                      31,810         30,194
  Accrued compensation...........................................................                      16,347         20,736
  Accrued medical claims payable.................................................                      52,434         86,632
  Other accrued expenses and liabilities.........................................                     166,381        309,922
  Notes payable..................................................................                      81,900              -
  Current portion of long-term liabilities.......................................                      13,173         42,367
                                                                                                 ------------   ------------
         Total current liabilities...............................................                     640,285        718,983

Long-term debt, net of current portion...........................................                     528,921        605,689
Other long-term liabilities......................................................                      42,053         39,988
Commitments and contingent liabilities (Note 5)

Stockholders' equity:
  Common stock, $.001 par value; 200,000,000 shares authorized; issued 142,017,000 in 1995
    and 158,421,000 in 1996.....................................................                          142            158
  Additional paid-in capital.....................................................                     476,472        732,379
  Notes receivable from stockholders.............................................                     (1,930)        (1,744)
  Unrealized loss on marketable equity securities, net of deferred taxes.........                         (7)           (34)
  Unamortized deferred compensation..............................................                     (2,682)              -
  Shares held in trust, 9,317,000 shares in 1995 and 1996........................                   (150,200)      (150,200)
  Retained earnings..............................................................                     271,945         82,326
                                                                                                 ------------   ------------
         Total stockholders' equity..............................................                     593,740        662,885
                                                                                                 ------------   ------------
         Total liabilities and stockholders' equity..............................                $  1,804,999   $  2,027,545
                                                                                                 ============   ============


See accompanying notes to consolidated financial statements.

                                MEDPARTNERS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          ----------------------------
                                                                             1995          1996
                                                                         ------------- --------------
                                                                           (IN THOUSANDS, EXCEPT
                                                                             PER SHARE AMOUNTS)
  Net revenue.........................................................     $  907,046     $ 1,182,015

  Operating expenses:
    Affiliated physician services.....................................        168,306         234,925
    Outside medical expense...........................................         41,929          82,373
    Clinic expenses...................................................        181,512         250,917
    Non-clinic goods and services.....................................        415,180         498,145
    General and administrative expenses...............................         35,744          33,001
    Depreciation and amortization.....................................         15,178          21,134
                                                                           ----------     -----------
            Operating income..........................................         49,197          61,520
  Non-operating expenses:
    Net interest expense..............................................          5,344           5,725
    Merger expenses...................................................          3,473         263,000
    Other, net........................................................            (27)            (37)
                                                                           ----------     -----------
  Income from continuing operations before income taxes...............         40,407        (207,168)
  Income tax expense (benefit)........................................         15,140         (55,634)
                                                                           ----------     -----------
  Income (loss) from continuing operations............................         25,267        (151,534)
  Loss from discontinued operations...................................         (5,791)              -
                                                                           ----------     -----------

  Net income (loss)...................................................     $   19,476     $  (151,534)
                                                                           ==========     ===========

  Earnings per Common and Common equivalent Share:
     Income (loss) from continuing operations.........................     $     0.18     $    (1.00)
     Operating loss from discontinued operations......................          (0.04)             -
                                                                           ----------     -----------
     Net income (loss)................................................     $     0.14     $    (1.00)
                                                                           ==========     ===========

  Weighted average common and common equivalent shares outstanding....        137,969         151,629
                                                                           ==========     ===========

See accompanying notes to consolidated financial statements.

                                MEDPARTNERS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         ---------------------------
                                                                             1995          1996
                                                                         ------------- -------------
                                                                           (IN THOUSANDS, EXCEPT
                                                                             PER SHARE AMOUNTS)
  Net revenue.........................................................   $  2,576,146  $  3,495,717
  Operating expenses:
    Affiliated physician services.....................................        460,811       695,872
    Outside medical expense...........................................        106,485       228,070
    Clinic expenses...................................................        487,243       753,404
    Non-clinic goods and services.....................................      1,244,861     1,483,676
    General and administrative expenses...............................        109,238       103,647
    Depreciation and amortization.....................................         42,052        62,381
                                                                         ------------- ------------
           Operating income...........................................        125,456       168,667
  Non-operating expenses:
    Net interest expense..............................................         13,794        17,868
    Merger expenses...................................................          4,524       297,448
    Other, net........................................................           (428)         (410)
                                                                         ------------- ------------
  Income (loss) from continuing operations before income taxes........        107,566      (146,239)
  Income tax expense (benefit)........................................         39,914       (31,715)
                                                                         ------------- ------------
  Income (loss) from continuing operations............................         67,652      (114,524)
  Discontinued operations:
    Loss from discontinued operations.................................       (152,407)      (68,879)
    Net gains on sales of discontinued operations.....................          7,085         2,080
                                                                         ------------  ------------
    Loss from discontinued operations.................................       (145,322)      (66,799)
                                                                         ------------  ------------
  Net loss............................................................   $    (77,670  $   (181,323
                                                                         ============  ============

  Earnings per Common and Common equivalent share:
     Income (loss) from continuing operations.........................   $       0.50  $      (0.76)
     Operating loss from discontinued operations......................          (1.12)        (0.46)
    Gain on sale of discontinued operations...........................           0.05          0.01
                                                                         ------------  ------------
    Net income (loss).................................................   $      (0.57) $      (1.21)
                                                                         ============  ============

  Weighted average common and common equivalent shares outstanding....        135,316       149,928
                                                                         ============  ============



See accompanying notes to consolidated financial statements.

                                MEDPARTNERS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                -----------------------------
                                                                                    1995             1996
                                                                                -----------      ------------
                                                                                       (IN THOUSANDS)
Operating activities:
 Net income (loss) from continuing operations..............................     $   67,652         $ (114,524)

 Adjustments to reconcile net income (loss) from continuing operations to net cash and cash equivalents provided by operating activities:
  Depreciation and amortization............................................         42,052             62,381
  Provision for deferred taxes.............................................         (7,355)           (31,776)
  Merger expenses..........................................................          4,524            297,448
  Other....................................................................            341                449
  Changes in operating assets and liabilities,  net of effects of                   (4,241)          (113,497)
   acquisitions............................................................     ----------         ----------

         Net cash and cash equivalents provided by operating activities....        102,973            100,481
Investing activities:
  Cash paid for merger charges.............................................         (1,051)          (137,182)
  Net cash used to fund acquisitions.......................................       (190,969)          (116,244)
  Purchase of property and equipment.......................................        (79,331)          (105,950)
  Divestitures.............................................................        229,300                  -
  Net proceeds from marketable securities..................................            978             75,982
  Other....................................................................         (4,300)            (1,023)
                                                                                ----------         ----------
         Net cash and cash equivalents used in investing activities........        (45,373)          (284,417)
Financing activities:
  Common stock issued and capital contributions............................        141,179            239,257
  Capital distributions....................................................        (33,373)                 -
  Proceeds from debt.......................................................         77,222            713,955
  Repayment of debt........................................................        (71,604)          (673,862)
  Other....................................................................         (6,179)            (1,372)
                                                                                ----------         ----------
         Net cash and cash equivalents provided by financing activities....        107,245            277,978
Cash used in discontinued operations.......................................       (184,400)          (103,591)
                                                                                ----------         ----------
Net decrease in cash and cash equivalents..................................        (19,555)            (9,549)
Cash and cash equivalents at beginning of period...........................         98,778             85,265
Beginning cash and cash equivalents of immaterial pooling-of-interests
   entities................................................................              -              3,295
                                                                                ----------         ----------
Cash and cash equivalents at end of period.................................     $   79,223         $   79,011
                                                                                ==========         ==========

                              MEDPARTNERS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

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

         RESTATEMENT OF FINANCIAL STATEMENTS

         On February 22, 1996 and September 5, 1996 the Company combined with Pacific Physician Services, Inc. (PPSI), and Caremark International Inc. ("Caremark"), respectively, in business combinations that were accounted for as poolings of interests. Accordingly, the financial statements for all periods prior to the effective dates of the mergers have been restated to include the results of PPSI and Caremark and additional entities accounted for as immaterial poolings of interests.

         FISCAL YEAR

         At January 1, 1996 PPSI changed its fiscal year-end from July 31 to December 31. Amounts consolidated for PPSI prior to January 1, 1996 were based on an October 31 year-end. As a result, the consolidated financial statements for the nine months ending September 30, 1995 include the nine months ending July 31, 1995 for PPSI.


         STOCK OPTION PLANS

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (ABP 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NOTE 2.   SECONDARY STOCK OFFERING

         On March 13, 1996, the Company completed a secondary public offering of 6,632,800 shares of its Common Stock. The net proceeds of the offering were $194 million. Proceeds of the offering were used to pay all the then outstanding indebtedness under MedPartners' bank credit facility of $70 million. In April 1996, $69 million of the proceeds were used to pay-off PPSI's convertible subordinated debentures.

                                MEDPARTNERS, INC.

NOTE 3.   MERGERS

          Effective February 22, 1996 and September 5, 1996, the Company merged with PPSI and Caremark, respectively, in transactions that were accounted for as poolings of interests. The Company exchanged 10,981,904 and 90,585,168 shares of its common stock for all of the outstanding common stock of PPSI and Caremark, respectively. During the nine months ended September 30, 1996 the Company also exchanged 6,923,415 shares of its common stock in additional transactions accounted for as poolings of interests.

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


       Statement of Operations Data:
         Net revenue................................................................   $   69,850
       Operating expenses:
         Cost of affiliated physician services......................................       32,600
         Clinic salaries, wages and benefits........................................       13,142
         Outside referral expenses .................................................       14,861
         Clinic rent and lease expense..............................................        1,963
         Clinic supplies............................................................        3,556
         Other clinic costs.........................................................        7,373
         General corporate expenses.................................................        5,235
         Depreciation and amortization..............................................        2,371
         Net interest expense.......................................................          426
          Loss on disposal of assets................................................           41
                                                                                       ----------
              Net operating expenses................................................       81,568
                                                                                       ----------
          Loss before taxes.........................................................      (11,718)
          Income tax benefit........................................................       (3,661)
                                                                                       ----------
          Net loss..................................................................   $   (8,057)
                                                                                       ==========
       Statement of Cash Flow Data:
          Net cash used by operating activities.....................................   $   (3,569)
          Net cash provided by investing activities.................................        4,455
          Net cash used in financing activities.....................................          (81)
                                                                                       ==========
          Net increase in cash and cash equivalents.................................   $      805
                                                                                       ==========

                                MEDPARTNERS, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 3.   MERGERS (CONTINUED)

         Caremark's revenue for the three months ended and the nine months ended September 30, 1996 and 1995 were $795 million and $606 million, and $2,364 million and $1,727 million, respectively. Caremark's net income (loss) for the corresponding periods, excluding merger expenses, was $28 million and $14 million, and $3 million and $(95) million, respectively.

Included in pre-tax loss for the nine months ended September 30, 1996 are merger costs totaling $297.4 million. The components of this cost are as follows (in thousands):

       Investment banking and professional fees.....................................       $  40,241
       Other transaction costs......................................................          35,099
       Restructuring charges:
           Abandonment of facilities................................................          31,768
           Severance costs for identified employees.................................          51,865
           Operational restructuring................................................          95,853
           Transition and debt restructuring........................................          21,922
           Noncompatible technology.................................................          20,700
                                                                                           ---------
       Total........................................................................       $ 297,448
                                                                                           =========

NOTE 4.   ACQUISITIONS

         During the nine months ended September 30, 1996, the Company, through its wholly-owned subsidiaries, acquired certain operating assets of various medical practices. Simultaneously with each medical practice acquisition, the Company entered into practice management agreements which generally have 30 to 40 year terms. Pursuant to the practice management agreements, the Company manages all aspects of the affiliated practice other than the provision of medical services, which is controlled by the physician groups. Generally, the practice management agreements cannot be terminated by the physician group or Company without cause, which includes material default or bankruptcy. Upon termination for cause or expiration of the clinic services agreement, the physician group has the option to purchase some or all of the assets owned by the Company, generally at current book values. The acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets based on the estimated fair values at the date of acquisition. The estimated fair value of assets acquired is $136.8 million. A total of $116.2 million in cash and 751,000 shares of stock valued at approximately $15.5 million were given in exchange for these assets during the nine months ended September 30, 1996. Included in these amounts is Caremark's acquisition of substantially all of the assets of CIGNA Medical Group, CIGNA Healthcare's Los Angeles-area staff model delivery system, in January 1996.

                                MEDPARTNERS, INC.

NOTE 5.   CONTINGENCIES


        On September 11, 1995, Coram Healthcare Corporation ("Coram") filed a complaint in the San Francisco Superior Court against Caremark International Inc. and its subsidiary, Caremark Inc., and 50 unnamed individual defendants. The complaint, which arises from Caremark's sale to Coram of Caremark's Home Infusion therapy business in April 1995 for approximately $209.0 million in cash and $100.0 million in securities, alleges breach of the Asset Sale and Note Purchase Agreement, dated January 29, 1995, as amended on April 1, 1995, between Coram and Caremark, breach of related contracts, fraud, negligent misrepresentation and a right to contractual indemnity. Requested relief in Coram's amended complaint includes specific performance, declaratory relief, injunctive relief, and damages of $5.2 billion. Caremark filed counterclaims against Coram in this lawsuit and also filed a lawsuit in the United Sates District Court in Chicago claiming that Coram committed securities fraud in its sale to Caremark of its securities in connection with the sale of Caremarks home infusion business to Coram. The lawsuit filed in federal court in Chicago has been dismissed, and Caremarks appeal of the dismissal was argued on May 10, 1996 and is now under submission. Corams lawsuit is currently in the discovery phase. In October 1996, Coram agreed to merge with Integrated Health Services, Inc. (IHS). In connection with the merger agreement, IHS and the Company have agreed to a settlement of the Coram litigation, contingent upon consummation of the proposed merger, expected to be completed in the first quarter of 1997. Under the settlement proposal, the notes that are now payable by Coram to Caremark will be canceled and replaced with a new two-year note in the principal amount of $57.5 million. Caremark had previously established a reserve for a portion of the $100 million in securities, and, therefore, the terms of the new note will not require any additional charge against earnings by the Company.

        In March 1996, Caremark agreed to settle all disputes with a number of private payors. The settlements resulted in an after-tax charge of $42.3 million. These disputes related to businesses that were covered by Caremark's settlement with federal and state agencies in June 1995 discussed below. In addition, Caremark agreed to pay $23.3 million after-tax to cover the private payors' pre-settlement and settlement-related expenses. An after-tax charge for the above amounts has been recorded in first quarter 1996 discontinued operations. During the nine months ended September 30, 1996 Caremark paid $101.8 million, with an additional $6.6 million plus interest to be paid over the next nine months, related to the settlements.

        In June 1995, Caremark agreed to settle an investigation of Caremark with the U.S. Department of Justice, the Office of the Inspector General of the U.S. Department of Health and Human Services, the Veterans Administration, the Federal Employees Health Benefits Program, the Civilian Health and Medical Program of the Uniformed Services and related state investigative agencies in
all 50 states and the District of Columbia (the "OIG investigation").   Under
the terms of the OIG Settlement, which covered allegations dating back to 1986, a subsidiary of Caremark pled guilty to two counts of mail fraud- one each in Minnesota and Ohio - resulting in the payment of civil penalties and criminal fines. The basis of these guilty pleas was Caremarks failure to provide certain information to CHAMPUS, FEHBP and federal funded healthcare benefit programs, concerning financial relationships between Caremark and a physician in each of Minnesota and Ohio. Caremark took an after-tax charge to discontinued operations of $154.8 million in 1995 for these settlement payments, costs to defend ongoing derivative, security and related lawsuits, and other associated costs.

        The Company cannot determine at this time what costs may be incurred in connection with future disposition of non-governmental claims or litigation. The Company does not believe that the above-referenced settlements will materially affect its ability to pursue its long-term business strategy. There can be no assurances, however, that additional costs, claims and damages will not occur or that the ultimate costs related to the settlements will not exceed these estimates.

                                MEDPARTNERS, INC.

NOTE 5.   CONTINGENCIES (CONTINUED)


        In May 1996, three pharmacies, purporting to represent a class consisting of all of Caremark's competitors in the alternate site infusion therapy industry, filed a complaint against Caremark International Inc., Caremark, Inc. and two other corporations in the United States District Court for the District of Hawaii alleging violations of the federal conspiracy laws, the antitrust laws and of California's unfair business practice statute. The complaint seeks unspecified treble damages, and attorneys' fees and expenses. The Company intends to defend this case vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of this matter.

        In August and September 1994, stockholders, each purporting to represent a class, filed complaints against Caremark and certain officers and employees of Caremark in the United States District Court for the Northern District of Illinois, alleging violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, and fraud and negligence in connection with public disclosures by Caremark regarding Caremark's business practices and the status of the OIG investigation discussed above. The complaints seek unspecified damages, declaratory and equitable relief, and attorneys' fees and expenses. In June 1996, the complaint filed by one group of stockholders alleging violations of the Securities Exchange Act of 1934 only, was certified as a class. The parties to all of the complaints continue to engage in discovery proceedings. The Company intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

        In August 1994 and July 1995, stockholders filed derivative actions on behalf of Caremark in the Court of Chancery of the State of Delaware, the United States District Court for the Northern District of Illinois and the Circuit Court of Cook County in Chicago, Illinois alleging breaches of fiduciary duty, negligence in connection with Caremark's conduct of the business and lack of corporate controls, and seeking unspecified damages, attorneys' fees and expenses. In June 1996, the parties entered into a Stipulation and Agreement of Compromise and Settlement which established proposed terms for the settlement of the case. The Delaware court conducted a hearing on August 16, 1996 to consider the proposed settlement and entered an order on September 26, 1996 approving the settlement. The settlement does not provide for the payment of any damages by any defendant, although plaintiffs were awarded $869,500 in attorneys fees and expenses in conjunction with approval of the settlement. The actions in the northern District of Illinois and Cook County, which had been stayed pending revolution of the Delaware Case, have now been dismissed.

        In late August 1994, certain patients of a physician who prescribed human growth hormone distributed by Caremark and the sponsor of a health insurance plan of one of those patients filed complaints against Caremark, employees of Caremark and others in the United States District Court for the District of Minnesota. Each complaint purported to be on behalf of a class and alleged violations of the federal mail and wire fraud statutes, the federal conspiracy statute and the state consumer fraud statute, as well as conspiracy to breach a fiduciary duty, negligence and fraud. Each complaint sought unspecified treble damages, and attorneys' fees and expenses. In July 1996, these plaintiffs also served (but have not yet filed) a separate lawsuit in the Minnesota State Court in the County of Hennepin against a subsidiary of Caremark purporting to be on behalf of a class and alleging all of the claims contained in the complaint filed with the Minnesota federal court other than the federal claims contained therein. The complaint seeks unspecified damages, attorneys' fees and expenses and an award of punitive damages. In July 1995, another patient of the same physician filed a separate complaint in the District of South Dakota against the physician, Caremark and another corporation alleging violations of the federal laws prohibiting payment of remuneration to induce referral of Medicare and Medicaid beneficiaries, and the federal mail fraud and conspiracy statutes. The complaint also alleges the intentional infliction of emotional distress and seeks trebling of at least $15.9 million in general damages, attorneys' fees and costs, and an award of punitive damages. In August 1995, the parties to the case filed in South Dakota agreed to a stay of all proceedings until final judgment has been entered in a criminal case that is presently pending against this physician. Caremark intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

                                MEDPARTNERS, INC.

NOTE 5.   CONTINGENCIES (CONTINUED)


        Beginning in September 1994, Caremark was named as a defendant in a series of new lawsuits added to a pending group of actions brought in 1993 under the antitrust laws by local and chain retail pharmacies against brand name pharmaceutical manufacturers, wholesalers and prescription benefit managers other than Caremark. The new lawsuits, filed in federal district courts in at least 38 states (including the United States District Court for the Northern District of Illinois), allege that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the complaining retail pharmacies (approximately 3,900 in number). The complaints charge that certain defendant prescription benefit managers, including
Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers, in violation of the Robinson-Patman Act. Each complaint seeks unspecified treble damages, declaratory and equitable relief, and attorneys' fees and expenses. All of these actions have been transferred by the Judicial Panel for Multidistrict Litigation to the United States District Court for the Northern District of Illinois for coordinated pretrial procedures. Caremark was not named in the class action. In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. On July 1, 1996, the district court directed entry of a partial final order in the class action approving an amended settlement with certain of pharmaceutical manufacturers. The amended settlement provides for a cash payment of approximately $351.0 million to class members in settlement of conspiracy claims as well as a commitment from the settling manufacturers to abide by certain injunctive provisions. All class action claims against non-settling manufacturers as well as all opt out and other claims generally, including all Robinson-Patman Act claims against Caremark, remain unaffected by the settlement. The district court also certified to the court of appeals for interlocutory review certain orders relating to non-settled conspiracy claims against the pharmaceuticals manufacturers and wholesalers. These interlocutory orders do not relate to any of the claims brought against Caremark. The
Company intends to defend these cases vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is to likely to have a material adverse effect on the operating results and financial condition of the Company, there can be no assurance, that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of the Company.

        In December 1994, Caremark was notified by the Federal Trade Commission (the "FTC") that it was conducting a civil investigation of the industry concerning whether acquisitions, alliances, agreements or activities between pharmacy benefit managers and pharmaceutical manufacturers, including Caremark's alliance agreements with certain drug manufacturers, violate Sections 3 or 7 of the Clayton Act or Section 5 of the Federal Trade Commission Act. The specific nature, scope, timing and outcome of this investigation are not currently determinable. Under the statutes, if violations are found, the FTC could seek remedies in the form of injunctive relief to set aside or modify Caremark's alliance agreements and an order to cease and desist from certain marketing practices and from entering into or continuing with certain types of agreements. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of this matter.

        In May 1996, two stockholders, each purporting to represent a class, filed complaints against Caremark and each of its directors in the Court of Chancery of the State of Delaware alleging breaches of the directors fiduciary duty in connection with Caremarks then proposed merger with the Company. The complaints seek unspecified damages, injunctive relief, and attorneys fees and expenses. The Company believes these complaints will not have a material adverse effect on the operating results and financial condition of the Company.

        Although the Company cannot predict with certainty the outcome of proceedings described above, based on information currently available, management believes that the ultimate resolution of such proceedings, individually and in the aggregate is not likely to have a material adverse effect on the Company.

        The Company is party to various other commitments, claims and routine litigation arising in the ordinary course of business. Management does not believe that the result of such commitments, claims and litigation, individually or in the aggregate, will have a material adverse effect on the company's business or its income, cash flows or financial condition.

                                MEDPARTNERS, INC.

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6.  DISCONTINUED OPERATIONS

         During 1995 Caremark divested its Clozaril Patient Management System, Home Infusion business, Oncology Management Services business and Caremark Orthopedic Services, Inc. subsidiary. Effective February 29, 1996, the Company sold its Nephrology Services business to Total Renal Care, Inc. for $49.0 million in cash, subject to certain post-closing adjustments. The after-tax gain on disposition of this business, net of disposal costs, was $2.1 million. First quarter 1996 discontinued operations also reflects a $65.6 million after-tax charge related to the settlements with private payors discussed in Note 5. The Company's consolidated financial statements present the operating income and net assets of these discontinued operations separately from continuing operations. Prior periods have been restated to conform with this presentation.

NOTE 7.   DEBT

        The Company entered into a $1 billion Revolving Credit and Reimbursement Agreement (the Bank Credit Facility), which became effective simultaneously with the closing of the Caremark Acquistion on September 5, 1996, replacing its then existing credit facility. Effective October 8, 1996, the Company completed a $450 million senior note offering. The ten year notes carry a coupon rate of 7-3/8%. Interest on the notes is payable semi-annually on April 1 and October 1 of each year. The notes are not redeemable by the Company prior to maturity and are not entitled to the benefit of any mandatory sinking fund. The notes are general unsecured obligations of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future unsubordinated and unsecured obligations of the Company. The notes are effectively subordinated to all existing and future secured indebtedness of the Company and to all existing and future indebtedness and other liabilities of the Company's subsidiaries. Net proceeds from the offering were used to reduce amounts under the Bank Credit Facility. On October 30, 1996 the Company completed its tender offer for Caremark's $100 million 6-7/8% notes due August 15, 2003. Of the $100 million principal amount of such notes outstanding, $99,947,000 principal amount were tendered and purchased. The total consideration for each $1,000 principal amount of outstanding notes tendered was $1,017.72.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this document. Unless the context otherwise requires, as used herein, the term "MedPartners" or the "Company" refers collectively to MedPartners, Inc. and its predecessor, also named MedPartners, Inc. (the "Original Predecessor"), and their respective subsidiaries and affiliates.

GENERAL

         The Original Predecessor was incorporated in January 1993, and affiliated with its initial physician practice in November 1993. Mullikin Medical Enterprises, L.P. ("MME") was formed by the merger of several physician partnerships in 1994, and the original business was organized in 1957. The Company is the result of the business combination between the Original Predecessor and MME, which was consummated in November 1995. In February and September of 1996 the Company combined with Pacific Physician Services, Inc. ("PPSI") and Caremark International Inc. ("Caremark"), respectively. These business combinations were accounted for as poolings of interests. The financial information referred to in this discussion reflects the combined operations of these entities and several additional entities accounted for as immaterial poolings of interests.

         MedPartners is the largest physician practice management ("PPM") company in the United States. The Company develops, consolidates and manages integrated healthcare delivery systems. Through its network of affiliated group and independent practice association ("IPA") physicians, the Company provides primary and specialty healthcare services to prepaid managed care enrollees and fee-for-service patients. The Company also operates one of the largest independent prescription benefit management ("PBM") programs in the United States and provides disease management services and therapies for patients with certain chronic conditions.

         The Company affiliates with physicians who are seeking the resources necessary to function effectively in healthcare markets that are evolving from fee-for-service to managed care payor systems. The Company enhances clinic operations by centralizing administrative functions and introducing management tools, such as clinical guidelines, utilization review and outcome measurement. The Company provides affiliated physicians with access to capital and advanced management information systems. In addition, MedPartners contracts with health maintenance organizations and other third-party payors that compensate the Company and its affiliated physicians on a prepaid basis (collectively "HMOs"), hospitals and outside providers on behalf of its affiliated physicians. These relationships provide physicians with the opportunity to operate under a variety of payor arrangements and increase their patient flow.

         The Company offers medical group practices and independent physicians a range of affiliation models. These affiliations are carried out by the acquisition of PPM entities or practice assets, either for cash or through equity exchange, or by affiliation on a contractual basis. In all instances, the Company enters into long-term practice management agreements with the affiliated physicians that provide for the management of their practices by the Company while at the same time providing for the clinical independence of the physicians.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         The Company also manages outpatient prescription drug benefit programs for more than 1,200 clients throughout the United States, including corporations, insurance companies, unions, government employee groups and managed care organizations. The Company dispenses 42,000 prescriptions daily through four mail service pharmacies and manages patients' immediate prescription needs through a network of approximately 53,000 retail pharmacies. The Company is in the process of integrating its PBM program with the PPM business by providing pharmaceutical services to the affiliated physicians, clinics and HMOs. The Company's disease management services are intended to meet the healthcare needs of individuals with chronic diseases or conditions. These services include the design, development and management of comprehensive programs that comprise drug therapies, physician support and patient education. The Company currently provides therapies and services for individuals with such conditions as hemophilia, growth disorders, immune deficiencies, genetic emphysema, cystic fibrosis and multiple sclerosis.

RESULTS OF OPERATIONS

         Through the Company's network of affiliated group and IPA physicians, MedPartners provides primary and specialty healthcare services to prepaid managed care enrollees and fee-for-service patients. The Company also provides prescription benefit services to more than 15 million people in all 50 states and provides services and therapies to patients with certain chronic conditions, primarily hemophilia and growth disorders. The following table sets forth the earnings summary by service area for the periods indicated (in thousands):

                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   SEPTEMBER 30                       SEPTEMBER 30
                                               1995             1996             1995             1996
                                           -------------    -------------    -------------    -------------
Physician Services
    Net revenue                               $ 431,394        $ 625,383      $ 1,160,514      $ 1,839,021
    Operating income                             20,945           33,415           53,358           90,203
    Margin                                          4.9%             5.3%             4.6%             4.9%

Pharmaceutical Services
    Net revenue                                $356,084        $ 438,636      $ 1,049,050      $ 1,303,790
    Operating income                             14,883           19,887           37,169           53,401
    Margin                                          4.2%             4.5%             3.5%             4.1%

Specialty Services
    Net revenue                               $ 119,568        $ 117,996        $ 366,582        $ 352,906
    Operating income                             18,821           12,616           54,425           42,242
    Margin                                         15.7%            10.7%            14.8%            12.0%

Corporate Services
    Operating (loss)                          $  (5,452)       $  (4,398)       $ (19,496)       $ (17,179)
    Percentage of total net revenue                (0.6)%           (0.4%)           (0.8%)           (0.5%)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)


         The following table sets forth the breakdown of net revenue for Physician Services for the periods indicated (in thousands):


                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                     ------------------------------     --------------------------------
                                                         1995             1996               1995              1996
                                                     -------------     ------------     ---------------    -------------
 Prepaid health care..............................   $    239,004      $   355,512      $      638,899     $  1,040,100
 Fee-for-service..................................        185,471          267,367             507,460          788,418
 Other............................................          6,919            2,504              14,155           10,503
                                                     ------------      -----------      --------------     ------------
 Net Revenue......................................   $    431,394      $   625,383      $    1,160,514     $  1,839,021
                                                     ============      ===========      ==============     =============

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



                                         COMMERCIAL           SENIOR                               TOTAL
                                          ENROLLEES          ENROLLEES           OTHER           ENROLLEES
                                          ---------          ---------           -----           ---------
PROFESSIONAL CAPITATION(1):
September 30, 1996                       1,255,059             109,329          162,325          1,526,713
September 30, 1995                         928,046              88,448           46,912          1,063,406
INSTITUTIONAL CAPITATION:
September 30, 1996                         430,871              55,179          115,001            601,051
September 30, 1995                         342,374              51,316           14,668            408,358

(1) Includes enrollees counted in Institutional below as well as those enrolled only for professional services.

         RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         For the three months ended September 30, 1996, net revenue was $1,182 million, compared to $907 million for the same period in 1995, an increase of 30.3%. The increase in net revenue primarily resulted from the affiliation with new physician practices and the increase in pharmaceutical services net revenue, which accounted for $97.5 million and $82.6 million of the increase in net revenue, respectively. The most significant physician practice acquisition affecting this period was the CIGNA Medical Group which was acquired in January 1996. This acquisition accounted for 84% of the new practice revenue. The increase in pharmaceutical services net revenue is attributable to pharmaceutical price increases, the addition of customers, further penetration of existing customers and the sale of new products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)


         Operating income grew 59.5% and 33.6% in the third quarter of 1996, as compared to the same period of 1995, for the physician services and pharmaceutical services areas, respectively. This growth is the result of higher net revenues in both areas and increases in operating margins resulting from the spreading of fixed overhead expenses over a larger revenue base and continued integration of operations in the physician services areas. Operating income and margins declined in the corresponding periods for the specialty services area as a result of lower volumes in the hemophilia business and continued pricing pressures for its growth hormone products.

        Included in pre-tax loss for the third quarter of 1996 were merger expenses totaling $250 million relating to the business combination with Caremark and $13 million related to several other entities. The major components of this expense are discussed below.

         RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         For the nine months ended September 30, 1996, net revenue was $3,496 million, compared to $2,576 million for the same period in 1995, an increase of 35.7%. The increase in net revenue primarily resulted from the affiliation with new physician practices and the increase in pharmaceutical services net revenue, which accounted for $263.7 million and $254.7 million of the increase in net revenue, respectively. The most significant physician practice acquisition during this period was the CIGNA Medical Group which was acquired in January 1996. This acquisition accounted for 88% of the new practice revenue. The increase in pharmaceutical services net revenue is attributable to pharmaceutical price increases, the addition of customers, further penetration of existing customers and the sale of new products.

        Operating income grew 69.1% and 43.7% for the nine months ended September 30, 1996, as compared to the same period of 1995, for the physician services and pharmaceutical services areas, respectively. This growth is the result of higher net revenues in both areas and increases in operating margins resulting from the spreading of fixed overhead expenses over a larger revenue base and continued integration of operations in the physician services areas. Operating income and margins declined in the corresponding periods for the specialty services area as a result of lower volumes in the hemophilia business and continued pricing pressures for its growth hormone products.

         Included in pre-tax loss for the nine months ended September 30, 1996 were merger expenses totaling $297.4 million relating to the business combinations with Caremark, PPSI and several other entities. The major components of the $297.4 million are listed in Note 3 of the unaudited consolidated financial statements.

        DISCONTINUED OPERATIONS

        During 1995 Caremark divested its Clozaril Patient Management System Home Infusion business, Oncology Management Services business and Caremark Orthopedic Services, Inc. subsidiary. In accordance with APB 30, which addresses the reporting for disposition of business segments, the Company's consolidated financial statement present the operating income and net assets of these discontinued operations separately from continuing operations. Prior periods have been restated to conform with this presentation. Discontinued operations for the nine months ended September 30, 1995 reflects the net after-tax gain on the disposal of the Clozaril Patient Management System, the Home Infusion business, and a $145.0 million after-tax charge for the settlement discussed in Note 5 related to the OIG investigation. Discontinued operations for the nine months ended September 30, 1996 reflects a $65.6 million after-tax charge related to the settlements with private payors discussed in Note 5 of the unaudited consolidated financial statements and an after-tax gain on disposition of the Nephrology Services business, net of disposal costs, of $2.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company had working capital of $104.4 million, including cash and cash equivalents of $79 million. For the first nine months of 1996, cash flow from operations was $100.5 million compared to $103.0 million for the same period of 1995. Cash flow from continuing operations for the first nine months of 1996 has been negatively impacted by the build up of accounts receivable in the physician service area relative to the growth of the existing practices. Various factors affect this build up including conversion of billing systems and the initial build up of accounts receivable for new providers and contracts. In addition, cash flow from continuing operations was negatively impacted by the timing of payments for inventory in the pharmaceutical services area during the third quarter of 1996 compared to the timing of similar payments in prior periods.

         For the nine months ended September 30, 1996 and 1995, the Company invested $116.2 million and $191 million, respectively, in acquisitions of the assets of physician practices, and $106 million and $79.3 million, respectively, in property and equipment. During the nine months ended September 30, 1996, the Company paid $137.2 million in cash for merger costs. Investments in acquisitions and property and equipment are anticipated to continue to be substantial uses of funds in future periods.

         On March 13, 1996, the Company sold 6.6 million shares of Common Stock. The Company raised net proceeds of $194 million, $70 million of which was applied to reduce the indebtedness under the Company's credit facility. In April 1996, $69 million of the proceeds were used to pay off the PPSI's convertible subordinated debentures.

        The Company entered into a $1 billion Revolving Credit and Reimbursement Agreement (the Bank Credit Facility), which became effective simultaneously with the closing of the Caremark Acquisition on September 5, 1996, replacing its then existing credit facility. At the Company's option, pricing on the Bank Credit Facility is based on either a debt to cash flow test or the Company's senior debt ratings. No principal is due on the facility until its maturity date of September 2001. As of September 30, 1996, there was $445 million outstanding under the facility. The Bank Credit Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios (including minimum net worth, minimum fixed charge coverage ratio, maximum indebtedness to cash flow), and set certain restrictions on investments, mergers and sales of assets. Additionally, the Company is required to obtain bank consent for acquisitions with an aggregate purchase price in excess of $75 million and which have more than half of the consideration paid in cash. The Bank Credit Facility is unsecured but provides a negative pledge on substantially all assets of the Company. As of September 30, 1996, the Company was in compliance with the covenants in the Bank Credit Facility.

        Effective October 8, 1996, the Company completed a $450 million senior note offering. The ten year notes carry a coupon rate of 7-3/8%. The notes are not redeemable by the Company prior to maturity and are not entitled to the benefit of any mandatory sinking fund. The notes are general unsecured obligations of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future unsubordinated and unsecured obligations of the Company. The notes are effectively subordinated to all existing and future secured indebtedness of the Company and to all existing and future indebtedness and other liabilities of the Company's subsidiaries. The notes are rated BBB/Baa3 by Standard & Poors and Moody's Investor Services, respectively. Net proceeds from the offering were used to reduce amounts under the Bank Credit Facility. The notes are pari passu to the Bank Credit Facility. On October 30, 1996 the Company completed its tender offer for Caremark's $100 million 6-7/8% notes due August 15, 2003. Of the $100 million principal amount of such notes outstanding, $99,947,000 principal amount were tendered and purchased. The total consideration for each $1,000 principal amount of outstanding notes tendered was $1,017.72.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)


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

FACTORS THAT MAY AFFECT FUTURE RESULTS

        The future operating results and financial condition of the Company are dependent on the Company's ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. Additionally, the future operating results and financial condition of the Company may be affected by a number of other factors, including: the Company's growth strategy which involves the ability to raise the capital required to support growth, competition for expansion opportunities, integration risks and dependence on HMO enrollee growth; efforts to control healthcare costs; exposure to professional liability; and pharmacy licensing, healthcare reform and government regulation. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

         The Company completed the Caremark Acquisition in September 1996. There are various Caremark legal matters which, if materially adversely determined, could have a material adverse effect on the Company's operating results and financial condition. See Note 5 of the unaudited consolidated financial statements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The information set forth in Note 5 of the unaudited consolidated financial statements regarding certain litigation matters is hereby incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 5, 1996, a Special Meeting of the Stockholders of the Company was held, at which the following actions were taken:

                 The shares of Common Stock represented at the Special Meeting were voted for the Plan and Agreement of Merger, dated as of May 13, 1996, among the Corporation, PPM Merger Corporation and Caremark International, Inc., as follows:


                  NUMBER
                  VOTING          FOR         AGAINST       ABSTENTIONS
                ----------    ----------    -----------     -----------
                36,171,994    35,830,816      293,756         47,422



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits

         The exhibits filed as a part of the Quarterly Report are listed in Item 6(c) of this Quarterly Report on Form 10-Q, which is hereby incorporated herein by reference.


(b)      Reports on Form 8-K

         Current report on Form 8-K filed September 12, 1996 reporting the acquisition of Caremark and CHS Management.


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


MedPartners, Inc.

By:   /s/ Harold O. Knight, Jr.
     ----------------------------------------------------------------------------------
     Harold O. Knight, Jr.         Executive Vice President and Chief Financial Officer

Date: November 14, 1996



By:   /s/ Larry R. House
     ----------------------------------------------------------------------------------
     Larry R. House                Chairman, President and Chief Executive Officer

Date: November 14, 1996