Form 10-K
period 1996-12-31
MEDPARTNERS INC
filed 1997-03-31
CIK 1000736

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-27276
                               MEDPARTNERS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                    DELAWARE                                        63-1151076
          (State or Other Jurisdiction                           (I.R.S. Employer
       of Incorporation or Organization)                       Identification No.)

        3000 GALLERIA TOWER, SUITE 1000
              BIRMINGHAM, ALABAMA                                     35244
    (Address of Principal Executive Offices)                        (Zip Code)

              Registrant's Telephone Number, Including Area Code:
                                 (205) 733-8996

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
    COMMON STOCK, PAR VALUE $.001 PER SHARE                THE NEW YORK STOCK EXCHANGE

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1997: Common Stock, par value $.001 per share -- $3,524,905,388.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                     CLASS                                OUTSTANDING AT MARCH 20, 1997
                     -----                                -----------------------------
    COMMON STOCK, PAR VALUE $.001 PER SHARE                    171,449,860 SHARES*

* Includes 9,317,000 shares held in trust to be utilized in employee benefit plans.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated by reference into this Annual Report on Form 10-K.
================================================================================

     FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     FORWARD LOOKING STATEMENTS. Statements in this document that are not historical facts are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 27A of the Securities Act of 1933 (the "Securities Act"). MedPartners, Inc. ("MedPartners" or the "Company") cautions readers that such "forward looking statements", including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company are necessarily estimates reflecting the best judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements". Such "forward looking statements" should, therefore, be considered in light of various important factors, including those set forth below and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "SEC").

     These "forward looking statements" are found at various places throughout this document. Additionally, the discussions herein under the captions "Business -- Acquisition Program", "Business -- Industry", "Business -- Strategy", "Business -- Operations", "Business -- Government Regulation", "Corporate Liability and Insurance", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are susceptible to the risks and uncertainties discussed below. Moreover, the Company, through its senior management, may from time to time make "forward looking statements" about the matters described herein or other matters concerning the Company.

     The Company disclaims any intent or obligation to update "forward looking statements".

     FACTORS THAT MAY AFFECT FUTURE RESULTS. The healthcare industry in general and the physician practice management business in particular are in a state of significant flux. This, together with the circumstance that the Company has a relatively short operating history and is the largest physician practice management ("PPM") consolidator in the United States, makes the Company particularly susceptible to various factors that may affect future results such as the following:

          risks relating to the Company's growth strategy; risks relating to integration in connection with acquisitions; risks relating to capital requirements; identification of growth opportunities; dependence on HMO enrollee growth; risks related to the capitated nature of revenues; control of healthcare costs; risks relating to certain legal matters; risks relating to exposure to professional liability; risks relating to government regulation; risks relating to pharmacy licensing operations; risks relating to healthcare reform and proposed legislation; and possible volatility of stock price.

     For a more detailed discussion of these factors and their potential impact on future results, see the applicable discussions herein.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     The Company is the largest PPM company in the United States based on annual revenues of approximately $4.8 billion as of December 31, 1996. The Company develops, consolidates and manages integrated healthcare delivery systems. Through its network of affiliated group and independent practice association ("IPA") physicians, the Company provides primary and specialty healthcare services to prepaid managed care enrollees and fee-for-service patients. The Company also operates one of the largest independent prescription benefit management ("PBM") programs in the United States, with annual revenues of approximately $1.8 billion as of December 31, 1996 and provides disease management services and therapies for patients with certain chronic conditions. As of December 31, 1996, the Company operated its PBM program in all 50 states and its PPM business in 26 states and was affiliated with approximately 8,850 physicians, including approximately 2,600 in group practices, 5,300 through IPA relationships and 950 who were hospital-based, providing healthcare to approximately 1.6 million prepaid enrollees.

     The Company affiliates with physicians who are seeking the resources necessary to function effectively in healthcare markets that are evolving from fee-for-service to managed care payor systems. The Company enhances clinic operations by centralizing administrative functions and introducing management tools, such as clinical guidelines, utilization review and outcomes measurement. The Company provides affiliated physicians with access to capital and to advanced management information systems. In addition, the Company contracts with health maintenance organizations and other third-party payors that compensate the Company and its affiliated physicians on a prepaid basis (collectively "HMOs"), hospitals and outside providers on behalf of its affiliated physicians. These relationships provide physicians with the opportunity to operate under a variety of payor arrangements and to increase their patient flow.

     The Company's PPM revenue is derived from contracts with HMOs that compensate the Company and its affiliated physicians on a prepaid basis and from the provision of fee-for-service medical services. In the prepaid arrangements, the Company, through its affiliated physicians, typically is paid by the HMO a fixed amount per member ("enrollee") per month ("professional capitation") or a percentage of the premium per member per month ("percent of premium") paid by employer groups and other purchasers of healthcare coverage to the HMOs. In return, the Company, through its affiliated physicians, is responsible for substantially all of the medical services required by enrollees. In many instances, the Company and its affiliated physicians accept financial responsibility for hospital and ancillary healthcare services in return for payment from HMOs on a capitated or percent of premium basis ("institutional capitation"). In exchange for these payments (collectively, "global capitation"), the Company, through its affiliated physicians, provides the majority of covered healthcare services to enrollees and contracts with hospitals and other healthcare providers for the balance of the covered services. In March 1996, the California Department of Corporations (the "DOC") issued a healthcare service plan license (the "Restricted License") to Pioneer Provider Network, Inc. ("Pioneer Network") in accordance with the requirements of the Knox-Keene Health Care Service Plan Act of 1975 (the "Knox-Keene Act") which authorizes Pioneer Network to operate as a healthcare service plan in the state of California. The Company intends to utilize the Restricted License for a broad range of healthcare services. See "-- Government Regulation".

     The Company offers medical group practices and independent physicians a range of affiliation models. These affiliations are carried out by the acquisition of PPM entities or practice assets, either for cash or through an equity exchange, or by affiliation on a contractual basis. In all instances, the Company enters into long-term practice management agreements that provide for the management of the affiliated physicians by the Company while assuring the clinical independence of the physicians.

     The Company also manages outpatient prescription drug benefit programs for more than 1,300 clients throughout the United States, including corporations, insurance companies, unions, government employee groups and managed care organizations. The Company dispenses 42,000 prescriptions daily through four mail service pharmacies and manages patients' immediate prescription needs through a network of approximately

59,000 retail pharmacies. The Company is in the process of integrating the PBM program with the PPM business by providing pharmaceutical services to affiliated physicians, clinics and HMOs. The Company's disease management services are intended to meet the healthcare needs of individuals with chronic diseases or conditions. These services include the design, development and management of comprehensive programs comprising drug therapy, physician support and patient education. The Company currently provides therapies and services for individuals with such conditions as hemophilia, growth disorders, immune deficiencies, genetic emphysema, cystic fibrosis and multiple sclerosis.

ACQUISITION PROGRAM

     The Company believes it is the leading consolidator in the PPM industry. The Company's strategy is to develop locally prominent, integrated healthcare delivery networks that provide high quality, cost-effective healthcare in selected geographic markets. The Company implements this strategy through growth in its existing markets, expansion into new markets through acquisitions and affiliations and through the implementation of comprehensive healthcare solutions for patients, physicians and payors. In connection with pursuing its strategy, the Company creates strategic alliances with hospital partners and HMOs. As an integral element of these alliances, the Company utilizes sophisticated information systems to improve the operational efficiency of, and reduce the costs associated with, operating the Company's network and the practices of the affiliated physicians. The Company's principal methods of expansion are acquisitions of PPM businesses and affiliations with physician and medical groups.

     In September 1996, the Company acquired Caremark International Inc., a publicly traded PPM and PBM company based in Northbrook, Illinois, in exchange for approximately 90.5 million shares of MedPartners Common Stock having a total value of $1.8 billion (the "Caremark Acquisition"), creating the largest PPM company in the United States.

     In November 1995, the Company acquired Mullikin Medical Enterprises, L.P. ("MME"), a privately held PPM entity based in Long Beach, California, in exchange for approximately 13.5 million shares of MedPartners Common Stock having a total value of approximately $384.1 million (the "MME Acquisition"). In February 1996, the Company acquired Pacific Physician Services, Inc. ("PPSI"), a publicly traded PPM company based in Redlands, California, in exchange for approximately 11.0 million shares of MedPartners Common Stock having a total value of approximately $341.8 million. In June 1995, PPSI acquired Team Health, Inc. ("Team Health"), based in Knoxville, Tennessee. Team Health primarily manages physicians and other healthcare professionals engaged in the delivery of emergency medicine and hospital based primary care.

     Through December 31, 1994, the Company had affiliated with 190 physicians(excluding pooling of interests treatment for certain acquisitions). As of December 31, 1996, the Company had affiliated with approximately 8,850 physicians.

     The Company's success in continuing its aggressive growth strategy will be dependent on many factors including, among others, its ability to identify suitable growth opportunities and to integrate its acquired practices. The Company's efforts in this regard could be adversely affected by competition from other PPM businesses and companies as well as hospital management companies, hospitals and insurers who are also expanding into the PPM market. The Company's rapid consolidation makes integration a significant challenge. The dedication of management resources to integration may detract attention from the day-to-day operations of the Company. There can be no assurance that the Company will be able to continue its growth or successfully integrate its acquisitions. Such failures could have a material adverse effect on the operating results and financial condition of the Company.

     The Company's major acquisitions since January 1995 have been structured as poolings of interests. As a result, the Company's operating income has been reduced by the related merger expenses resulting in a net loss for the year ended December 31, 1996. Such merger expenses as well as integration costs may result in future losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RECENT DEVELOPMENTS

     On January 20, 1997, the Company entered into an Agreement and Plan of Merger by and among the Company, Seabird Acquisition Corporation (the "Subsidiary") and InPhyNet Medical Management Inc. ("InPhyNet") relating to the merger of InPhyNet with and into the Subsidiary (the "Merger"). The Merger is expected to be accounted for as a pooling of interests under generally accepted accounting practices and is expected to qualify for treatment as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"). The Merger is subject to certain conditions typical for transactions of this kind.

     On March 4, 1997, the Company entered into a Stock Purchase Agreement by and between the Company and AHP Holdings, Inc., whereby the Company is to acquire the business assets and assume the liabilities of most of the operations of Aetna Professional Management Corporation ("APMC"), a PPM company and affiliate of Aetna Inc. based in Glastonbury, Connecticut (the "APMC Acquisition"). For accounting purposes, the APMC Acquisition will be treated as if it were an asset purchase pursuant to Section 338(h)(10) of the Code. As a part of the APMC Acquisition, the Company also will enter into a 10-year Master Network Agreement with Aetna U.S. Healthcare, pursuant to which the members of MedPartners' networks of affiliated physicians will be authorized providers for many of the 14 million members of Aetna U.S. Healthcare's health plan. The APMC Acquisition, as well as the Master Network Agreement, are subject to certain conditions typical for transactions of this kind.

INDUSTRY

     The Health Care Financing Administration ("HCFA") estimates that national healthcare spending in 1995 was in excess of $1 trillion, with physicians controlling more than 80 percent of the overall expenditures. The American Medical Association reports that approximately 565,000 physicians are actively involved in patient care in the United States, with a growing number participating in multi-specialty or single-specialty groups. Expenditures directly attributable to physicians are estimated at $246 billion.

     Concerns over the cost of healthcare have resulted in the rapid growth of managed care in the past several years. As markets evolve from traditional fee-for-service medicine to managed care, HMOs and healthcare providers confront market pressures to provide high quality healthcare in a cost-effective manner. Employer groups have begun to bargain collectively in an effort to reduce premiums and to bring about greater accountability of HMOs and providers with respect to accessibility, choice of provider, quality of care and other matters that are fundamental to consumer satisfaction. The increasing focus on cost-containment has placed small to mid-sized physician groups and solo practices at a disadvantage. They typically have higher operating costs and little purchasing power with suppliers, they often lack the capital to purchase new technologies that can improve quality and reduce costs and they do not have the cost accounting and quality management systems necessary for entry into sophisticated risk-sharing contracts with payors.

     Industry experts expect that the healthcare delivery system may evolve to the point where the primary care physician manages and directs healthcare expenditures. Consequently, primary care physicians have increasingly become the conduit for the delivery of medical care by acting as "case managers" and directing referrals to certain specialists, hospitals, alternate-site facilities and diagnostic facilities. By contracting directly with payors, organizations such as the Company that control primary care physicians are able to reduce the administrative overhead expenses incurred by HMOs and insurers and thereby reduce the cost of delivering medical services.

     As HMO enrollment and physician membership in group medical practices have continued to increase, healthcare providers have sought to reorganize themselves into healthcare delivery systems that are better suited to the managed care environment. Physician groups and IPAs are joining with hospitals, pharmacies and other institutional providers in various arrangements to create vertically integrated delivery systems that provide medical and hospital services ranging from community-based primary medical care to specialized inpatient services. These healthcare delivery systems contract with HMOs to provide hospital and medical services to enrollees pursuant to full risk contracts. Under these contracts, providers assume the obligation to provide both the professional and institutional components of covered healthcare services to the HMO enrollees.

     In order to compete effectively in this evolving environment, the Company believes many physicians are concluding that they must obtain control over the delivery and financial impact of a broader range of healthcare services through global capitation. To this end, groups of independent physicians and medium to large medical groups are taking steps to assume the responsibility and the risk associated with healthcare services that they do not provide, such as hospitalization and pharmacy services. Physicians are increasingly abandoning traditional private practice in favor of affiliations with larger organizations such as the Company that offer skilled and innovative management, sophisticated information systems and significant capital resources. Many payors and their intermediaries, including governmental entities and HMOs, are also looking to outside providers of physician and pharmacy services to develop and maintain quality outcomes, management programs and patient care data. In addition, such payors and their intermediaries look to share the risk of providing healthcare services through capitation arrangements that fix payments for patient care at a specified amount over a specified period of time. Medical groups and independent physicians seem to be concluding that while the acceptance of greater responsibility and risk affords the opportunity to retain and enhance market share and to operate at a higher level of profitability, the acceptance of global capitation carries with it significant requirements for enhanced infrastructure, information systems, capital, network resources and financial and medical management. As a result, physicians are turning to organizations such as the Company to provide the resources necessary to function effectively in a managed care environment.

STRATEGY

     The Company's strategy is to develop locally prominent, integrated healthcare delivery networks that provide high quality, cost-effective healthcare in selected geographic markets. The key elements of this strategy are as follows:

          Expansion of Existing Markets. The Company's principal strategy for expanding its existing markets is through the acquisition of, or affiliation with, physicians and medical groups within those markets. The Company seeks to acquire or otherwise affiliate with physician groups, IPAs and other providers that have significant market share in their local markets and have established reputations for providing quality medical care. The Company also develops multi-specialty physician networks that are designed to meet the specific medical needs of a targeted geographic market. The Company seeks to further enhance its existing market share by increasing enrollment and fee-for-service business in its existing affiliated practices and IPAs. The Company anticipates further internal growth by expanding more of its payor contracts to global capitation through Pioneer Network. Moreover, the Company believes that increasing marketing activities, enhancing patient service and improving the accessibility of care will also increase the Company's market share.

          Expansion into New Markets. The Company expands into new markets through the acquisition of or affiliation with other PPM entities and medical groups. The Company believes it is the leading consolidator in the PPM industry and that the MME Acquisition was the first major consolidation in the industry. That acquisition was followed by the merger with PPSI, the Caremark Acquisition and the announcement in January 1997 of the proposed merger with InPhynet. As a result of the consolidation of physician practices and the entry of other PPM companies into the market, the Company's management has determined that it is important for the Company to continue its rate of expansion through acquisitions and mergers. The Company believes that by concentrating on larger acquisitions and by continuing to expand its core of physician groups and IPAs, as well as its affiliations with hospitals, it will create vertically integrated healthcare delivery systems that enhance its competitive position. The Company continually reviews potential acquisitions and physician affiliations and is currently in preliminary negotiations with various candidates.

          Integration of PPM and PBM Services. The Company believes that there is significant opportunity for growth through the integration of the PBM program and the PPM business. The Company expects PBM activity to increase as payors seek to shift the responsibility for pharmacy services to PPM entities and physician groups, and those entities look to prescription benefit managers to control pharmaceutical costs. The Company expects its PBM program to grow as enrollees and fee-for-service patients use the Company's mail-order and retail pharmacy networks. In addition, the Company expects to expand its PBM contracts with managed care organizations to provide capitated pharmaceutical services for its prepaid enrollees.

          Strategic Alliances. The Company believes that strategic alliances with hospitals and health plans improve the delivery of managed healthcare. The Company has entered into arrangements with various hospitals under which a portion of the capitation revenue received from HMOs for institutional care of enrollees assigned to designated Company clinics and IPA physicians is deposited into "subcapitated risk pools" managed by the Company. The Company believes that such arrangements can be enhanced through the implementation of the Restricted License held by Pioneer Network. Under these arrangements, the hospital is at risk in the event that the costs of institutional care exceed the available funds, and the Company shares in cost savings and revenue enhancements. The Company believes that through these and other similar alliances, providers will devote greater resources to ensuring the wellness of HMO enrollees, to enhancing high-quality and cost-effective care and to retaining and expanding their respective market shares. As a result, it is anticipated that the overall cost of delivering healthcare services will be contained, rendering both the Company and the participating providers more appealing to both HMOs and medical care consumers. The Company and its affiliated physicians have also established relationships with HMOs pursuant to which the Company and the HMOs share proportionately in the risks and rewards of market trends.

          Sophisticated Information Systems. The Company believes that information technology is critical to the growth of integrated healthcare delivery systems and that the availability of detailed clinical data is fundamental to quality control and cost containment. The Company develops and maintains sophisticated management information systems that collect and analyze clinical and administrative data. These systems allow the Company to control overhead expenses, maximize reimbursement and provide utilization management more effectively. The Company evaluates the administrative and clinical functions of affiliated practices and re-engineers these functions as appropriate in conjunction with the implementation of the Company's management information systems to maximize the benefits of those systems.

          The Company also utilizes a sophisticated database to provide pharmaceutical-related information to participating physicians, payors, affiliated physician practices and other specialty service entities. The database is designed to provide an effective method for distributing and administering drugs and drug therapies.

          Increased Operational Efficiencies and Cost Reductions. The Company is seeking to increase its operating efficiency through expansion of its market area and number of HMO enrollees, increased specialization, development of additional in-house services and increased emphasis on outpatient care. The Company is also refining its utilization management programs that deliver information used by participating physicians to monitor and improve their practice patterns. The Company's physician networks attempt to achieve economies of scale through centralizing billing, scheduling, information management and other functions.

OPERATIONS

     Prior to the MME Acquisition in November 1995, the Company concentrated its PPM development efforts in the southeastern United States, affiliating primarily with physician groups that practiced on a fee-for-service basis. The Company acquired additional business models specifically designed to operate efficiently in the capitated environment with the acquisition of the MME, PPSI and Caremark organizations. These business models, which are replicable and flexible, allow the Company to take advantage of the full range of market opportunities in the PPM industry and enable the Company to build integrated physician networks attractive to payors of all types. The Company currently has networks under development in 26 states.

     To meet payor demand for price competitive, quality services, the Company utilizes a market-based approach that incorporates primary care and specialty physicians into a network of providers serving a targeted geographic area. The Company engages in research and market analysis to determine the best network configuration for a particular market. Primary care includes family practice, internal medicine, pediatrics and obstetrics/gynecology. Key specialties include orthopedics, cardiology, oncology, radiology, neurosciences, urology, surgery, ophthalmology and ear, nose and throat. At certain locations, affiliated physicians and support personnel operate centers for diagnostic imaging, urgent care, cancer management, mental health treatment and health education. Network physicians also treat fee-for-service patients on a per-occurrence basis. After-hours care is available in several of the Company's clinics. Each network is configured to contain, when complete, the physician services necessary to capture at least a ten percent market share and to provide at least 90 percent of the physician services required by payors. The Company markets its networks to managed care and third-party payors, referring physicians and hospitals.

     Affiliated Physicians. The relationship between the Company and its affiliated physicians is set forth in asset purchase and practice management agreements. Through the asset purchase agreements, the Company acquires the assets utilized in the practices and may also assume certain leases and other contracts of the physician practices. Under the practice management agreements, the Company provides administrative, management and support functions to physician practices as necessary in connection with their respective medical practices. The Company also provides its physician practices with the equipment and facilities necessary for the medical practices, manages practice operations and employs substantially all of the practices' non-physician personnel, except certain allied health professionals, such as nurses and physical therapists. See also Note 1 to the consolidated financial statements.

     The practice management agreements between the Company and the physician practices provide three general types of financial arrangements regarding physician compensation: (i) fixed salary and a discretionary bonus; (ii) fee-for-service; or (iii) base compensation plus a percentage of a practice's net income. Under these agreements, the Company has a direct interest in the earnings of the practices. Practice revenue is deposited in an account owned by the Company, and the Company pays the physicians as described above. The Company retains any residual from the operations of the practices (and funds any deficit). For further details regarding the nature of physician compensation arrangements, see Note 1 to the consolidated financial statements.

     The Company works closely with affiliated physicians in targeting and recruiting additional physicians and in merging sole practices or single specialty practices into the already-affiliated physician practices. The Company seeks to recognize and develop opportunities to provide services throughout a market by positioning its practices so that the entire market is covered geographically. This approach provides patients with convenient medical facilities and services and responds to coverage criteria that are essential to payors. See Note 1 to the consolidated financial statements.

     IPAs. The Company's networks include approximately 5,300 primary care and specialist IPA physicians serving approximately 300,000 HMO enrollees. An IPA allows individual practitioners to access patients in their respective areas through contracts with HMOs without having to join a group practice or sign exclusive contracts. An IPA also coordinates utilization review and quality assurance programs for its affiliated physicians. Additionally, an IPA offers other benefits to physicians seeking to remain independent, including economies of scale in the marketplace, enhanced risk-sharing arrangements and access to other strategic alliances. The Company identifies IPAs that need access to capitated HMO contracts, and such IPA organizations typically agree to assign their existing HMO contracts to the Company. The Company believes that the expansion of its IPAs will enable it to increase its market share with relatively low risk due to the low incremental investment required to recruit additional physicians.

     HMOs. The Company, through its affiliated physicians, began contracting with HMOs to provide healthcare on a capitated reimbursement basis in 1975 (through predecessors). Under these contracts, which typically are automatically renewed on an annual basis, the Company provides virtually all covered medical services and receives a fixed monthly capitation payment from HMOs for each member who chooses an affiliated physician as his or her primary care physician. The capitation amount may be fixed, based upon a percentage of premium, or adjustable based on the age and/or sex of the HMO enrollee. Contracts for prepaid healthcare with HMOs accounted for approximately 29 percent of the Company's net revenue for the year ended December 31, 1996.

     To the extent that enrollees require more care than is anticipated or require supplemental medical care that is not otherwise reimbursed by HMOs or other payors, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of enrollees. Stop-loss coverage is maintained, which mitigates the effect of occasional high utilization of healthcare services. As of December 31, 1996, over 1.6 million prepaid HMO enrollees were covered beneficiaries for services in the Company's networks. These patients are covered under either commercial (typically employer-sponsored) or senior (Medicare-funded) HMOs. Higher capitation rates are typically received for senior patients because their medical needs are generally greater. Consequently, the cost of their covered care is higher. As of December 31, 1996, the Company's HMO enrollees comprised approximately 1.3 million commercial enrollees and approximately 0.1 million senior (over age 65) enrollees and approximately 0.2 million Medicaid and other enrollees. As of December 31, 1996, the Company was receiving institutional capitation payments for approximately 0.6 million enrollees. The Company is largely dependent on continued growth in the number of HMO enrollees. This growth may come from the acquisition of other PPM entities, affiliation with additional physicians or increased enrollment in HMO's currently contracting with the Company. There can be no assurance that the Company will be successful in continuing the growth of HMO enrollees.

     Hospitals. The Company operates Pioneer Hospital ("Pioneer Hospital"), a 99-bed acute care hospital located in Artesia, California, U.S. Family Care Medical Center ("USFMC"), a 102-bed acute care hospital in Montclair, California, and Friendly Hills Hospital ("Friendly Hills"), a 274-bed acute care hospital in La Habra, California. Many of the physicians on the professional staff rosters of these hospitals are either employed by an affiliated professional corporation or are under contract with the Company's IPAs. Other physicians that are traditionally hospital-based, such as emergency room physicians, anesthesiologists, pathologists, radiologists and cardiologists provide services through contractual arrangements with the Company. Several of the Company's medical clinics are located sufficiently close to hospitals where these physicians are based to allow enrollees who use the clinics to also use those hospitals. Under the HMO contracts, the Company, through its affiliated medical practices or Knox-Keene licensee, is obligated to pay for inpatient hospitalization and related services. Over 50 percent of Pioneer Hospital's, approximately 85 percent of USFMC's and approximately 87 percent of Friendly Hills' daily censuses are made up of the Company's affiliated medical group enrollees. The Company, through its Knox-Keene licensee or affiliated medical groups, has entered into agreements with other hospitals in California for the delivery of hospital services to the remainder of its enrollees. In each instance, the institutional capitation payments received from HMOs are placed at risk for the benefit of the applicable hospital, the Company and its affiliated physicians, to the extent such services have not reached a stop-loss threshold. The Company and these providers split any savings realized if hospital utilization declines due to the success of the Company's programs for early intervention, wellness and outpatient treatment.

     Pharmaceutical Services. The Company manages outpatient PBM programs throughout the United States for corporations, insurance companies, unions, government employee groups and managed care organizations. Prescription drug benefit management involves the design and administration of programs for reducing the costs and improving the safety, effectiveness and convenience of prescription drugs. The Company has one of the largest independent PBM programs, dispensing 42,000 prescriptions daily from four mail service pharmacies. The Company also manages patients' immediate prescription needs through a network of approximately 59,000 retail pharmacies. Under the Company's PBM quality assurance program, the Company maintains rigorous quality assurance and regulatory policies and procedures. A computerized order processing system reviews each prescription order for a variety of potential concerns, including reactions with other drugs known to be prescribed to that patient, reactions with a patient's known allergies, duplication of therapies, appropriateness of dosage and early refill requests that may indicate overutilization or fraud. Each prescription is verified by a licensed pharmacist before shipment. The Company has retained the services of an independent national advisory panel of physician specialists that advises it on the clinical analyses of its intervention strategies and on cost-effective clinical procedures. The Company offers a full range of drug cost and clinical management services, including clinical case management, drug utilization review, formulary management and customized prescription programs for senior citizens. The pharmacy business is subject to heavy government regulation. Any failure to satisfy pharmacy licensing requirements could have a material adverse effect on the operating results and financial condition of the Company.

     Disease Management. The Company delivers comprehensive long-term support for high-cost, chronic illnesses in an effort to improve outcomes for patients and to lower costs. The Company believes that these programs efficiently provide for a patient's entire healthcare needs. The programs utilize advanced protocols and eliminate unnecessary procedural steps. The Company provides therapies and services to individuals with such conditions as hemophilia, growth disorders, immune deficiencies, genetic emphysema, cystic fibrosis and multiple sclerosis. The Company estimates that there are over 200,000 patients in the United States suffering from these diseases. The Company's disease management services utilize the Company's integrated health data to develop therapies to manage the high cost of treating these patients.

     Hospital-Based Physician Operations. The Company's Hospital-Based Physician ("HBP") operations organize and manage physicians and other healthcare professionals engaged in the delivery of emergency, radiology and teleradiology services, hospital-based primary care and temporary staffing and support services to hospitals, clinics, managed care organizations and physician groups. Team Health currently serves 127 hospital emergency departments and 21 hospital radiology departments in 18 states. Under contracts with hospitals and other clients, the Company's HBP operations identify and recruit physicians and other healthcare professionals for admission to a client's medical staff, monitor the quality of care and proper utilization of services and coordinate the ongoing scheduling of staff physicians who provide clinical coverage in designated areas of care. Hospitals have found it increasingly difficult to recruit, schedule, retain and appropriately compensate hospital-based physician specialists required to operate hospital emergency, radiology and other departments. As a consequence, a large number of hospitals have turned to contract management firms, such as Team Health, as a more cost-effective and reliable alternative to the development of in-house physician staffing.

INFORMATION SYSTEMS

     The Company develops and maintains integrated information systems to support its growth and acquisition plans. The Company's overall information systems design is open, modular and flexible. The Company is implementing a flexible individual patient electronic medical record ("EMR") that is continually updated to complement primary practice management and billing functions. The Company has configured its systems to give affiliated physicians and their staff efficient and rapid access to complex clinical data. The Company's use of the EMR enhances operational efficiencies through automation of many routine clinical functions, as well as the capacity to link "physician-specific" treatment protocols by diagnosis. This allows physicians to have treatments checked against pre-defined protocols at the time of service. The Company also utilizes a sophisticated database to provide pharmaceutical-related information to participating physicians, payors, affiliated physician practices and other specialty service entities. The database is designed to provide a safe and effective method for distributing and administering drugs and drug therapies.

     Effective and efficient access to key clinical patient and pharmaceutical data is critical in obtaining quality outcomes and improving costs as the Company enters into more capitation contracts. The Company utilizes its existing information systems to measure patient care satisfaction and outcomes of care, improve productivity, manage complex reimbursement procedures and integrate information from multiple facilities throughout the care spectrum. These systems allow the Company to analyze clinical and cost data to determine thresholds of profitability under various capitation arrangements.

INTERNATIONAL

     The Company has minimal operations in several European countries, Canada and Japan. The Company believes increasing healthcare costs, an expanding population base over age 65, advances in medical technology and the ability to provide improved quality of life while managing the cost of care will foster the growth of managed healthcare services internationally as well as domestically. Accordingly, the Company is considering whether to expand its efforts in offering new approaches to healthcare delivery and management around the world.

COMPETITION

     The PPM industry is highly competitive and is subject to continuing changes in the provision of services and the selection and compensation of providers. The Company competes for acquisition, affiliation and other expansion opportunities with national, regional and local PPM companies and other PPM entities. In addition, certain companies, including hospitals and insurers, are expanding their presence in the PPM market. The Company also competes with prescription drug benefit programs, prescription drug claims processors, regional claims processors, providers of disease management services and insurance companies.

GOVERNMENT REGULATION

     General. As a participant in the healthcare industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company believes its operations are in material compliance with applicable laws. Nevertheless, because the structure of the relationship with the physician groups is unique, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation. Thus, there can be no assurance that a review of the Company's or the affiliated physicians' businesses by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or of its affiliated physicians. Nor can there be any assurance that the healthcare regulatory environment will not change so as to restrict the Company's or the affiliated physicians' existing operations or their expansion. Any significant restriction could have a material adverse effect on the operating results and financial condition of the Company.

     Federal Reimbursement, Fraud and Abuse and Referral Laws. Approximately 24 percent of the revenues of the Company's affiliated physician practices is derived from payments made by government-sponsored healthcare programs (principally, medicare and state reimbursed programs). As a result, the Company is subject to the laws and regulations that govern reimbursement under Medicare and Medicaid. Any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. There are also state and federal civil and criminal statutes imposing substantial penalties (including civil penalties and criminal fines and imprisonment) on healthcare providers that fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. The Company believes it is in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities or that any such challenge or scrutiny would not have a material adverse effect on the operating results and financial condition of the Company.

     Certain provisions of the Social Security Act, commonly referred to as the "Anti-Kickback Statute", prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payor patients. The Anti-Kickback Statute contains provisions prescribing civil and criminal penalties to which individuals or providers who violate such statute may be subjected. The criminal penalties include fines up to $25,000 per violation and imprisonment for five years or more. Additionally, the DHHS has the authority to exclude anyone, including individuals or entities, who has committed any of the prohibited acts from participation in the Medicare and Medicaid programs. If applied to the Company or any of its subsidiaries or affiliated physicians, such exclusion could result in a significant loss of reimbursement for the Company, up to a maximum of the approximately 24 percent of revenues derived from such programs, which could have a material adverse effect on the operating results and financial condition of the Company. Although the Company believes that it is not in violation of the Anti-Kickback Statute or similar state statutes, its operations do not fit within any of the existing or proposed federal safe harbors.

     Federal law prohibits, with some exceptions, an entity from filing a claim for reimbursement under the Medicare or Medicaid programs for certain designated services if the entity has a financial relationship with the referring physician. Federal law (the "Medicare Referral Payments Law") also prohibits the solicitation or receipt of remuneration in exchange for, or the offer or payment of remuneration to induce, the referral of Medicare or Medicaid beneficiaries. Significant prohibitions against physician referrals were enacted by the United States Congress in the Omnibus Budget Reconciliation Act of 1993. Subject to certain exemptions, a physician is prohibited from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. While the Company believes it is in compliance with such legislation, future regulations could require the Company to modify the form of its relationships with physician groups. Some states have also enacted similar self-referral laws, and the Company believes it is likely that more states will follow. The Company believes that its practices fit within exemptions contained in such statutes.

     The Office of the Inspector General (the "OIG") of the United States Department of Health and Human Services (the "DHHS") has promulgated regulatory "safe harbors" under the Medicare Referral Payments Law that describe payment practices between healthcare providers and referral sources that will not be subject to criminal prosecution and that will not provide the basis for exclusion from the Medicare and Medicaid programs. The Company retains healthcare professionals to provide advice and non-medical services to the Company in return for compensation pursuant to employment, consulting or service contracts. The Company also enters into contracts with hospitals under which the Company provides products and administrative services for a fee. Many of the parties with whom the Company contracts refer or are in a position to refer patients to the Company. The breadth of these federal laws, the paucity of court decisions interpreting these laws, the limited nature of regulatory interpretations and the absence of court decisions interpreting the safe harbor regulations have resulted in ambiguous and varying interpretations of these federal laws and regulations. The OIG or the United States Department of Justice (the "DOJ") could seek a determination that the Company's past or current policies and practices regarding contracts and relationships with healthcare providers violate federal law. In such event, no assurance can be given that the Company's interpretation of these laws will prevail, except with respect to those matters that were the subject of the OIG investigation. See "-- Legal Proceedings". The failure of the Company's interpretation of these laws to prevail could materially adversely affect the operating results and financial condition of the Company.

     Caremark agreed, in its settlement agreement with the OIG and DOJ prior to the Caremark Acquisition, to continue to enforce certain compliance-related oversight procedures. Should the oversight procedures reveal violations of federal law, Caremark would be required to report such violations to the OIG and DOJ. Caremark is therefore subject to increased regulatory scrutiny and, in the event that Caremark commits legal or regulatory violations, it may be subject to an increased risk of sanctions or penalties, including disqualification as a provider of Medicare or Medicaid services which could have a material adverse effect on the operating results and financial condition of the Company.

     State Referral Payment Laws. The Company is also subject to state statutes and regulations that prohibit payments for referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. State statutes and regulations generally apply to services reimbursed by both governmental and private payors. Violations of these laws may result in prohibition of payment for services rendered, loss of pharmacy or health provider licenses as well as fines and criminal penalties. State statutes and regulations that may affect the referral of patients to healthcare providers range from statutes and regulations that are substantially the same as the federal laws and the safe harbor regulations to a simple requirement that physicians or other healthcare professionals disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is being recommended to the patients. These laws and regulations vary significantly from state to state, are often vague, and, in many cases, have not been interpreted by courts or regulatory agencies. The Company is not materially dependent upon revenues derived from any single state. Adverse judicial or administrative interpretations of such laws in several states, taken together, could, however, have a material adverse effect on the operating results and financial condition of the Company. In addition, expansion of the Company's operations to new jurisdictions could require structural and organizational modifications of the Company's relationships with physician groups in order to comply with new or revised state statutes. Such structural and organizational modifications could have a material adverse effect on the operating results and financial condition of the Company.

     Corporate Practice of Medicine Laws. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As stated in Note 1 to the consolidated financial statements, the Company believes that it has perpetual and unilateral control over the assets and operations of the various affiliated professional corporations. However, there can be no assurance that regulatory authorities will not take the position that such control conflicts with state laws regarding the practice of medicine or other federal restrictions. Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws, there can be no assurance that the existing organization of the Company and its contractual arrangements with affiliated physicians will not be successfully challenged as constituting the unlicensed practice of medicine or that the enforceability of the provisions of such arrangements, including non-competition agreements, will not be limited. There can be no assurance that review of the business of the Company and its affiliates by courts or regulatory authorities will not result in a determination that could adversely affect their operations or that the healthcare regulatory environment will not change so as to restrict existing operations or expansion thereof. In the event of action by any regulatory authority limiting or prohibiting the Company or any affiliate from carrying on its business or from expanding the operations of the Company and its affiliates to certain jurisdictions, structural and organizational modifications of the Company may be required, which could have a material adverse effect on the operating results and financial condition of the Company.

     Antitrust Laws. In connection with the corporate practice of medicine laws referred to above, the physician practices with which the Company is affiliated necessarily are organized as separate legal entities. As such, the physician practice entities may be deemed to be persons separate both from the Company and from each other under the antitrust laws and, accordingly, subject to a wide range of laws that prohibit anticompetitive conduct among separate legal entities. The Company believes it is in compliance with these laws and intends to comply with any state and federal laws that may affect its development of integrated healthcare delivery networks. There can be no assurance, however, that a review of the Company's business by courts or regulatory authorities would not adversely affect the operations of the Company and its affiliated physician groups.

     Insurance Laws. The assumption of risk on a prepaid basis by health provider networks is occurring with increasing frequency, and the practice is being reviewed by various state insurance commissioners as well as the National Association of Insurance Commissioners to determine whether the practice constitutes the business of insurance. The Company believes that it is currently in material compliance with the insurance laws in the states where it is operating, and it intends to comply with interpretative and legislative changes as they may develop. There can be no assurance, however, that the Company's activities will not be challenged or scrutinized by governmental authorities.

     Other State and Local Regulation. On March 5, 1996, the DOC issued the Restricted License to Pioneer Network in accordance with the requirements of the Knox-Keene Act. The Restricted License authorizes Pioneer Network to operate as a healthcare service plan in the State of California. The Company, through Pioneer Network, utilizes the Restricted License to contract with HMOs for a broad range of healthcare services, including both institutional and professional medical services. The Knox-Keene Act and the regulations promulgated thereunder subject entities that are licensed as healthcare service plans in California to substantial regulation by the DOC. In addition, licensees under the Knox-Keene Act must file periodic financial data and other information (that generally become available to the public), maintain substantial tangible net equity on their balance sheets and maintain adequate levels of medical, financial and operational personnel dedicated to fulfilling the licensee's statutory and regulatory requirements. The DOC is empowered to take enforcement actions against licensees that fail to comply with such requirements.

     The operation of Pioneer Hospital, USFMC and Friendly Hills is highly regulated, and each is accredited by the Joint Commission on Accreditation of Healthcare Organizations. Accreditation from the Joint Commission on Accreditation of Healthcare Organizations allows Pioneer Hospital to serve Medicare patients and provides authorization from the California Department of Health Services and the Los Angeles County Department of Health to operate as a licensed hospital facility. Each of Pioneer Hospital, USFMC and Friendly Hills is licensed and regulated as a general acute care hospital by the State of California Department of Health Services. Additionally, each of Pioneer Hospital, USFMC and Friendly Hills has a clinical laboratory license from the State of California Department of Health Services, a clinical laboratory license for its cardio-pulmonary laboratory and a pharmacy license for its inpatient pharmacy.

     Pharmacy Licensing and Operation. The Company is subject to federal and state laws and regulations governing pharmacies. Federal controlled substance laws require the Company to register its pharmacies with the United States Drug Enforcement Administration and comply with security, record-keeping, inventory control and labeling standards in order to dispense controlled substances. State controlled substance laws require registration and compliance with the licensing, registration or permit standards of the state pharmacy licensing authority. State pharmacy licensing, registration and permit laws impose standards on the qualifications of an applicant's personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Pharmacists employed by each branch must also satisfy state licensing requirements.

     Several states have enacted legislation that requires mail service pharmacies located outside such state to register with the state board of pharmacy prior to mailing drugs into the state and to meet certain operating and disclosure requirements. These statutes generally permit a mail service pharmacy to operate in accordance with the laws of the state in which it is located. In addition, various pharmacy associations and state boards of pharmacy have promoted enactment of laws and regulations directed at restricting or prohibiting the operation of out-of-state mail service pharmacies by, among other things, requiring compliance with all laws of certain states into which the mail service pharmacy dispenses medications whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent that such laws or regulations are found to be applicable to the Company's operations, the Company would be required to comply with them. Some states have enacted laws and regulations which, if successfully enforced, would effectively limit some of the financial incentives available to plan sponsors that offer mail service prescription programs. The United States Department of Labor has commented that such laws and regulations are pre-empted by the Employee Retirement Income Security Act of 1974, as amended. The Attorney General in one state has reached a similar conclusion and has raised additional constitutional issues. Finally, the Bureau of Competition of the Federal Trade Commission ("FTC") has concluded that such laws and regulations may be anticompetitive and not in the best interests of consumers. To date, there have been no formal administrative or judicial efforts to enforce any of such laws against the Company. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to the Company, they could have an adverse effect on the Company's prescription mail service operations. United States Postal Service regulations expressly permit the transmission of prescription drugs through the postal system. The United States Postal Service has authority to restrict such transmission.

     The PBM and disease management services of the Company are subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products, dispensing of controlled substances, reimbursement under federal and state medical assistance programs, financial relationships between healthcare providers and potential referral sources, medical waste disposal, risk sharing by non-insurance companies and workplace health and safety. The Company's operations may also be affected by changes in ethical guidelines and changes in operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association, the National Committee for Quality Assurance and the Joint Commission on Accreditation of Healthcare Organizations.

     Future Legislation and Regulation. As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the United States Congress and state legislatures relating to healthcare reform. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on the Company.

EMPLOYEES

     As of December 31, 1996, the Company, including its affiliated professional entities, employed approximately 20,400 people on a full-time equivalent basis.

CORPORATE LIABILITY AND INSURANCE

     The Company's business entails an inherent risk of claims of physician professional liability. In recent years participants in the healthcare industry have become increasingly subject to large claims based on theories of medical malpractice that entail substantial defense costs. Through the ownership and operation of Pioneer Hospital, USFMC and Friendly Hills, all acute care hospitals, the Company could also be subject to allegations of negligence and wrongful acts. To protect its overall operations from such potential liabilities, the Company has a multi-tiered corporate structure and preserves the operational integrity of each of its operating subsidiaries. In addition, the Company maintains professional liability insurance, general liability and other customary insurance on a claims-made and modified occurrence basis, in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business, for many of the affiliated physicians, practices and operations. This insurance includes "tail" coverage for claims against the Company's affiliated medical organizations, including those acquired from Caremark, to cover incidents which were or are incurred but not reported during the periods for which the related risk was covered by "claims made" insurance. There can be no assurance that a future claim will not exceed the limits of available insurance coverage or that such coverage will continue to be available.

     Moreover, the Company requires each physician group with which it affiliates to obtain and maintain professional liability insurance coverage. Such insurance would provide coverage, subject to policy limits, in the event the Company were held liable as a co-defendant in a lawsuit for professional malpractice against a physician. In addition, generally, the Company is indemnified under the practice management agreements by the affiliated physician groups for liabilities resulting from the performance of medical services. However, there can be no assurance that any future claim or claims will not exceed the limits of these available insurance coverages or that indemnification will be available for all such claims.

ITEM 2.  PROPERTIES.

     The Company's corporate headquarters is located at 3000 Galleria Tower in Birmingham, Alabama. Additionally, the Company has corporate offices in Long Beach, California, Knoxville, Tennessee and Northbrook, Illinois. The Company currently owns or leases facilities providing medical services in 26 states, Puerto Rico and six countries. The Company also leases, subleases or occupies, pursuant to certain acquisition agreements, the clinic facilities of the affiliated physician groups. The Company anticipates that as the affiliated practices continue to grow and add new services, expanded corporate facilities will be required.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is named as a defendant in various legal actions arising primarily out of services rendered by physicians and others employed by its affiliated physician entities and Pioneer Hospital, USFMC and Friendly Hills, as well as personal injury and employment disputes. In addition, certain of its affiliated medical groups are named as defendants in numerous actions alleging medical negligence on the part of their physicians. In certain of these actions, the Company's and the medical group's insurance carrier has either declined to provide coverage or has provided a defense subject to a reservation of rights. Management does not view any of these actions as likely to result in an uninsured award which would have a material adverse effect on the operating results and financial condition of the Company.

     In May 1996, two stockholders of Caremark, each purporting to represent a class, filed complaints against Caremark and each of its directors in the Court of Chancery of the State of Delaware alleging breaches of the directors' fiduciary duty in connection with Caremark's then proposed merger with the Company. The complaints seek unspecified damages, injunctive relief, and attorneys' fees and expenses. The plaintiffs have not pursued these actions in any manner since the consummation of the Caremark Acquisition, but if they do, the Company intends to defend these cases vigorously. Although the ultimate outcome of such litigation cannot be predicted, the Company does not believe such litigation, if adversely determined, would have a material adverse effect on the operating results and financial condition of the Company.

     In May 1996, three home infusion companies, purporting to represent a class consisting of all of Caremark's competitors in the alternate site infusion therapy industry, filed a complaint against Caremark, a subsidiary of Caremark, and two other corporations in the United States District Court for the District of Hawaii alleging violations of the federal conspiracy laws, the antitrust laws and of California's unfair business practices statute. The complaint seeks unspecified treble damages and attorneys' fees and expenses. The Company intends to defend this case vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of the Company, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of the Company.

     In June 1995, Caremark agreed to settle an investigation with the DOJ, OIG, the Veterans Administration, the Federal Employee Health Benefits Program ("FEHBA"), the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") and related state investigative agencies in all 50 states and the District of Columbia (the "OIG Settlement"). Under the terms of the OIG Settlement, which covered allegations dating back to 1986, a subsidiary of Caremark pled guilty to two counts of mail fraud -- one each in Minnesota and Ohio. The basis of these guilty pleas was Caremark's failure to provide certain information to CHAMPUS and FEHBP, federally funded healthcare benefit programs, concerning financial relationships between Caremark and a physician in each of Minnesota and Ohio. The OIG Settlement allows Caremark to continue participating in Medicare, Medicaid and other government healthcare programs. Under the OIG Settlement, Caremark agreed to make civil payments of $85.3 million to the federal government in installments and $44.6 million to the states. The plea agreement imposed $29.0 million in federal criminal fines. In addition, Caremark contributed $2.0 million to a grant program set up under the Ryan White Comprehensive AIDS Resources Emergency (CARE) Act. Caremark took an after-tax charge of $154.8 million in 1995 for these settlement payments, costs to defend ongoing derivative, security and other lawsuits, and other related costs. This charge has been reflected in Caremark's discontinued operations and will not materially affect the Company's ability to pursue its long-term business strategy. There can be no assurance, however, that the ultimate costs related to the OIG Settlement will not exceed these estimates or that additional costs, claims and damages will not occur, or if they occur, will not have a material adverse effect on the operating results and financial condition of the Company.

     In March 1996, Caremark agreed to settle all disputes with a number of private payors. These disputes relate to businesses that were covered by the OIG Settlement. The settlements resulted in an after-tax charge of approximately $42.3 million. In addition, the Company paid $23.3 million after tax to cover the private payors' pre-settlement and settlement-related expenses. An after-tax charge for the above amounts was recorded in first quarter 1996 discontinued operations.

     In its agreement with the OIG and DOJ, Caremark agreed to continue to maintain certain compliance-related oversight procedures. Should these oversight procedures reveal credible evidence of legal or regulatory violations, Caremark is required to report such violations to the OIG and DOJ. Caremark is, therefore, subject to increased regulatory scrutiny and, in the event it commits legal or regulatory violations, Caremark may be subject to an increased risk of sanctions or penalties, including disqualification as a provider of Medicare or Medicaid services, which would have a material adverse effect on the operating results and financial condition of the Company.

     In connection with the matters described above relating to the OIG Settlement, Caremark is a party to various non-governmental claims and may in the future become subject to additional OIG-related claims. Caremark is a party to, or the subject of, and may be subjected to in the future, various private suits and claims (including stockholder derivative actions and an alleged class action suit) being asserted in connection with matters relating to the OIG Settlement by Caremark's stockholders, patients who received healthcare services from Caremark and such patients' insurers. The Company cannot determine at this time what costs may be incurred in connection with future disposition of non-governmental claims or litigation. Such additional costs, if incurred, could have a material adverse effect on the operating results and financial condition of the Company. See Note 13 to the consolidated financial statements.

     In August and September 1994, stockholders of Caremark, each purporting to represent a class, filed complaints against Caremark and certain officers and employees of Caremark in the United States District Court for the Northern District of Illinois, alleging violations of the Securities Act and the Exchange Act, and fraud and negligence and various state law claims in connection with public disclosures by Caremark regarding Caremark's business practices and the status of the OIG investigation. The complaints seek unspecified damages, declaratory and equitable relief, and attorneys fees and expenses. In June 1996, the complaint filed by one group of stockholders alleging violations of the Exchange Act only, was certified as a class. The parties to all of the complaints continue to engage in discovery proceedings. The Company intends to defend these cases vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of the Company, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of the Company.

     In late August 1994, certain patients of a physician who prescribed human growth hormone distributed by Caremark and the sponsor of the health insurance plan of one of those patients filed complaints against Caremark, employees of Caremark and others in the United States District Court for the District of Minnesota. Each complaint purported to be on behalf of a class and alleged violations of the federal mail and wire fraud statutes, the federal conspiracy statute and the state consumer fraud statute, as well as conspiracy to breach a fiduciary duty, negligence and fraud. Each complaint sought unspecified treble damages, and attorneys fees and expenses. In July 1996, these plaintiffs also served a separate lawsuit in the Minnesota State Court in the County of Hennepin against a subsidiary of Caremark purporting to be on behalf of a class and alleging all of the claims contained in the complaint filed with the Minnesota federal court other than the federal claims contained therein. The state complaint seeks unspecified damages, attorneys' fees and expenses and an award of punitive damages. In November 1996, in response to a motion by the plaintiffs, the Court dismissed the United States District Court cases without prejudice. In July 1995, another patient of this same physician filed a separate complaint in the District Court of South Dakota against the physician, Caremark and another corporation alleging violations of the federal laws prohibiting payment of remuneration to induce referral of Medicare and Medicaid beneficiaries, and the federal mail fraud and conspiracy statutes. The complaint also alleges the intentional infliction of emotional distress and seeks trebling of at least $15.9 million in general damages, attorneys fees and costs, and an award of punitive damages. In August 1995, the parties to the case filed in South Dakota agreed to a stay of all proceedings until final judgment has been entered in a criminal case that is presently pending against this physician. The Company intends to defend these cases vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of the Company, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of the Company.

     In September 1995, Coram Healthcare Corporation ("Coram") filed a complaint in the San Francisco Superior Court against Caremark and its subsidiary, Caremark Inc. and 50 unnamed individual defendants. The complaint, which arises from Caremark's sale to Coram of Caremark's home infusion therapy business in April 1995 for approximately $209.0 million in cash and $100.0 million in securities, alleges breach of the Asset Sale and Note Purchase Agreement, dated January 29, 1995, as amended April 1, 1995, between Coram and Caremark, breach of related contracts, fraud, negligent misrepresentation and a right to contractual indemnity. Requested relief in Coram's amended complaint includes specific performance, declaratory relief, injunctive relief, and damages of $5.2 billion. Caremark filed counterclaims against Coram in this lawsuit and also filed a lawsuit in the U.S. District Court in Chicago claiming that Coram committed securities fraud in its sale to Caremark of its securities in connection with the sale of the Company's home infusion business to Coram. The lawsuit filed in federal court in Chicago has been dismissed, and Caremark's appeal of the dismissal was argued on May 10, 1996 and is now under submission. The Coram lawsuit is in the final stages of discovery and a trial is scheduled for the second quarter of 1997 in the event the IHS/Coram merger described below is not consummated. In October 1996, Coram agreed to merge with Integrated Health Services, Inc. ("IHS"). In connection with the merger agreement, IHS and the Company have agreed to a settlement of the Coram litigation, contingent upon consummation of the proposed merger, expected to be completed in the second quarter of 1997. Under the settlement proposal, the notes that are now payable by Coram to Caremark will be cancelled and replaced with a new two-year note in the approximate principal amount of $57.5 million. Caremark had previously established a reserve for a portion of the $100 million in securities, and, therefore, the terms of the new note and commitments related to the transition of this business are not expected to result in any additional charge against earnings by the Company. The Company and IHS/Coram will enter into long-term preferred provider agreements pursuant to which IHS/Coram will provide services to the patients served by the Company's integrated delivery systems on a national basis. The Company understands that the acquisition of Coram by IHS is subject to the usual conditions found in transactions of this type, including approval of the stockholders of both companies, and is expected to be consummated in the second quarter of 1997. The Company has no control over the conduct of the IHS/Coram transaction, and there can be no assurance that it will be consummated.

     Beginning in September 1994, Caremark was named as a defendant in a series of lawsuits added to a pending group of actions (including a class action) brought in 1993 under the antitrust laws by local and chain retail pharmacies against brand name pharmaceutical manufacturers, wholesalers and prescription benefit managers other than Caremark. The lawsuits, filed in federal district courts in at least 38 states (including the United States District Court for the Northern District of Illinois), allege that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the complaining retail pharmacies (approximately 3,900 in number). The complaints charge that certain defendant prescription benefit managers, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers in violation of the Robinson-Patman Act. Each complaint seeks unspecified treble damages, declaratory and equitable relief and attorneys fees and expenses. All of these actions have been transferred by the Judicial Panel for Multidistrict Litigation to the United States District Court for the Northern District of Illinois for coordinated pretrial procedures. Caremark was not named in the class action. In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. On July 1, 1996, the district court directed entry of a partial final order in the class action approving an amended settlement with certain of pharmaceutical manufacturers. The amended settlement provides for a cash payment by the defendants in that action of approximately $351.0 million to class members in settlement of conspiracy claims as well as a commitment from the settling manufacturers to abide by certain injunctive provisions. All class action claims against non-settling manufacturers as well as all opt out and other claims generally, including all Robinson-Patman Act claims against Caremark, remain unaffected by the settlement. The district court also certified to the court of appeals for interlocutory review certain orders relating to non-settled conspiracy claims against the pharmaceutical manufacturers and wholesalers. These interlocutory orders do not relate to any of the claims brought against Caremark. The Company intends to defend these cases vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of the Company, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of the Company.

     In December 1994, Caremark was notified by the FTC that it was conducting a civil investigation of the industry concerning whether acquisitions, alliances, agreements or activities between prescription benefit managers and pharmaceutical manufacturers, including Caremark's alliance agreements with certain drug manufacturers, violate Sections 3 or 7 of the Clayton Act or
Section 5 of the Federal Trade Commission Act. The specific nature, scope, timing and outcome of the investigation are not currently determinable. Under the statutes, if violations are found, the FTC could seek remedies in the form of injunctive relief to set aside or modify Caremark's alliance agreements and an order to cease and desist from certain marketing practices and from entering into or continuing with certain types of agreements. The Company intends to defend these cases vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of the Company, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of the Company.

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The stockholders of the Company approved the Amendment to the Second Amended and Restated Certificate of Incorporation at a special meeting of the stockholders on December 12, 1996, as follows:

  NUMBER
  VOTING          FOR        AGAINST     ABSTENTIONS
-----------   -----------   ----------   -----------
132,625,497   119,394,453   12,247,656     983,388

     Broker non-votes were not counted for the purpose of determining whether the proposal had been approved by the stockholders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to February 21, 1995, the effective date of the Company's initial public offering, there was no public market for the Company's Common Stock. The Common Stock traded on the Nasdaq National Market under the symbol "MPTR" from February 21, 1995 until February 21, 1996. On February 22, 1996, the Common Stock was listed on the NYSE under the symbol "MDM".

     The following table sets forth for the quarterly periods indicated the high and low reported bid prices for the Company's Common Stock through February 21, 1996, as reported on the Nasdaq National Market. After February 21, 1996, the table sets forth the high and low last sale price as reported on the NYSE Composite Tape.

                                                               HIGH     LOW
                                                              ------   ------
1995
First Quarter (from February 21)............................  $24.00   $14.75
Second Quarter..............................................   24.50    17.75
Third Quarter...............................................   30.00    18.00
Fourth Quarter..............................................   33.00    26.00
1996
First Quarter...............................................  $34.75   $28.50
Second Quarter..............................................   30.25    20.13
Third Quarter...............................................   23.13    16.63
Fourth Quarter..............................................   24.50    19.88
1997
First Quarter (through March 24)............................  $24.63   $18.63

     There were approximately 43,644 holders of record of the Company's Common Stock as of March 20, 1997.

UNREGISTERED SALES OF SECURITIES

     The following table indicates all unregistered sales of the Company's Common Stock during the last three years:

                                                                                                 MARKET
TRANSACTION                                         PURPOSE                  DATE                 VALUE
-----------                                 -----------------------   -------------------   -----------------
Retina & Vitreous Associates of Alabama,    Asset Acquisition         December 29, 1995     $   28,382,244.00
  P.C.
The Atlanta Allergy Clinic, P.A.            Asset Acquisition         March 29, 1996            12,656,593.50
Eaton Medical Group                         Asset Acquisition         March 31, 1996             2,364,189.00
Cardiovascular Specialists Clark & Martin   Asset Acquisition         March 29, 1996             1,999,959.00
East Bay Fertility OB-GYN Medical Group,    Asset Acquisition         May 31, 1996               2,736,622.00
  Inc.
Emergency Physician Associates, P.A.        Acquisition               June 25, 1996             25,891,871.25
Global Care, Inc. (Bethany Medical)         Acquisition               June 28, 1996              1,599,713.88
Brevard OB/GYN Specialists, P.A.            Asset Acquisition         June 28, 1996              1,791,638.63
Southwest Healthcare Network, Inc.          Acquisition               July 13, 1996              3,624,478.00

Cleveland Ear, Nose, Throat and Facial Surgery    Asset Acquisition         July 30, 1996         $    3,347,263.75
  Group, Inc.
East Metro OB/GYN Specialists, Inc.               Asset Acquisition         July 1, 1996                 877,200.00
Orthopedic Management Associates, Inc.            Acquisition               June 1, 1996                 455,151.75
The Emergency Associates for Medicine, Inc.       Acquisition               July 31, 1996              3,076,593.75
Mount Vernon Orthopedic Associates, Ltd.          Management                July 31, 1996              4,687,500.00
                                                  Conversion
Bay Area Primary Care                             Earn-out/Asset            August 21, 1996            1,212,985.75
                                                  Acquisition
Georgia Urology Management Associates, Inc.       Acquisition               August 16, 1996            3,670,115.75
CHS Management, Inc.                              Acquisition               August 30, 1996           41,240,583.50
New Management                                    Asset Acquisition         August 30, 1996            7,217,036.75
Woman's Healthcare Associates, P.C.               Asset Acquisition         September 13, 1996         3,087,370.00
Mount Vernon Orthopedic Associates, Ltd.          Management                July 31, 1996                163,117.50
                                                  Conversion
Doctors Medical Associates, Pinole, Inc.          Asset Acquisition         September 18, 1996           236,606.50
Atlanta Plastic Surgery, P.A.                     Asset Acquisition         October 1, 1996            7,924,493.20
Quinn Wollowick Purita Schosheim Krebsbach &      Acquisition               September 27, 1996           874,818.75
  Stewart, Inc.
Emergency Professional Services, Inc.             Acquisition               September 20, 1996           48,226,907
OB-GYN Specialists of the Palm Beaches, Inc.      Acquisition of Minority   September 30, 1996         6,976,742.50
                                                  Interest
Gary L. Groves                                    Settlement                October 1, 1996              765,956.25
TBMSZ, Inc.                                       Acquisition               September 30, 1996         1,404,585.00
NeuroMedical Management, Inc.                     Acquisition               September 30, 1996         3,160,521.00
Southeastern Fertility Institute, et al           Management                October 1, 1996            1,608,719.50
                                                  Conversion
Michael Tucker, MD                                Employee Stock Agreement  October 1, 1996               97,499.50
Martinex, Sadowsky, Zuniga, Tuchman and Brown,    Management                September 30, 1996         1,287,604.50
  MDS, PA                                         Conversion
Roberts Medical Group                             Earn-out/Asset            September 1, 1996            454,030.75
                                                  Acquisition
Cardinal Healthcare, P.A.                         Acquisition               November 21, 1996         44,134,544.25
Drs. Sheer, Ahearn and Associates, P.A.           Acquisition               December 2, 1996          51,366,283.25
Northwest Diagnostic Clinic, P.A.                 Asset Acquisition         December 31, 1996          2,620,517.50
Aldine Women's Clinic, P.A.                       Asset Acquisition         December 31, 1996            450,257.25
L. Stayton Halberdier, Jr., M.D., P.A.            Asset Acquisition         December 31, 1996            450,254.25
Alan G. Moore, M.D., P.A.                         Asset Acquisition         December 31, 1996            540,309.25
Jeffrey C. Lambert, M.D., P.A.                    Asset Acquisition         December 31, 1996            225,110.75
Georgia Urology, P.A.                             Management                December 1, 1996           5,594,247.75
                                                  Conversion
SOUTHVIEW Medical Group, P.C.                     Acquisition               December 31, 1996          7,642,930.50
Hirsch, Strassberg, Kenward & Vizoso, M.D.s,      Acquisition of Minority   January 8, 1997              794,920.00
  Inc.                                            Interest
Summit Medical Group, P.A.                        Acquisition               January 31, 1997          41,843,483.75
North Carolina Medical Associates, P.A.           Management                December 31, 1996          1,725,756.75
                                                  Conversion
Chase Dennis Medical Group, Inc.                  Asset Acquisition         January 31, 1997          16,174,508.00

     None of these sales was underwritten, and all of the shares issued were taken for investment by the entity or individual to whom they were issued. The Company believes all of the securities issued were exempt from registration under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables set forth selected financial data for the Company derived from the Company's consolidated financial statements. The selected financial data should be read in conjunction with the consolidated financial statements and the related notes thereto.

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1992         1993         1994         1995         1996
                                       ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenue..........................  $1,287,526   $1,756,762   $2,638,654   $3,583,377   $4,813,499
Net income (loss) from continuing
  operations.........................  $   20,417   $   47,881   $   54,144   $   20,901   $  (89,831)
Income from continuing operations
  excluding merger costs and losses
  on investments.....................  $   44,089   $   47,881   $   54,144   $   96,181   $  133,745
Income (loss) from discontinued
  operations.........................  $    5,858   $   30,808   $   25,902   $ (136,528)  $  (68,698)
Net income (loss)....................  $   26,275   $   78,689   $   80,046   $ (115,627)  $ (158,529)
Income per share from continuing
  operations excluding merger costs
  and losses on investments..........  $     0.45   $     0.40   $     0.41   $     0.69   $     0.86
Income (loss) per share from
  continuing operations(1)...........  $     0.21   $     0.40   $     0.41   $     0.15   $    (0.58)
Income (loss) per share from
  discontinued operations(1).........  $     0.06   $     0.26   $     0.20   $    (0.97)  $    (0.44)
Net income (loss) per share(1).......  $     0.27   $     0.66   $     0.61   $    (0.82)  $    (1.02)
Number of shares used in net (loss)
  per share..........................      98,798      119,380      131,783      140,364      155,364

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          1992         1993         1994         1995         1996
                                       ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents............  $   22,312   $   43,367   $   99,679   $   86,276   $  123,779
Working capital......................     139,642      240,023      150,977      234,630      170,313
Total assets.........................     777,632    1,049,258    1,585,643    1,840,914    2,265,969
Long-term debt, less current
  portion............................      80,378      164,040      385,258      531,774      715,657
Total stockholders' equity...........     381,481      481,177      612,781      592,074      739,497

---------------

(1) Net income (loss) per share is computed by dividing net income (loss) by the number of common equivalent shares outstanding during the periods presented in accordance with the applicable rules of the Commission. All stock options issued have been considered as outstanding common equivalent shares for all periods presented, even if anti-dilutive, under the treasury stock method. Shares of MedPartners Common Stock issued in February 1995 upon conversion of the then outstanding convertible preferred stock are assumed to be common equivalent shares for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The purpose of the following discussion is to facilitate the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company, including changes arising from recent acquisitions by the Company, the timing and nature of which have significantly affected the Company's results of operations. This discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

GENERAL

     In February and September of 1996, the Company combined with PPSI and Caremark, respectively. These business combinations were accounted for as poolings of interests. The financial information referred to in this discussion reflects the combined operations of these entities and several additional immaterial entities accounted for as poolings of interests.

     MedPartners is the largest PPM company in the United States. The Company develops, consolidates and manages integrated healthcare delivery systems. Through its network of affiliated group and IPA physicians, the Company provides primary and specialty healthcare services to prepaid enrollees and fee-for-service patients in the United States. The Company also operates independent PBM programs and furnishes disease management services and therapies for patients with certain chronic conditions.

     The Company affiliates with physicians who are seeking the resources necessary to function effectively in healthcare markets that are evolving from fee-for-service to prepaid payor systems. The Company enhances clinic operations by centralizing administrative functions and introducing management tools such as clinical guidelines, utilization review and outcomes measurement. The Company provides affiliated physicians with access to capital and advanced management information systems. MedPartners' PPM revenue is derived primarily from the contracts with HMOs that compensate MedPartners and its affiliated physicians on a prepaid basis. In the prepaid arrangements, MedPartners typically is paid by the HMO a fixed amount per member ("enrollee") per month ("professional capitation") or a percentage of the premium per member per month ("percent of premium") paid by employer groups and other purchasers of healthcare coverage to the HMOs. In return, MedPartners is responsible for substantially all of the medical services required by enrollees. In many instances, MedPartners and its affiliated physicians accept financial responsibility for hospital and ancillary healthcare services in return for payment from HMOs on a capitated or percent of premium basis ("institutional capitation"). In exchange for these payments (collectively, "global capitation"), MedPartners, through its affiliated physicians, provides the majority of covered healthcare services to enrollees and contracts with hospitals and other healthcare providers for the balance of the covered services. These relationships provide physicians with the opportunity to operate under a variety of payor arrangements and increase their patient flow.

     The Company offers medical group practices and independent physicians a range of affiliation models which are described in Note 1 of the accompanying consolidated financial statements. These affiliations are carried out by the acquisition of PPM entities or practice assets, either for cash or through equity exchange, or by affiliation on a contractual basis. In all instances, the Company enters into long-term practice management agreements with the affiliated physicians that provide for both the management of their practices by the Company and the clinical independence of the physicians.

     The Company also organizes and manages physicians and other healthcare professionals engaged in the delivery of emergency, radiology and teleradiology services, hospital-based primary care and temporary staffing and support services to hospitals, clinics, managed care organizations and physician groups. Under contracts with hospitals and other clients, the Company identifies and recruits physicians and other healthcare professionals for admission to a client's medical staff, monitors the quality of care and proper utilization of services and coordinates the ongoing scheduling of staff physicians who provide clinical coverage in designated areas of care.

     The Company also manages outpatient prescription drug benefit programs for clients throughout the United States, including corporations, insurance companies, unions, government employee groups and managed care organizations. The Company dispenses 42,000 prescriptions daily through four mail service pharmacies and manages patients' immediate prescription needs through a network of national retail pharmacies. The Company is integrating its PBM program with the PPM business by providing PBM services to the affiliated physicians, clinics and HMOs. The Company's disease management services are intended to meet the healthcare needs of individuals with chronic diseases or conditions. These services include the design, development and management of comprehensive programs that comprise drug therapies, physician support and patient education. The Company currently provides therapies and services for individuals with such conditions as hemophilia, growth disorders, immune deficiencies, genetic emphysema, cystic fibrosis and multiple sclerosis.

RESULTS OF OPERATIONS

     Through the Company's network of affiliated group and IPA physicians, MedPartners provides primary and specialty healthcare services to prepaid enrollees and fee-for-service patients. The Company also provides prescription benefit services to more than 15 million individuals in all 50 states and provides services and therapies to patients with certain chronic conditions, primarily hemophilia and growth disorders. The following table sets forth the earnings summary by service area for the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1994         1995         1996
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
Physician Services
  Net revenue......................................  $1,053,519   $1,663,728   $2,555,642
  Operating income.................................      27,121       73,586      125,015
  Margin...........................................         2.6%         4.4%         4.9%
Pharmaceutical Services
  Net revenue......................................  $1,097,315   $1,432,250   $1,784,319
  Operating income.................................      46,236       56,022       75,788
  Margin...........................................         4.2%         3.9%         4.2%
Specialty Services
  Net revenue......................................  $  487,820   $  487,399   $  473,538
  Operating income.................................      75,139       70,762       56,006
  Margin...........................................        15.4%        14.5%        11.8%
Corporate Services
  Operating loss...................................  $  (35,212)  $  (24,668)  $  (20,881)
  Percentage of total net revenue..................        (1.3)%       (0.7)%       (0.4)%

  Physician Practice Management Services

     The Company's PPM revenues have increased substantially over the past three years primarily due to growth in prepaid enrollment, existing practice growth and new practice affiliations. Of the total 1996 PPM revenue, $1.7 billion can be attributed to acquisitions (accounted for as either poolings of interests or purchase transactions) made during the year. The Company's PPM operations in the western region of the country function in a predominantly prepaid environment. The Company's PPM operations in the other regions of the country are in predominantly fee-for-service environments with limited but increasing managed care penetration. The following table sets forth the breakdown of net revenue for the PPM services area for the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1994         1995         1996
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
Prepaid............................................  $  620,701   $  982,128   $1,401,837
Fee-for-Service....................................     408,832      661,974    1,139,265
Other..............................................      23,986       19,626       14,540
                                                     ----------   ----------   ----------
          Total net revenue from PPM service
            area...................................  $1,053,519   $1,663,728   $2,555,642
                                                     ==========   ==========   ==========

     The Company's prepaid revenue reflects the number of HMO enrollees for whom it receives monthly capitation payments. The Company receives professional capitation to provide physician services and institutional capitation to provide hospital care and other non-professional services. The table below reflects the growth in enrollment for professional and global capitation:

                                                                 AT DECEMBER 31,
                                                         -------------------------------
                                                          1994       1995        1996
                                                         -------   ---------   ---------
Professional enrollees.................................  548,821     603,391   1,025,763
Global enrollees (professional and institutional)......  255,188     477,208     603,892
                                                         -------   ---------   ---------
          Total enrollees..............................  804,009   1,080,599   1,629,655
                                                         =======   =========   =========

     During 1996, the Company consolidated the majority of its acquisitions into its management infrastructure, eliminating substantial overhead expenses and improving integration of medical, administrative and operational management. The integration of various acquisitions into existing networks has allowed the conversion of thousands of prepaid enrollees from professional capitation to global capitation. This integration has been a significant factor in increasing operating margins in the PPM service area from 2.6% in 1994 to 4.9% in 1996.

     The Company has developed strong relationships with many of the national and regional managed care organizations and has demonstrated its ability to deliver high-quality, cost-effective care. The Company is strategically positioned to capitalize on the industry's continued evolution toward a prepaid environment, specifically by increasing the number of prepaid enrollees and converting existing enrollees from professional to global capitation. These changes are expected to result in significant internal growth.

     The Company has continued to acquire high-quality groups of emergency physicians and radiologists who believe in the value of providing increasingly cost-effective care. The reputation and strong local presence of new and existing hospital-based groups provide a substantial advantage in the competition for contracts with emergency room and radiology departments. The excellent reputation and leadership of these groups continue to provide opportunities for new contracts.

     In addition to the increased revenues and operational efficiencies realized through acquisition and consolidation, the Company is profiting from synergies produced by the exchange of ideas among physicians and managers across geographical boundaries and varied areas of specialization. The PPM service area, for example, has established medical management committees that meet monthly to discuss implementation of the best medical management techniques to assist the Company's affiliated physicians in delivering the highest quality of care at lower costs in a consistent fashion. The Company is capitalizing on the knowledge of its Western groups, which have significant experience operating in a prepaid environment, to transfer the best practices to other groups in markets with increasing managed care penetration. Through interaction between physicians and managers from various medical groups during the fourth quarter of 1996, significant cost savings have been identified at several of the Company's larger affiliated groups.

     The PPM service area has also created a medical advisory committee, which is developing procedures for the identification, packaging and dissemination of the best clinical practices within the Company's medical groups. The committee also provides the Company's affiliated physicians a forum to discuss innovative ways to improve the delivery of healthcare.

     The Company has also initiated integration efforts between the PPM, PBM and disease management areas. A project is in process to integrate patient care data from several of the Company's affiliated clinics with the PBM's healthcare information system. Through this database, which combines medical and claims data with the prescription information tracked by the PBM area, the Company will have access to the industry's most complete and detailed collection of information on successful treatment patterns. Another synergy arising from integration is the opportunity which the existing PBM infrastructure affords to affiliated physician groups to further expand services by providing pharmacy services ranging from fee-for-service retail claims processing to full drug capitation programs. The Company is also beginning to integrate the disease management area's expertise in an effort to formulate and implement disease management programs for the Company.

  Pharmacy Benefit Management Services

     Pharmaceutical Services revenues continue to exhibit sustained growth. This growth is entirely internal and has not been supplemented by acquisitions. Key factors contributing to this growth include high customer retention, additional penetration of retained customers, new customer contracts and drug cost inflation. These growth factors were partially offset in 1995 and 1996 by selective non-renewal of certain accounts not meeting threshold profitability levels. The preponderance of Pharmaceutical Services revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. Revenues for selected types of services are earned based on a percentage of savings achieved or on a per-enrollee or per-member basis; however, these revenues are not material to total revenues.

     Operating income experienced accelerated growth in 1995 and 1996 while margins fell slightly in 1995 to but returned to a 4.2% level in 1996. Operating income and margins in 1996 were enhanced by reduced information systems costs achieved through renegotiation of a contract with an outsource service vendor, continued improvements in the acquisition costs of drugs, increased penetration of higher margin value-oriented services and an overall 13% reduction in selling and administrative expenses. Partially offsetting these cost reductions were continued declines in prices to customers.

     Margins in Pharmaceutical Services are also affected by the mix between mail and retail service revenues. Margins on mail-related service revenues currently are higher than those on retail service revenues. Revenues in both mail and retail services continue to grow; although, the growth rate of retail services in 1995 and 1996 was greater than the growth rate of mail services. In 1996, retail service revenues grew to represent nearly 49% of PBM revenues. The Company has little or no influence over certain other factors, including demographics of the population served and plan design, which, can affect the mix between mail and retail services. Consequently, margin percentage trends alone are not a sufficient indication of progress. The Company's pricing and underwriting strategies are closely linked to its working capital and asset management strategies and focus on return on investment and overall improvements in return on capital deployed in the business.

     The Company has recently reorganized its sales and corporate accounts management activities into eight geographic and two additional specialty areas. This will enable the Company to improve its account retention, client service and growth initiatives even further as a result of increased accountability and focus. As mentioned under Physician Practice Management Services, the Company is pursuing a number of PPM and PBM integration opportunities.

  Specialty Services

     Specialty Services concentrates on providing high quality products and services in the home. Domestically, these services focus on low incidence chronic diseases. Internationally, the company has established home care businesses in Canada, Germany, France, the Netherlands, the United Kingdom, Puerto Rico and Japan, where it is expanding into new services in response to transforming health care delivery systems in these countries. Revenues for specialty services have declined 3% as a result of managed care pricing pressures, restructuring of benefit plans by payors and reduced reimbursement from Medicaid and other state agency payors. For the hemophilia business, federal government programs providing special pricing to qualified organizations who may be competitors have impacted revenues negatively. To offset these declines, the Company is attempting to launch new products and services including the opening of a PBM in the Netherlands in the fourth quarter of 1996 and a multiple sclerosis ("MS") therapy service in the U.S.

     In addition to pricing pressures, particularly in growth deficiency therapy, operating expenses and cost of service expenses rose due to programs targeted at launching the Company's new MS therapy service, an expanded payor marketing initiative and an initiative targeted at attaining accreditation by the Joint Committee on Accreditation of Healthcare Organizations for the nationwide system of pharmacies.

  Discontinued Operations

     During 1995, Caremark divested its Caremark Orthopedic Services, Inc. subsidiary as well as its clozaril patient management system, home infusion business, and oncology management services business. The Company's consolidated financial statements present the operating income and net assets of these discontinued operations separately from continuing operations. Prior periods have been restated to conform with this presentation. Discontinued operations for 1995 reflect the net after-tax gain on the disposal of the clozaril patient management system, the home infusion business and a $154.8 million after-tax charge for the settlement discussed in Note 13 of the accompanying audited consolidated financial statements related to the OIG investigation. Discontinued operations for 1996 reflects a $65.6 million after-tax charge related to settlements with private payors discussed in Note 13 of the accompanying audited consolidated financial statements and an after-tax gain on disposition of the nephrology services business, net of disposal costs, of $2.1 million.

  Results of Operations for the Years Ended December 31, 1996 and 1995

     For the year ended December 31, 1996, net revenue was $4,813.5 million, compared to $3,583.4 million for 1995, an increase of 34.3%. The increase in net revenue resulted primarily from affiliations with new physician practices and the increase in PBM net revenue, which accounted for $339.9 million and $352.1 million of the increase in net revenue, respectively. The most significant physician practice acquisition during this period was the CIGNA Medical Group which was acquired in January 1996. This acquisition accounted for 92% of the new practice revenue. The increase in PBM net revenue is attributable to pharmaceutical price increases, the addition of new customers, further penetration of existing customers and the sale of new products.

     Operating income for the PPM and PBM services areas increased 69.9% and 35.3%, respectively, for 1996 compared to 1995. This growth was the result of higher net revenues in both areas and increases in operating margins resulting from the spreading of fixed overhead expenses over a larger revenue base and continued integration of operations in the PPM services area. Operating income and margins declined in the corresponding periods for the specialty services area as a result of lower volumes in the hemophilia business and continued pricing pressures for growth hormone products.

     Included in the pre-tax loss for 1996 were merger expenses totaling $308.7 million related to the business combinations with Caremark, PPSI and several other entities, the major components of which are listed in Note 11 of the accompanying audited consolidated financial statements.

  Results of Operations for the Years Ended December 31, 1995 and 1994

     Net revenue for the year ended December 31, 1995 was $3,583.4 million, an increase of $944.7 million, or 35.8%, over the year ended December 31, 1994. The increase in net revenue resulted primarily from affiliation with new physician practices, the increase in prepaid enrollees at existing affiliated physician practices and the increase in PBM net revenue, which accounted for $240.1 million, $295.8 million, and $334.9 million of the increase in net revenue, respectively. The most significant physician practice acquisition affecting this period was the Friendly Hills Healthcare Network which was acquired in May 1995. This acquisition accounted for 53% of the new practice revenue. The increase in PBM net revenue resulted from increases in covered lives due to new customer contracts and greater penetration of existing customers.

     Operating income grew 171.3% and 21.2% for 1995, compared to 1994, for the PPM and PBM service areas, respectively. This growth is the result of higher net revenues in both areas. The PPM service area also had a significant increase in operating margin, 2.6% in 1994 to 4.4% in 1995, which resulted from the leveraging of fixed overhead expenses over a substantially larger revenue base, integration of operations and the impact of the varying margins of new physician practice affiliations. Operating income and margins declined in the corresponding periods for the specialty services areas as a result of pricing pressures for growth hormone products.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The future operating results and financial condition of the Company are dependent on the Company's ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. The future operating results and financial condition of the Company may be affected by a number of additional factors, including: the Company's growth strategy, which involves the ability to raise the capital required to support growth, competition for expansion opportunities, integration risks and dependence on HMO enrollee growth; efforts to control healthcare costs; exposure to professional liability; and pharmacy licensing, healthcare reform and government regulation. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

     The Company completed the Caremark Acquisition in September 1996. There are various Caremark legal matters which, if materially adversely determined, could have a material adverse effect on the Company's operating results and financial condition. See Note 13 to the accompanying consolidated financial statements of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had working capital of $170.3 million, including cash and cash equivalents of $123.8 million. For the years ending December 31, 1996, 1995 and 1994, cash flow from continuing operations was $159.8 million, $152.8 million and $43.6 million, respectively.

     For the year ended December 31, 1996, the Company invested $157.4 million in acquisitions of the assets of physician practices and $122.1 million in property and equipment. These expenditures were funded by approximately $270.2 million derived from equity proceeds and $133.6 million in net incremental borrowings. For the year ended December 31, 1995, the Company invested $205.1 million in acquisitions of the assets of physician practices and $124.5 million in property and equipment. These expenditures were funded by approximately $83.4 million derived from equity proceeds and $71.2 million in net incremental borrowings. For the year ended December 31, 1994, the Company's investing activities totaled $248.3 million, which was composed primarily of $126.7 million related to practice acquisitions and $102.7 million related to the purchase of property and equipment. These expenditures were funded by $128.1 million derived from equity proceeds and $232.4 million in net incremental borrowings. Investments in acquisitions and property and equipment are anticipated to continue to be substantial uses of funds in future periods.

     The Company entered into the $1 billion Credit Facility, which became effective simultaneously with the closing of the Caremark acquisition, on September 5, 1996, replacing its then existing credit facility. At the Company's option, pricing on the Credit Facility is based on either a debt to cash flow test or the Company's senior debt ratings. No principal is due on the facility until its maturity date of September 2001. As of December 31, 1996, there was $213.0 million outstanding under the facility. The Credit Facility contains affirmative and negative covenants which include requirements that the Company maintain certain financial ratios (including minimum net worth, minimum fixed charge coverage ratio and maximum indebtedness to cash flow), and establishes certain restrictions on investments, mergers and sales of assets. Additionally, the Company is required to obtain bank consent for acquisitions with an aggregate purchase price in excess of $75 million and for which more than half of the consideration is to be paid in cash. The Credit Facility is unsecured but provides a negative pledge on substantially all assets of the Company. As of December 31, 1996, the Company was in compliance with the covenants in the Credit Facility.

     Effective October 8, 1996, the Company completed a $450 million senior note offering. These ten-year notes carry a coupon rate of 7 3/8%. The notes are not redeemable by the Company prior to maturity and are not entitled to the benefit of any mandatory sinking fund. The notes are general unsecured obligations of the Company ranking senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future unsubordinated and unsecured obligations of the Company. The notes are effectively subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries. The notes are rated BBB/Baa3 by Standard & Poors and Moody's Investor Services, respectively. The Company is the only physician practice management company to earn an investment grade debt rating. Net proceeds from the offering were used to reduce amounts under the Credit Facility.

     On October 30, 1996, the Company completed its tender offer for Caremark's $100 million 6 7/8% notes due August 15, 2003. Of the $100 million principal amount of such notes outstanding, $99.9 million principal amount were tendered and purchased. The total consideration for each $1,000 principal amount of outstanding notes tendered was $1,017.72.

     The Company's growth strategy requires substantial capital for the acquisition of PPM businesses and assets of physician practices, and for their effective integration, operation and expansion. Affiliated physician practices may also require capital for renovation, expansion and additional medical equipment and technology. The Company believes that its existing cash resources, the use of the Company's Common Stock for selected practice and other acquisitions and available borrowings under the $1.0 billion Credit Facility or any successor credit facility, will be sufficient to meet the Company's anticipated acquisition, expansion and working capital needs for the next twelve months. The Company expects from time to time to raise additional capital through the issuance of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions, at such times as management deems appropriate and the market allows in order to meet the capital needs of the Company. There can be no assurance that acceptable financing for future acquisitions or for the integration and expansion of existing networks can be obtained. Any of such financings could result in increased interest and amortization expense, decreased income to fund future expansion and dilution of existing equity positions.

QUARTERLY RESULTS (UNAUDITED)

     The following tables set forth certain unaudited quarterly financial data for 1995 and 1996. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of normal recurring items) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                        QUARTER ENDED
                        ------------------------------------------------------------------------------
                        MARCH 31,   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,   MARCH 31,     JUNE 30,
                          1995        1995          1995            1995          1996         1996
                        ---------   ---------   -------------   ------------   ----------   ----------
                                                        (IN THOUSANDS)
Net revenue...........  $806,396    $ 887,121     $919,750       $ 970,110     $1,149,812   $1,196,226
Operating expenses....   770,599      846,889      871,279         918,908      1,099,519    1,143,107
                        --------    ---------     --------       ---------     ----------   ----------
Operating income......    35,797       40,232       48,471          51,202         50,293       53,119
Non-operating
  expenses:
  Net interest
    expense...........     6,254        2,213        5,350           3,804          6,741        4,021
  Merger expenses.....        --        1,051        3,473          62,040         34,448           --
  Losses on
    investments.......        --           --           --          86,600             --           --
  Other, net..........      (406)           5          (27)            236           (144)        (229)
                        --------    ---------     --------       ---------     ----------   ----------
Income (loss) from
  continuing
  operations before
  income taxes........    29,949       36,963       39,675        (101,478)         9,248       49,327
  Income tax expense
    (benefit).........    10,903       13,904       15,156         (55,755)         6,496       16,926
                        --------    ---------     --------       ---------     ----------   ----------
Income (loss) from
  continuing
  operations..........    19,046       23,059       24,519         (45,723)         2,752       32,401
Discontinued
  operations:
  Income (loss) from
    discontinued
    operations........    (2,605)    (144,011)      (5,791)        (15,935)       (71,221)          --
  Net gains on sales
    of discontinued
    operations........    10,895       (3,810)          --          24,729          2,523           --
                        --------    ---------     --------       ---------     ----------   ----------
Income (loss) from
  discontinued
  operations..........     8,290     (147,821)      (5,791)          8,794        (68,698)          --
                        --------    ---------     --------       ---------     ----------   ----------
      Net income
        (loss)........  $ 27,336    $(124,762)    $ 18,728       $ (36,929)    $  (65,946)  $   32,401
                        ========    =========     ========       =========     ==========   ==========

                               QUARTER ENDED
                        ----------------------------
                        SEPTEMBER 30,   DECEMBER 31,
                            1996            1996
                        -------------   ------------

Net revenue...........   $1,199,679      $1,267,782
Operating expenses....    1,139,178       1,195,767
                         ----------      ----------
Operating income......       60,501          72,015
Non-operating
  expenses:
  Net interest
    expense...........        5,257           7,911
  Merger expenses.....      263,000          11,247
  Losses on
    investments.......           --              --
  Other, net..........          (37)         (1,159)
                         ----------      ----------
Income (loss) from
  continuing
  operations before
  income taxes........     (207,719)         54,016
  Income tax expense
    (benefit).........      (55,465)         26,746
                         ----------      ----------
Income (loss) from
  continuing
  operations..........     (152,254)         27,270
Discontinued
  operations:
  Income (loss) from
    discontinued
    operations........           --              --
  Net gains on sales
    of discontinued
    operations........           --              --
                         ----------      ----------
Income (loss) from
  discontinued
  operations..........           --              --
                         ----------      ----------
      Net income
        (loss)........   $ (152,254)     $   27,270
                         ==========      ==========

     The Company's historical unaudited quarterly financial data have been restated to include the results of all businesses acquired prior to December 31, 1996 that were accounted for as poolings of interests (collectively, the "Mergers"). The Company's Quarterly Reports on Form 10-Q were filed prior to the Mergers and thus, differ from the amounts for the quarters included herein. The differences caused solely by the operation of the merged companies are summarized as follows:

                                                             QUARTER ENDED
                              ----------------------------------------------------------------------------
                                  MARCH 31, 1996             JUNE 30, 1996           SEPTEMBER 30, 1996
                              -----------------------   -----------------------   ------------------------
                              FORM 10-Q   AS RESTATED   FORM 10-Q   AS RESTATED   FORM 10-Q    AS RESTATED
                              ---------   -----------   ---------   -----------   ----------   -----------
                                                             (IN THOUSANDS)
Net revenue.................  $332,549    $1,149,812    $360,398    $1,196,226    $1,182,015   $1,199,679
Income (loss) from
  continuing operations
  before income taxes.......   (21,435)        9,248      16,153        49,327      (207,168)    (207,719)
Income tax expense
  (benefit).................    (5,935)        6,496       6,129        16,926       (55,634)     (55,465)
Loss from discontinued
  operations................        --       (68,698)         --            --            --           --
Net income (loss)...........   (15,500)      (65,946)     10,024        32,401      (151,534)    (152,254)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements of the Company meeting the requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........    29
Consolidated Balance Sheets as of December 31, 1995 and
  1996......................................................    30
Consolidated Statements of Operations for the Years Ended
  December 31, 1994, 1995 and 1996..........................    31
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1994, 1995 and 1996..............    32
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1995 and 1996..........................    33
Notes to Consolidated Financial Statements..................    34

     Other financial statements and schedules required under regulation S-X are listed in Item 14(a)2 of this Annual Report on Form 10-K.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
MedPartners, Inc.

     We have audited the accompanying consolidated balance sheets of MedPartners, Inc. as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedPartners, Inc. at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Birmingham, Alabama
February 3, 1997

                               MEDPARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1995         1996
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   86,276   $  123,779
  Marketable securities.....................................      35,567           --
  Accounts receivable, less allowances for bad debts of
     $80,077 in 1995 and $120,350 in 1996...................     506,226      563,519
  Inventories...............................................     122,337      150,156
  Deferred tax assets, net..................................      95,026       52,479
  Income tax receivable.....................................          --        2,496
  Prepaid expenses and other current assets.................      40,216       54,689
                                                              ----------   ----------
     Total current assets...................................     885,648      947,118
Property and equipment, net.................................     458,780      505,060
Intangible assets, net......................................     370,960      659,202
Deferred tax asset, net.....................................          --       18,333
Other assets................................................      89,226      136,256
Net assets of discontinued operations.......................      36,300           --
                                                              ----------   ----------
     Total assets...........................................  $1,840,914   $2,265,969
                                                              ==========   ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  280,958   $  280,060
  Other accrued expenses and liabilities....................     220,086      375,618
  Accrued medical claims payable............................      52,434       93,043
  Notes payable.............................................      81,900           --
  Current portion of long-term debt.........................      15,640       28,084
                                                              ----------   ----------
     Total current liabilities..............................     651,018      776,805
Long-term debt, net of current portion......................     531,774      715,657
Other long-term liabilities.................................      42,053       34,010
Deferred tax liabilities, net...............................      23,995           --
Contingencies (Note 13)
Stockholders' equity:
  Common stock, $.001 par value; 400,000 shares authorized,
     issued -- 146,390 in 1995 and 165,281 in 1996..........         146          165
  Additional paid-in capital................................     477,362      788,636
  Notes receivable from stockholders........................      (1,930)      (1,665)
  Unrealized loss on marketable securities, net of taxes....          (7)          --
  Unamortized deferred compensation.........................      (2,682)          --
  Shares held in trust, 9,317 in 1995 and 1996..............    (150,200)    (150,200)
  Retained earnings.........................................     269,385      102,561
                                                              ----------   ----------
     Total stockholders' equity.............................     592,074      739,497
                                                              ----------   ----------
     Total liabilities and stockholders' equity.............  $1,840,914   $2,265,969
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                               MEDPARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1994          1995          1996
                                                          -----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Net revenue.............................................  $ 2,638,654   $ 3,583,377   $ 4,813,499
Operating expenses:
  Affiliated physician services.........................      433,758       657,826       980,429
  Outside medical expenses..............................      102,496       149,185       311,900
  Clinic expenses.......................................      433,091       705,369     1,040,629
  Non-clinic goods and services.........................    1,365,203     1,688,075     2,019,895
  General and administrative expenses...................      148,990       148,515       142,789
  Depreciation and amortization.........................       41,832        58,705        81,929
                                                          -----------   -----------   -----------
          Operating income..............................      113,284       175,702       235,928
Non-operating expenses:
  Net interest expense..................................       15,235        17,621        23,930
  Merger expenses.......................................           --        66,564       308,695
  Losses on investments.................................           --        86,600            --
  Other, net............................................         (143)         (192)       (1,569)
                                                          -----------   -----------   -----------
          Income (loss) from continuing operations
            before income taxes.........................       98,192         5,109       (95,128)
Income tax expense (benefit)............................       44,048       (15,792)       (5,297)
                                                          -----------   -----------   -----------
          Income (loss) from continuing operations......       54,144        20,901       (89,831)
Discontinued operations:
  Income (loss) from discontinued operations net of
     taxes of $18,000, $(72,100) and $(35,849) in 1994,
     1995 and 1996, respectively........................       25,902      (168,342)      (71,221)
  Net gains on sales of discontinued operations.........           --        31,814         2,523
                                                          -----------   -----------   -----------
          Income (loss) from discontinued operations....       25,902      (136,528)      (68,698)
                                                          -----------   -----------   -----------
Net income (loss).......................................  $    80,046   $  (115,627)  $  (158,529)
                                                          ===========   ===========   ===========
Earnings per common and common equivalent shares
  outstanding:
  Income (loss) from continuing operations..............  $      0.41   $      0.15   $     (0.58)
  Income (loss) from discontinued operations............         0.20         (0.97)        (0.44)
                                                          -----------   -----------   -----------
Net income (loss).......................................  $      0.61   $     (0.82)  $     (1.02)
                                                          ===========   ===========   ===========
Weighted average common and common equivalent shares
  outstanding...........................................      131,783       140,364       155,364
                                                          ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                               MEDPARTNERS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1994       1995       1996
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
COMMON STOCK:
  Balance, beginning of year................................  $    111   $    119   $    146
  Beginning balance of immaterial poolings of interests
     entities...............................................        --         --          6
  Common stock issued and capital contributions.............         8          9         10
  PPSI common stock issued during the two months ended
     December 31, 1995......................................        --         --          1
  Conversion of preferred stock.............................        --          7         --
  Stock issued in connection with acquisitions..............        --          2          2
  Contributions to employee benefit trust...................        --          9         --
                                                              --------   --------   --------
  Balance, end of year......................................       119        146        165
ADDITIONAL PAID-IN-CAPITAL:
  Balance, beginning of year................................   154,350    202,611    477,362
  Beginning balance of immaterial poolings of interests
     entities...............................................        --          2        620
  PPSI common stock issued during the two months ended
     December 31, 1995......................................        --         --        588
  Common stock issued and capital contributions.............    61,852     98,812    226,190
  Capital distributions.....................................   (18,743)   (30,970)        --
  Exercise of stock options.................................       802      1,124     43,996
  Deferred compensation on issuance of options..............     4,350         --         --
  Conversion of preferred stock.............................        --     19,994         --
  Stock issued in connection with acquisitions..............        --     35,598     39,880
  Contribution to employee benefit trust....................        --    150,191         --
                                                              --------   --------   --------
  Balance, end of year......................................   202,611    477,362    788,636
NOTES RECEIVABLE FROM STOCKHOLDERS:
  Balance, beginning of year................................    (2,396)    (2,349)    (1,930)
  Net change in notes receivable from stockholders..........        47        419        265
                                                              --------   --------   --------
  Balance, end of year......................................    (2,349)    (1,930)    (1,665)
UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES:
  Balance, beginning of year................................      (166)        14         (7)
  Unrealized gain (loss) on marketable securities, net of
     taxes..................................................       180        (21)         7
                                                              --------   --------   --------
  Balance, end of year......................................        14         (7)        --
UNAMORTIZED DEFERRED COMPENSATION:
  Balance, beginning of year................................        --     (3,552)    (2,682)
  Amortization of deferred compensation.....................       798        870      2,682
  Deferred compensation on issuance of options..............    (4,350)        --         --
                                                              --------   --------   --------
  Balance, end of year......................................    (3,552)    (2,682)        --
SHARES HELD IN TRUST:
  Balance, beginning of year................................        --         --   (150,200)
  Contribution to employee benefit trust....................        --   (150,200)        --
                                                              --------   --------   --------
  Balance, end of year......................................        --   (150,200)  (150,200)
RETAINED EARNINGS:
  Balance, beginning of year................................   324,677    396,994    269,385
  Beginning balance of immaterial poolings of interests
     entities...............................................        --       (308)      (238)
  Net income (loss).........................................    80,046   (115,627)  (158,529)
  Dividends and distributions paid..........................   (10,008)   (11,674)        --
  Pro forma tax provision of pooled entities................     2,279         --         --
  Net loss for two months ended December 31, 1995 for
     PPSI...................................................        --         --     (8,057)
                                                              --------   --------   --------
  Balance, end of year......................................   396,994    269,385    102,561
                                                              --------   --------   --------
          Total stockholders' equity........................  $593,837   $592,074   $739,497
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                               MEDPARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1994        1995        1996
                                                              ----------   ---------   ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM CONTINUING OPERATIONS:
Income (loss) from continuing operations....................  $   54,144   $  20,901   $ (89,831)
Adjustments for non-cash items:
  Depreciation and amortization.............................      41,832      58,705      81,929
  Provision (benefit) for deferred taxes....................      12,451     (69,273)    (37,350)
  Merger expenses...........................................          --      66,564     308,695
  Loss on sale of investments...............................          --      86,600          --
  Other.....................................................       6,755       1,683          94
Changes in operating assets and liabilities, net of effects
  of acquisitions...........................................     (71,622)    (12,384)   (103,704)
                                                              ----------   ---------   ---------
     Net cash and cash equivalents provided by continuing
       operations...........................................      43,560     152,796     159,833
Investing activities:
  Cash paid for merger expense..............................          --     (53,600)   (143,285)
  Net cash used to fund acquisitions........................    (126,697)   (205,051)   (157,396)
  Additions to intangibles..................................          --      (7,235)    (19,515)
  Purchase of property and equipment........................    (102,702)   (124,455)   (122,127)
  (Purchases) proceeds of marketable securities.............     (17,560)      1,636      27,558
  Other.....................................................      (1,305)        546          74
                                                              ----------   ---------   ---------
     Net cash and cash equivalents used in investing
       activities...........................................    (248,264)   (388,159)   (414,691)
Financing activities:
  Common stock issued and capital contributions.............     128,109      83,407     270,198
  Capital distributions.....................................     (21,045)    (37,771)         --
  Proceeds from debt........................................     267,563     156,728   1,781,498
  Repayment of debt.........................................     (35,188)    (85,546)  (1,647,866)
  Dividends and distributions paid..........................      (7,453)     (9,355)         --
  Other.....................................................          68          (3)        266
                                                              ----------   ---------   ---------
     Net cash and cash equivalents provided by financing
       activities...........................................     332,054     107,460     404,096
Cash flow from discontinued operations, net of divestiture
  proceeds..................................................    (180,000)    114,500    (115,835)
                                                              ----------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........     (52,650)    (13,403)     33,403
Cash and cash equivalents at beginning of year..............     152,329      99,679      87,081
Beginning cash and cash equivalents of immaterial poolings
  of interests entities.....................................          --          --       3,295
                                                              ----------   ---------   ---------
Cash and cash equivalents at end of year....................  $   99,679   $  86,276   $ 123,779
                                                              ==========   =========   =========
Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:
     Interest...............................................  $   18,241   $  33,294   $  41,860
                                                              ==========   =========   =========
     Income taxes...........................................  $   28,436   $  14,820   $ (21,351)
                                                              ==========   =========   =========

     Non-cash investing activities include notes and other obligations issued for acquisitions of $1.2 and $30.8 million in 1994 and 1995, respectively, and $123.6 million in notes and other securities received from divestitures in 1995. Non-cash financing activities include the issuance of $45.8 and $39.9 million of stock for acquisitions in 1995 and 1996, respectively.

          See accompanying notes to consolidated financial statements.

                               MEDPARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. ACCOUNTING POLICIES

  Description of Business

     MedPartners, Inc. (The "Original Predecessor") was incorporated in January 1993, and affiliated with its initial physician practice in November 1993. Mullikin Medical Enterprises, L.P. ("MME") was formed by the merger of several physician partnerships in 1994, and the original business was organized in 1957. MedPartners/Mullikin, Inc. was formed as a result of the November 1995 business combination between the Original Predecessor and MME. In February and September of 1996, MedPartners/Mullikin, Inc. combined with Pacific Physician Services, Inc. ("PPSI") and Caremark International Inc. ("Caremark"), respectively. These business combinations were accounted for as poolings of interests. The combined companies were renamed MedPartners, Inc. (herein referred to as the "Company" or "MedPartners") in conjunction with the business combination with Caremark. The financial information referred to in this discussion reflects the combined operations of these entities and several additional immaterial entities accounted for as poolings of interests.

     MedPartners is the largest physician practice management ("PPM") company in the United States. The Company develops, consolidates and manages integrated healthcare delivery systems. Through its network of affiliated group and independent practice association ("IPA") physicians, the Company provides primary and specialty healthcare services to prepaid enrollees and fee-for-service patients. The Company also operates one of the largest independent prescription benefit management ("PBM") programs in the United States and provides disease management services and therapies for patients with certain chronic conditions.

     The Company affiliates with physicians who are seeking the resources necessary to function effectively in healthcare markets that are evolving from fee-for-service to prepaid payor systems. The Company enhances clinic operations by centralizing administrative functions and introducing management tools, such as clinical guidelines, utilization review and outcome measurement. The Company provides affiliated physicians with access to capital and advanced management information systems. In addition, MedPartners contracts with health maintenance organizations and other third-party payors that compensate the Company and its affiliated physicians on a prepaid basis (collectively "HMOs"), hospitals and outside providers on behalf of its affiliated physicians. These relationships provide physicians with the opportunity to operate under a variety of payor arrangements and increase their patient flow.

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

     The Company also manages outpatient prescription drug benefit programs for clients throughout the United States, including corporations, insurance companies, unions, government employee groups and managed care organizations. The Company dispenses national prescriptions daily through four mail service pharmacies and manages patients' immediate prescription needs through a national network of retail pharmacies. The Company is in the process of integrating its PBM program with the PPM business by providing pharmaceutical services to the affiliated physicians, clinics and HMOs. The Company's disease management services are intended to meet the healthcare needs of individuals with chronic diseases or conditions. These services include the design, development and management of comprehensive programs that comprise drug therapies, physician support and patient education. The Company currently provides therapies and services for individuals with such conditions as hemophilia, growth disorders, immune deficiencies, genetic emphysema, cystic fibrosis and multiple sclerosis.

                               MEDPARTNERS, INC.

  Basis of Presentation

     The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Company and its wholly owned subsidiaries. Through the 20 to 40-year practice management agreements between the Company's wholly owned subsidiaries and the various professional corporations (PCs), the Company has assumed full responsibility for the operating expenses in return for the assignment of the revenue of the PCs. The Company believes it has, as opposed to affiliates of the Company, perpetual, unilateral control over the assets and operations of the various PCs, and notwithstanding the lack of technical majority ownership of the stock of such entities, consolidation of the various PCs is necessary to present fairly the financial position and results of operations of the Company because there exists a parent-subsidiary relationship by means other than record ownership of a majority of voting stock. Control by the Company is perpetual rather than temporary because of (i) the length of the original terms of the agreements,
(ii) the continuing investment of capital by the Company, (iii) the employment of the majority of the nonphysician personnel, and (iv) the nature of the services provided to the PCs by the Company. The Company's financial relationship with each practice offers the physicians access to capital, management expertise, sophisticated information systems, and managed care contracts. The Company's revenue is derived from medical services provided by physicians under the practice management agreements, which revenue has been assigned to the Company. During 1996, approximately 55% of physician services revenue was derived through contracts for prepaid healthcare with HMOs. The Company contracts directly with the HMOs to provide medical services to HMO enrollees who have chosen the Company's affiliated physicians, or, in some cases, physicians who are members of the Company's IPAs. The Company also contracts with hospitals to provide medical staff for various hospital departments. The Company's profitability depends on enhancing operating efficiency, expanding healthcare services provided, increasing market share and assisting affiliated physicians in managing the delivery of medical care.

  Nature of Physician Compensation Arrangements

     The Company compensates PCs with which it has contracted to provide healthcare services to the Company's clinics primarily under four basic arrangements. In all circumstances, the Company is responsible for the billing and collection of the revenue related to services provided at the Company's clinics as well as for paying all expenses of the clinic including physician compensation. The Company records all such revenue for services performed by the physicians at the clinics. In no instance is the Company paid a fixed fee to cover clinic operating expenses. The Company remains at risk for the expenses of the clinics operations. In the four types of arrangements described below, the Company is not sharing revenue with the PCs or its physician owners.

     Approximately 55% of the Company's revenues from physician practice management during 1996 was received under capitation arrangements. Under these arrangements, the Company contracts with licensed HMOs for a broad range of health care services and in turn subcontracts for the delivery of health care with hospitals, ancillary providers, and professional medical organizations, including PCs that are affiliated with the Company through management agreements. Pursuant to these arrangements the PC is paid on a per member per month basis by the Company. From this amount, the PC pays liability insurance premiums and compensates its physician owners. The PCs do not have the authority to participate in the negotiations of contracts with HMOs.

     Under the second type of arrangement, which represents approximately 20% of the Company's revenues from physician practice management during 1996, the Company pays the PC for the health care services provided at MedPartners' clinics at a negotiated fixed dollar amount. At the Company's sole discretion, the physicians are eligible to receive a bonus based on performance criteria and goals. The amount of the discretionary bonus is determined solely by the Company's management and is not directly correlated to clinic revenue and gross profit. In these arrangements, the Company is responsible for the billing and collection of all

                               MEDPARTNERS, INC.

revenues for the services provided at its clinics as well as paying all expenses, including physician compensation.

     Under the third type of arrangement, which represents approximately 16% of the Company's revenues from physician practice management during 1996, the PC is compensated on a negotiated fee-for-service basis for health care services performed at the Company's clinics. In these arrangements the Company bills and collects for all services rendered at its clinics and pays all expenses of the clinics, including physician compensation, which is based on the fee for service revenue generated at the clinics (which typically represents between 40 to 70 percent of the clinic's net revenues). Again, the Company is not reimbursed for the clinic expenses, rather it is responsible and at risk for all such expenses.

     Under the fourth type of arrangement, representing approximately 9% of the Company's revenues from physician practice management during 1996, the PC receives a salary plus bonus and a profit sharing payment of a percentage of clinic earnings net of certain expenses.

     The fee retained by the Company includes direct management expenses of operating the clinics plus additional amounts which reflect a portion or all of the residual equity interest in the clinics after payment of physician compensation (including discretionary bonuses, if any), other medical costs and management expenses. Under the four basic arrangements discussed above, these additional amounts (representing clinic earnings) retained by MedPartners take the following forms: (1) 100% of clinic earnings (as defined above); (2) 100% of clinic earnings; (3) 100% of clinic earnings; and (4) a variable percentage of the clinic's earnings (as defined above).

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts of all cash and cash equivalents approximate fair value.

  Marketable Securities

     Effective August 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and management's investment strategy, the Company's investments have been classified as available-for-sale.

     Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity unless a decline in value is judged other than temporary. When this is the case, unrealized losses are reflected in income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method.

                               MEDPARTNERS, INC.

  Inventories

     Inventories, which are primarily finished goods, consist of pharmaceutical drugs, medical equipment and supplies and are stated at the lower of cost (first-in, first-out method) or market.

  Property and Equipment

     Property and equipment are stated at cost, which for the used assets being acquired is usually determined by an independent appraisal. Depreciation of property and equipment is calculated using either the declining balance or the straight-line method over the shorter of the estimated useful lives of the assets or the term of the underlying leases. Estimated useful lives range from 3 to 10 years for equipment, 10 to 20 years for leasehold improvements and 10 to 40 years for buildings and improvements based on type and condition of assets. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized.

     Interest costs associated with the construction of certain capital assets are capitalized as part of the cost of those assets. Interest costs approximating $4.3 million were capitalized in 1996. The Company also capitalizes purchased and internally developed software costs to the extent they are expected to benefit future operations.

  Intangible Assets

     Excess of cost over fair value of assets acquired (goodwill) is being amortized using the straight-line method over terms of the related practice management agreements, generally 20 to 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill is reduced by the estimated shortfall of cash flows. Costs of obtaining practice management agreements are capitalized as incurred and are amortized using the straight-line method. These costs include all direct costs of obtaining such agreements, which include such items as filing fees, legal fees and travel and related development costs. The Company has elected to amortize these costs over a period not to exceed the term of the related practice management agreements. Other intangible assets include costs associated with obtaining long-term financing, which are being amortized, and included in interest expense, systematically over the terms of the related debt agreements.

  Restatement of Financial Statements

     The Company has merged with several entities during 1996 in transactions that were accounted for as poolings of interests. Accordingly, the financial statements for all periods prior to the effective dates of these mergers have been restated to include these entities (see Note 11).

  Income Taxes

     The Company is a corporation subject to federal and state income taxes. Deferred income taxes are provided for temporary differences between financial and income tax reporting relating primarily to net operating losses which must be carried forward to future periods for income tax reporting purposes.

     Prior to the poolings of interests noted previously, several entities were S Corporations and MME and related real estate entities were partnerships and were therefore not subject to federal and state income taxes. Pro forma income tax provisions are reflected in income tax expense in the consolidated statements of operations for 1994 to provide for additional federal and state income taxes which would have been incurred had these entities been taxed as C Corporations. The pro forma income tax expense included in 1994 operations was $2.3 million.

                               MEDPARTNERS, INC.

  Net Revenue

     Net revenue is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and are adjusted in future periods as final settlements are determined.

     During 1994, 1995 and 1996, approximately 6% of net revenue was received from governmental programs. Governmental programs pay physician services based on fee schedules which are determined by the related government agency.

     The Company has contracts with various managed care organizations to provide physician services based on negotiated fee schedules. Under various contracts with HMOs, capitation is received to cover all physicians and hospital services needed by the HMO members. Capitation payments are recognized as revenue on the accrual basis, and represents approximately 24%, 28% and 29% of the Company's total net revenue in 1994, 1995 and 1996, respectively. Liabilities for physician services provided and hospital services incurred are accrued in the month services are rendered. The provision for accrued claims payable, which represents the amount payable for services incurred by patients not yet paid, is validated by actuarial review. Management believes that the provision at December 31, 1996 is adequate to cover claims which will ultimately be paid.

  Reclassifications

     Certain prior-year balances have been reclassified to conform with the current year's presentation. Such reclassifications had no material effect on the previously reported consolidated financial position, results of operations or cash flows of the Company.

  Fiscal Year

     At January 1, 1996, PPSI changed its fiscal year-end from July 31 to December 31. Amounts consolidated for PPSI prior to January 1, 1996 were based on an October 31 year-end. As a result, the consolidated financial statements for the years ended December 31, 1994 and 1995 include the 12 months of operations of PPSI for the years ended October 31, 1994 and 1995.

  Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock-based compensation plans. The Company applies APB 25 and related interpretations in accounting for its plans because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Impairment of Long-Lived Assets

     Effective December 31, 1995, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Statement also addresses the accounting for long-lived assets that are expected to be disposed of. Statement 121 is applicable for most long-lived assets, identifiable intangibles and goodwill related to those assets; it does not apply to financial instruments and deferred taxes. Management has determined that long-lived assets are fairly stated in the accompanying balance sheets, and that no indicators

                               MEDPARTNERS, INC.

of impairment are present. In accordance with the new rules, the Company's prior year financial statements have not been restated to reflect the change in accounting principle.

2. DISCONTINUED OPERATIONS

     During 1995, Caremark divested several non-strategic businesses. In accordance with APB 30, which addresses the reporting for disposition of business segments, the Company's Consolidated Financial Statements present the operating results and net assets of discontinued operations separately from continuing operations. Prior periods have been restated to conform with this presentation.

     Effective March 31, 1995, Caremark sold its Clozaril(R) Patient Management System to Health Management, Inc. for $23.3 million in cash and notes. This business involved managing the care of schizophrenia patients nationwide through the distribution of the Clozaril drug and related testing services to monitor patients for potentially serious side effects. Net revenue of this business was $12.3 million for the three months ended March 31, 1995 and $84.0 million for the year ended December 31, 1994. The after-tax gain on disposition of this business was $11.1 million.

     Effective April 1, 1995, Caremark sold its home infusion business to Coram Healthcare Corporation ("Coram") for $309 million in cash and securities, subject to post-closing adjustments based on the net assets transferred. The sale included Caremark's home intravenous infusion therapy, women's health services and the Home Care Management System. Certain severance and legal obligations remained with Caremark (see Note 13). Net revenue of this business was $96.1 million for the period ended April 1, 1995 and $441.9 million for the year ended December 31, 1994. The after-tax loss on disposition of this business was $4.0 million. In 1995 net losses from this business reflected in discontinued operations include $154.8 million related to the legal settlement discussed in Note 13.

     Effective September 15, 1995, Caremark sold its Oncology management services business to Preferred Oncology Networks of America, Inc., for securities valued at $3.6 million. The business provides management services to single-specialty oncology practices. Net revenue of this business for the 1995 period up to the date of sale was $8.9 million and $29.4 million for the year ended December 1994. There was no after-tax gain or loss on the disposition.

     Effective December 1, 1995, Caremark sold its Caremark Orthopedic Services, Inc. subsidiary to HealthSouth Corporation for $127.0 million in cash, subject to post-closing adjustments. This business provides outpatient physical therapy and rehabilitation services. Net revenue of this business for the 1995 period up to the date of sale was $69.1 million and $55.8 million for the year ended December 31, 1994. The after-tax gain on disposition of this business was $24.7 million.

     Effective February 29, 1996, Caremark sold its Nephrology Services business to Total Renal Care, Inc. for $49.0 million in cash, subject to certain post-closing adjustments. The after-tax gain on disposition of this business, net of disposal costs, was $2.1 million, which was included in 1995 discontinued operations.

3. FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, investments in marketable and non-marketable securities and debt obligations. The carrying value of marketable and non-marketable securities, which approximated fair value, was $84.1 and $44.8 million at December 31, 1995 and 1996, respectively. The carrying value of debt obligations was $168.6 and $450.0 million at December 31, 1995 and 1996, respectively. The fair value of these obligations approximated $156.4 and $451.9 million at December 31, 1995 and 1996, respectively. The fair value of marketable securities is determined using market quotes and rates. The fair value of non-marketable securities are estimated based on information provided by these companies. The fair value of long-term debt has been estimated using market quotes.

                               MEDPARTNERS, INC.

     During 1995, the Company recorded a pre-tax charge to income of $86.6 million ($52.0 million after tax) to reflect unrealized losses on investments that were judged other than temporary.

     Interest expense totaled $21.8, $31.0 and $34.5 million in 1994, 1995 and 1996, respectively. Interest income totaled $6.6, $13.4 and $10.6 million in 1994, 1995 and 1996, respectively.

4. INTANGIBLE ASSETS

     Goodwill, which totaled $327.0 and $610.9 million at December 31, 1995 and 1996, respectively, represents the excess of consideration paid for companies acquired in purchase transactions over the fair value of net assets acquired. Also included in intangible assets for the years ended December 31, 1995 and 1996 were organizational costs of $20.3 and $23.1 million, respectively. As of December 31, 1995 and 1996, intangible assets, including goodwill, are stated net of accumulated amortization of $26.8 and $55.3 million, respectively.

5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1995       1996
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $ 38,498   $ 54,340
Buildings and leasehold improvements........................   191,937    184,817
Equipment...................................................   305,076    386,059
Construction in progress....................................    81,879     91,923
                                                              --------   --------
                                                               617,390    717,139
Less accumulated depreciation and amortization..............  (158,610)  (212,079)
                                                              --------   --------
                                                              $458,780   $505,060
                                                              ========   ========

     The net book value of capitalized lease property approximated $9.8 and $11.1 million at December 31, 1995 and 1996, respectively. Capitalized software costs included in construction in progress approximated $56.5 million at December 31, 1996, the majority of which was placed into service on January 1, 1997.

                               MEDPARTNERS, INC.

6. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1995       1996
                                                              --------   --------
                                                                (IN THOUSANDS)
Advances under Credit Facility, due 2001....................  $290,000   $213,000
6 7/8% Senior Notes due 2003, less unamortized discount of
  $0.4 million..............................................    99,600         --
Bonds Payable with interest at 7 3/8%, interest only paid
  semi-annually, due in 2006................................        --    450,000
Convertible subordinated debentures with interest at 5.50%,
  interest only paid semi-annually, due in 2003.............    69,000         --
Notes payable to physicians and stockholders in annual
  installments through 2001, interest rates ranging from 5%
  to 12%....................................................    15,329     14,118
Other long-term notes payable...............................    60,739     48,370
Capital lease obligations...................................    12,746     18,253
                                                              --------   --------
                                                               547,414    743,741
                                                              --------   --------
Less amounts due within one year............................   (15,640)   (28,084)
                                                              --------   --------
                                                              $531,774   $715,657
                                                              ========   ========

     The Company entered into a $1 billion Revolving Credit and Reimbursement Agreement (the "Credit Facility"), which became effective simultaneously with the closing of the Caremark acquisition on September 5, 1996, replacing its then existing credit facility. At the Company's option, pricing on the Credit Facility is based on either a debt to cash flow test or the Company's senior debt ratings. No principal is due on the facility until its maturity date of September 2001. As of December 31, 1996, there was $213 million outstanding under the facility. The rate approximated 6.5% at December 31, 1996. The Credit Facility contains affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios (including minimum net worth, minimum fixed charge coverage ratio, maximum indebtedness to cash flow), and set certain restrictions on investments, mergers and sales of assets. Additionally, the Company is required to obtain bank consent for acquisitions with an aggregate purchase price in excess of $75 million and which have more than half of the consideration paid in cash. The Credit Facility is unsecured but provides a negative pledge on substantially all assets of the Company. As of December 31, 1996, the Company was in compliance with the covenants in the Credit Facility.

     Effective October 8, 1996, the Company completed a $450 million Senior Note offering. The ten year notes carry a coupon rate of 7 3/8%. Interest on the notes is payable semi-annually on April 1 and October 1 of each year. The notes are not redeemable by the Company prior to maturity and are not entitled to the benefit of any mandatory sinking fund. The notes are general unsecured obligations of the Company, ranking senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future unsubordinated and unsecured obligations of the Company. The notes are effectively subordinated to all existing and future secured indebtedness of the Company and to all existing and future indebtedness and other liabilities of the Company's subsidiaries. Net proceeds from the note offering were used to reduce amounts under the Credit Facility.

     On October 30, 1996, the Company completed its tender offer for Caremark's $100 million 6 7/8% notes due August 15, 2003. Of the $100 million principal amount of such notes outstanding, approximately $99.9 million principal amount were tendered and purchased. The total consideration for each $1,000 principal amount of outstanding notes tendered was $1,017.72.

                               MEDPARTNERS, INC.

     The following is a schedule of principal maturities of long-term debt as of December 31, 1996.

                                                              (IN THOUSANDS)
                                                              --------------
1997........................................................     $ 30,093
1998........................................................       17,745
1999........................................................        7,924
2000........................................................        6,449
2001........................................................      215,674
Thereafter..................................................      469,984
Amounts representing interest and discounts.................       (4,128)
                                                                 --------
          Total.............................................     $743,741
                                                                 ========

     Operating Leases: Operating leases generally consist of short-term lease agreements for professional office space where the medical practices are located and administrative office space. These leases generally have five-year terms with renewal options. The following is a schedule of future minimum lease payments under noncancelable operating leases as of December 31, 1996.

                                                              (IN THOUSANDS)
                                                              --------------
1997........................................................     $ 76,481
1998........................................................       77,351
1999........................................................       60,837
2000........................................................       51,660
2001........................................................       43,734
Thereafter..................................................      170,794
                                                                 --------
          Total.............................................     $480,857
                                                                 ========

7. INCOME TAX EXPENSE

     At December 31, 1996, the Company had a cumulative net operating loss ("NOL") carryforward for federal income tax purposes of approximately $184 million available to reduce future amounts of taxable income. If not utilized to offset future taxable income, the net operating loss carryforwards will expire on various dates through 2011.

                               MEDPARTNERS, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1995      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Merger/acquisition costs..................................  $38,326   $51,696
  Bad debts.................................................   15,007    15,971
  Securities write-down.....................................   33,708        --
  Accrued and deferred compensation benefits................    6,780        --
  Accrued vacation..........................................       --     5,427
  NOL carryforward..........................................   23,970    72,484
  Alternative minimum tax credit carryforward...............       --    20,195
  Other.....................................................   17,273    29,190
                                                              -------   -------
Gross deferred tax assets...................................  135,064   194,963
Valuation allowance for deferred tax assets.................   (1,249)   (2,419)
Deferred tax liabilities
  State taxes...............................................    1,721     2,264
  Merger reserves...........................................       --     4,235
  Legal reserve.............................................   26,800     4,400
  Shared risk receivable....................................    7,182     7,135
  Securities write-down.....................................       --    13,449
  Excess tax depreciation...................................    2,974    30,363
  Goodwill..................................................    8,103     9,648
  Other amortization........................................       --    31,115
  Other.....................................................   16,004    19,123
                                                              -------   -------
Gross deferred tax liabilities..............................   62,784   121,732
                                                              -------   -------
Net deferred tax asset......................................  $71,031   $70,812
                                                              =======   =======

     Income tax expense (benefit) on continuing operations is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1994       1995       1996
                                                          -------   --------   --------
                                                                 (IN THOUSANDS)
Current:
  Federal...............................................  $24,580   $ 44,640   $ 28,205
  State.................................................    7,017      8,841      3,848
                                                          -------   --------   --------
                                                           31,597     53,481     32,053
Deferred:
  Federal...............................................   10,722    (59,602)   (31,125)
  State.................................................    1,729     (9,671)    (6,225)
                                                          -------   --------   --------
                                                           12,451    (69,273)   (37,350)
                                                          -------   --------   --------
                                                          $44,048   $(15,792)  $ (5,297)
                                                          =======   ========   ========

                               MEDPARTNERS, INC.

     The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1994       1995       1996
                                                          -------   --------   --------
                                                                 (IN THOUSANDS)
Federal tax at statutory rate...........................  $34,367   $  1,788   $(33,295)
Add (deduct):
  State income tax, net of federal tax benefit..........    5,284     (2,037)    (1,369)
  Increase (decrease) in valuation allowance............       --    (14,240)     1,170
  Non deductible merger expense.........................       --         --     24,786
  Other.................................................    4,397     (1,303)     3,411
                                                          -------   --------   --------
                                                          $44,048   $(15,792)  $ (5,297)
                                                          =======   ========   ========

8. CAPITALIZATION

     The Company's Third Restated Certificate of Incorporation provides that the Company may issue 9.5 million shares of Preferred Stock, par value $0.001 per share, .5 million shares of Series C Junior Participating Preferred Stock, par value $0.001 per share, and 400 million shares of Common Stock, par value $0.001 per share. As of December 31, 1996 no shares of the preferred stock were outstanding.

     On February 28, 1995, the Company completed an initial public offering of
5.1 million shares of its common stock. Gross and net proceeds of the offering were $65.8 million and $60.4 million, respectively. Proceeds of the offering were used to pay outstanding indebtedness under the bank credit facility. Net proceeds were also used to fund acquisitions of certain assets of physician practices, expansion of physician services, working capital and other general corporate purposes.

     On March 13, 1996, the Company completed a secondary public offering of 6.6 million shares of its common stock. The net proceeds of the offering were $194.0 million. Proceeds of the offering were used to pay outstanding indebtedness under the then existing credit facility. In April 1996, $69 million of the proceeds were used to repay PPSI's convertible subordinated debentures. The remainder of the net proceeds were used to fund acquisitions of certain assets of physician practices, expansion of physician services, working capital and other general corporate purposes.

9. STOCK BASED COMPENSATION PLANS

     The Company sponsors employee stock purchase plans that promote the sale of its common stock to employees. The purchase price to employees is the lower of 85% of the closing market price on the date of subscription or 85% of the closing market price on the date funds are actually used to purchase stock for employees. Under the plans the Company sold 743,117, 582,132 and 267,232 shares to employees in 1994, 1995 and 1996, respectively. The compensation cost for the stock purchase plan is included in the pro forma information below. Compensation cost is recognized for the fair value of the employee's purchase rights, which was estimated using the same valuation model and assumptions below with the exception of an expected purchase right expected life of 1 year. The weighted-average fair value of those purchase rights granted in 1995 and 1996 was $6.47 and $8.66, respectively.

     The Company offers participation in stock option plans to certain employees and individuals. All of the outstanding options under these plans were granted at 100% of the market value of the stock on the dates of grant. Awarded options typically vest and become exercisable in incremental installments over five years and expire no later than ten years and one day from the date of grant. The number of shares authorized under the various plans was 22.5 million as of December 31, 1996.

                               MEDPARTNERS, INC.

     The following table summarizes stock option activity for the indicated years:

                                                  1995                              1996
                                     -------------------------------   -------------------------------
                                                        WEIGHTED-                         WEIGHTED-
                                        OPTIONS          AVERAGE          OPTIONS          AVERAGE
                                     (IN THOUSANDS)   EXERCISE PRICE   (IN THOUSANDS)   EXERCISE PRICE
                                     --------------   --------------   --------------   --------------
Outstanding:
  Beginning of year................      13,895          $ 10.39           15,292          $ 13.73
  Granted..........................       5,681            19.19           11,641            19.26
  Exercised........................      (1,796)           (6.78)          (4,130)          (10.78)
  Canceled/expired.................      (2,488)          (12.55)          (5,841)          (24.04)
                                         ------                            ------
  End of year......................      15,292            13.73           16,962            14.69
Exercisable at end of year.........       4,926            13.66           11,611            13.75
Weighted-average fair value of
  options granted during the
  year.............................      $10.13                            $12.45

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                       OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                       ----------------------------------------------------   ---------------------------------
                          OPTIONS       WEIGHTED-AVERAGE                         OPTIONS
   EXERCISE PRICE       OUTSTANDING        REMAINING       WEIGHTED-AVERAGE    EXERCISABLE     WEIGHTED-AVERAGE
        RANGE           AT 12/31/96     CONTRACTUAL LIFE    EXERCISE PRICE     AT 12/31/96      EXERCISE PRICE
---------------------  --------------   ----------------   ----------------   --------------   ----------------
                       (IN THOUSANDS)       (YEARS)                           (IN THOUSANDS)
  under $12.00.......         547             7.28              $ 0.55               246            $ 0.57
  $12.00-$16.99......      13,933             7.93               14.31            10,758             13.71
  $17.00 and above...       2,482             9.57               19.89               607             19.74

     Under various plans, the Company has made grants of restricted common stock to provide incentive compensation to key employees. Restricted stock activity is summarized below:

                                                              1995        1996
                                                              ----        ----
                                                               (IN THOUSANDS)
Restricted stock outstanding:
  Beginning of year.........................................   320        278
  Granted...................................................   339          1
  Canceled..................................................   (26)        (6)
  Vested (free of restrictions).............................  (355)       (97)
                                                              ----        ---
  End of year...............................................   278        176
                                                              ====        ===

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method as described in Statement 123. The fair value for these options and employee purchase rights was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                               1995      1996
                                                              ------    ------
Risk-free interest rates....................................   6.16%     6.28%
Expected volatility.........................................    .431      .431
Expected option lives (years)...............................   5.6       5.6
Expected stock purchase lives (years).......................   1.0       1.0

                               MEDPARTNERS, INC.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the Company's net income and earnings per share would have been reduced to pro forma net income (loss) from continuing operations of $9.7 and $(134.6) million and pro forma net losses of $(126.8) and $(203.3) million for the years ended December 31, 1995 and 1996, respectively. Per share amounts would have been reduced to pro forma net income
(loss) from continuing operations of $0.07 and $(0.87) and pro forma net losses per share of $(0.90) and $(1.31) for the years ended December 31, 1995 and 1996, respectively.

10. ACQUISITIONS

     During the years ended December 31, 1994, 1995 and 1996, the Company, through its wholly-owned subsidiaries, acquired certain operating assets of various medical practices. Simultaneously with each medical practice acquisition, the Company entered into a practice management agreement which generally has a 20-40 year term. Pursuant to the practice management agreements, the Company manages all aspects of the affiliated practice other than the provision of medical services, which is controlled by the physician groups. For providing services under the practice management agreement, the physicians receive compensation which varies from practice to practice.

     In May 1995, Caremark entered into a long-term affiliation agreement with Friendly Hills HealthCare Network ("Friendly Hills"), an integrated health care delivery system headquartered in La Habra, California. Friendly Hills operates 18 medical offices and an acute care hospital. Caremark acquired substantially all of the assets of Friendly Hills for approximately $140 million and agreed to provide various management and administrative services. The transaction has been accounted for by the purchase method of accounting. The Company invested approximately $143.2 million in cash, stock and notes for other acquisitions in 1995.

     In January 1996, Caremark completed its agreement with CIGNA Healthcare of California, a managed healthcare subsidiary of CIGNA Corporation, to acquire substantially all of the assets of CIGNA Medical Group, CIGNA Healthcare's Los Angeles area staff model delivery system ("CIGNA") for approximately $80.4 million in cash. The transaction has been accounted for by the purchase method of accounting. During the year ended December 31, 1996, $157.4 million in cash and 2 million shares of stock valued at $39.9 million were given in exchange for the net assets of CIGNA and other entities. Results of operations would not have been materially different in 1994, 1995 and 1996 had these transactions occurred as of the beginning of the respective years.

     All of the aforementioned acquisitions have been accounted for by the purchase method of accounting. As such, operating results of acquired businesses are included in the Company's Consolidated Financial Statements as of their respective dates of acquisition.

                               MEDPARTNERS, INC.

11. MERGERS

     Effective February 22, 1996 and September 5, 1996, the Company merged with PPSI and Caremark, respectively, in transactions that were accounted for as poolings of interests. The Company exchanged 10,981,904 and 90,508,558 shares of its common stock for all of the outstanding common stock of PPSI and Caremark, respectively. During the year ended December 31, 1996, the Company also exchanged 11,296,786 shares of its common stock in additional transactions accounted for as poolings of interests. The Company's historical financial statements for all periods have been restated to include the results of all material transactions accounted for as poolings of interests.

                                                                         OTHER
                                                                        POOLINGS       COMBINED
                                MEDPARTNERS     PPSI      CAREMARK    OF INTERESTS   (AS REPORTED)
                                -----------   --------   ----------   ------------   -------------
                                                          (IN THOUSANDS)
Year ended December 31, 1994
  Net revenue.................  $  506,818    $308,226   $1,775,200     $ 48,410      $2,638,654
  Net (loss) income...........     (10,660)      7,598       80,400        2,708          80,046
Year ended December 31,1995
  Net revenue.................     742,388     411,132    2,374,300       55,557       3,583,377
  Net (loss) income...........      (9,717)     10,205     (116,300)         185        (115,627)
Year ended December 31, 1996
  Net revenue.................   1,071,819     410,102    3,203,512      128,066       4,813,499
  Net (loss) income...........    (141,680)    (10,464)      (3,359)      (3,026)       (158,529)

     Prior to its merger with the Company, PPSI reported on a fiscal year ending on July 31. The restated financial statements for all periods prior to and including December 31, 1995 are based on a combination of the Company's results for its December 31 fiscal year and an October 31 fiscal year for PPSI. Beginning January 1, 1996, PPSI adopted a December 31 fiscal year end; accordingly, all consolidated financial statements for periods after December 31, 1995 are based on a consolidation of all of the Company's subsidiaries on a December 31 year end. PPSI's historical results of operations for the two months ending December 31,1995 are not included in the Company's consolidated statements of operations or cash flows. An adjustment has been made to stockholders' equity as of January 1, 1996 to adjust for the effect of excluding PPSI's results of operations for the two months ending December 31, 1995. The following is a summary of operations and cash flow for the two months ending December 31, 1995 (in thousands):

Statement of Operations Data:
  Net revenue...............................................  $ 69,850
Operating expenses:
  Affiliated physician services.............................    32,600
  Outside medical expenses..................................    14,861
  Clinic expenses...........................................    26,034
  General and administrative expenses.......................     5,235
  Depreciation and amortization.............................     2,371
  Net interest expense......................................       426
  Loss on disposal of assets................................        41
                                                              --------
     Net operating expenses.................................    81,568
                                                              --------
  Loss before taxes.........................................   (11,718)
  Income tax benefit........................................    (3,661)
                                                              --------
  Net loss..................................................  $ (8,057)
                                                              ========

                               MEDPARTNERS, INC.

Statement of Cash Flow Data:
  Net cash used by operating activities.....................  $ (3,569)
  Net cash provided by investing activities.................     4,455
  Net cash used in financing activities.....................       (81)
                                                              --------
  Net increase in cash and cash equivalents.................  $    805
                                                              ========

     Included in pre-tax loss for the year ended December 31, 1996 are merger costs totaling $308.7 million. Approximately $32.5 and $251.3 million relate to the mergers with PPSI and Caremark, respectively. The components of this cost are as follows (in thousands):

Investment banking fees.....................................  $ 31,774
Professional fees...........................................    16,674
Other transaction costs.....................................    11,645
Transition and debt restructuring...........................    39,011
Severance costs for identified employees....................    56,948
Impairment of assets........................................    41,616
Abandonment of facilities...................................    15,921
Noncompatible technology....................................     9,498
Conforming of accounting policies...........................    23,728
Operational restructuring...................................    30,324
Other charges...............................................    31,556
                                                              --------
Total.......................................................  $308,695
                                                              ========

12. RETIREMENT SAVINGS PLAN

     Effective April 4, 1994, the Company adopted the MedPartners, Inc. and Subsidiaries Employee Retirement Savings Plan (the "Plan"). The Plan is a Code
Section 401(k) Plan which requires the attainment of age 21 and one year of service, with a minimum of 1,000 hours worked to become a participant in the Plan. Service for a predecessor employer will be considered for participation requirements in the Plan for all employees employed through acquisition activities. The Company, at its sole discretion, may contribute an amount which it designates as a qualified nonelective contribution. The Company made a required contribution of approximately 3% percent of non-key employee salaries for the Plan year ended December 31, 1996, however, no additional contributions are anticipated at this time. Company contributions are gradually vested over a six-year service period. The various entities that were acquired or merged into the Company during 1996 also had various employee retirement plans, that will or have been incorporated into the Company's Plan. Participants of Caremark's 401(k) Plan may contribute up to 12% of their annual compensation to the plan and Caremark matches the participants' contributions up to 3% of compensation. The expenses related to all plans during the years ended December 31, 1994, 1995 and 1996 were approximately $7.9 million, $6.0 million and $7.7 million, respectively.

     Caremark sponsored retirement plans for all qualifying domestic employees and certain employees in other countries. Benefits are typically based on years of service and the employee's compensation during five of the last 10 years of employment as defined by the plans. Caremark's funding policy is to make contributions that meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974, based on the projected unit credit actuarial cost method, and to limit such contributions to amounts currently deductible for federal income tax reporting purposes.

                               MEDPARTNERS, INC.

     The following table summarizes the components of net pension expense and related actuarial assumptions used at the January 1 valuation date for the respective years related to the Caremark sponsored defined benefit plan:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1994     1995     1996
                                                              ------   ------   ------
Assumptions:
  Discount rate.............................................    8.75%    7.25%    8.75%
  Increase in compensation levels...........................     5.0%     5.0%     5.0%
  Expected long-term return on assets.......................    10.5%     9.5%     9.5%
Components (in thousands):
  Service cost-benefits earned..............................  $4,600   $2,100   $3,024
  Interest cost on projected obligation.....................   2,300    2,200    2,635
  Actual return on assets...................................  (1,300)  (1,700)  (3,121)
  Net amortizations.........................................     700      100      698
  Deferred asset gain.......................................      --       --    1,233
Merger expenses:
  Special termination benefits..............................      --       --    4,675
  Curtailment loss..........................................      --       --      502
                                                              ------   ------   ------
  Net pension expense.......................................  $6,300   $2,700   $9,646
                                                              ======   ======   ======

     The following table presents the funded status of the Caremark plans, the net pension liability recognized in the consolidated balance sheets and related actuarial assumptions as of December 31:

                                                               1995       1996
                                                              -------    -------
Assumptions:
  Discount rate.............................................     7.25%      8.75%
  Increase in compensation levels...........................      5.0%       5.0%
Funded status and net pension liability (in thousands):
  Actuarial present value of benefit obligations:
     Vested benefits........................................  $22,200    $37,453
     Accumulated benefits...................................   25,000     41,141
     Effect of future salary increases......................    7,200         --
                                                              -------    -------
     Projected benefits.....................................   32,200     41,141
Less: plan assets at fair value(1)..........................   20,900     24,977
                                                              -------    -------
Projected benefit obligations in excess of plan assets......   11,300     16,164
Less: unrecognized net loss.................................   (4,800)        --
                                                              -------    -------
Net pension liability.......................................  $ 6,500    $16,164
                                                              =======    =======

---------------

(1) Primarily equity and fixed income securities.

13. CONTINGENCIES

     On September 11, 1995, Coram Healthcare Corporation ("Coram") filed a complaint in the San Francisco Superior Court against Caremark International Inc. and its subsidiary, Caremark Inc., and 50 unnamed individual defendants. The complaint, which arises from Caremark's sale to Coram of Caremark's home infusion therapy business in April 1995 for approximately $209.0 million in cash and $100.0 million in securities, alleges breach of the Asset Sale and Note Purchase Agreement, dated January 29, 1995, as amended on April 1, 1995, between Coram and Caremark, breach of related contracts, fraud, negligent

                               MEDPARTNERS, INC.

misrepresentation and a right to contractual indemnity. Requested relief in Coram's amended complaint includes specific performance, declaratory relief, injunctive relief and damages of $5.2 billion. Caremark filed counterclaims against Coram in this lawsuit and also filed a lawsuit in the United States District Court in Chicago claiming that Coram committed securities fraud in its sale to Caremark of its securities in connection with the sale of Caremark's home infusion business to Coram. The lawsuit filed in federal court in Chicago has been dismissed, and Caremark's appeal of the dismissal was argued on May 10, 1996 and is now under submission. Coram's lawsuit is currently in the discovery phase, with a scheduled trial date during the second quarter of 1997. In October 1996, Coram agreed to merge with Integrated Health Services, Inc. ("IHS"). In connection with the merger agreement, IHS and the Company have agreed to a settlement of the Coram litigation, contingent upon consummation of the proposed merger, expected to be completed sometime during the second quarter of 1997. Under the settlement proposal, the notes that are now payable by Coram to Caremark will be canceled and replaced with a new two-year note in the approximate principal amount of $57.5 million. Caremark had previously established a reserve for a portion of the $100 million in securities and, therefore, the terms of the new note will not require any additional charge against earnings by the Company.

     In March 1996, Caremark agreed to settle all disputes with a number of private payors. The settlements resulted in an after-tax charge of $42.3 million. These disputes related to businesses that were covered by Caremark's settlement with federal and state agencies in June 1995 discussed below. In addition, Caremark agreed to pay $23.3 million after-tax to cover the private payors' pre-settlement and settlement-related expenses. An after-tax charge for the above amounts has been recorded in first quarter 1996 discontinued operations. During the year ended December 31, 1996, Caremark paid $105.1 million, with an additional $3.3 million plus interest to be paid over the next six months, related to the settlements.

     In June 1995, Caremark agreed to settle an investigation of Caremark with the U.S. Department of Justice, the Office of the Inspector General of the U.S. Department of Health and Human Services, the Veterans Administration, the Federal Employees Health Benefits Program, the Civilian Health and Medical Program of the Uniformed Services and related state investigative agencies in all 50 states and the District of Columbia (the "OIG investigation"). Under the terms of the OIG Settlement, which covered allegations dating back to 1986, a subsidiary of Caremark pled guilty to two counts of mail fraud, one each in Minnesota and Ohio, resulting in the payment of civil penalties and criminal fines. The basis of these guilty pleas was Caremark's failure to provide certain information to CHAMPUS, FEHBP and federal funded healthcare benefit programs, concerning financial relationships between Caremark and a physician in each of Minnesota and Ohio. Caremark took an after-tax charge to discontinued operations of $154.8 million in 1995 for these settlement payments, costs to defend ongoing derivative, security and related lawsuits and other associated costs.

     The Company cannot determine at this time what costs may be incurred in connection with future disposition of nongovernmental claims or litigation. The Company does not believe that the above-referenced settlements will materially affect its ability to pursue its long-term business strategy. There can be no assurances, however, that additional costs, claims and damages will not occur or that the ultimate costs related to the settlements will not exceed estimates in the preceding paragraphs.

     In May 1996, three home infusion companies, purporting to represent a class consisting of all of Caremark's competitors in the alternate site infusion therapy industry, filed a complaint against Caremark International Inc., Caremark, Inc. and two other corporations in the United States District Court for the District of Hawaii alleging violations of the federal conspiracy laws, the antitrust laws and of California's unfair business practice statute. The complaint seeks unspecified treble damages, attorneys' fees and expenses. The Company intends to defend this case vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of this matter.

     In August and September 1994, stockholders, each purporting to represent a class, filed complaints against Caremark and certain officers and employees of Caremark in the United States District Court for the

                               MEDPARTNERS, INC.

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

     In late August 1994, certain patients of a physician who prescribed human growth hormone distributed by Caremark and the sponsor of a health insurance plan of one of those patients filed complaints against Caremark, employees of Caremark and others in the United States District Court for the District of Minnesota. Each complaint purported to be on behalf of a class and alleged violations of the federal mail and wire fraud statutes, the federal conspiracy statute and the state consumer fraud statute, as well as conspiracy to breach a fiduciary duty, negligence and fraud. Each complaint sought unspecified treble damages, and attorneys' fees and expenses. In July 1996, these plaintiffs also filed a separate lawsuit in the Minnesota State Court in the County of Hennepin against a subsidiary of Caremark purporting to be on behalf of a class and alleging all of the claims contained in the complaint filed with the Minnesota federal court other than the federal claims contained therein. The state complaint seeks unspecified damages, attorneys' fees and expenses and an award of punitive damages. In November 1996, in response to a motion by the plaintiffs, the Court dismissed the United States District Court cases without prejudice. In July 1995, another patient of the same physician filed a separate complaint in the District of South Dakota against the physician, Caremark and another corporation alleging violations of the federal laws prohibiting payment of remuneration to induce referral of Medicare and Medicaid beneficiaries, and the federal mail fraud and conspiracy statutes. The complaint also alleges the intentional infliction of emotional distress and seeks trebling of at least $15.9 million in general damages, attorneys' fees and costs, and an award of punitive damages. In August 1995, the parties to the case filed in South Dakota agreed to a stay of all proceedings until final judgment has been entered in a criminal case that is presently pending against this physician. The Company intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.

     Beginning in September 1994, Caremark was named as a defendant in a series of new lawsuits added to a pending group of actions (including a class action) brought in 1993 under the antitrust laws by local and chain retail pharmacies against brand name pharmaceutical manufacturers, wholesalers and prescription benefit managers other than Caremark. The new lawsuits, filed in federal district courts in at least 38 states (including the United States District Court for the Northern District of Illinois), allege that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the complaining retail pharmacies (approximately 3,900 in number). The complaints charge that certain defendant prescription benefit managers, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers, in violation of the Robinson-Patman Act. Each complaint seeks unspecified treble damages, declaratory and equitable relief, and attorneys' fees and expenses. All of these actions have been transferred by the Judicial Panel for Multidistrict Litigation to the United States District Court for the Northern District of Illinois for coordinated pretrial procedures. Caremark was not named in the class action. In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. On July 1, 1996, the district court directed entry of a partial final order in the class action approving an amended settlement with certain of pharmaceutical manufacturers. The amended settlement provides for a cash payment by the defendants in the class action (which does not include Caremark) of approximately $351.0 million to class

                               MEDPARTNERS, INC.

members in settlement of conspiracy claims as well as a commitment from the settling manufacturers to abide by certain injunctive provisions. All class action claims against non-settling manufacturers as well as all opt out and other claims generally, including all Robinson-Patman Act claims against Caremark, remain unaffected by the settlement. The district court also certified to the court of appeals for interlocutory review certain orders relating to non-settled conspiracy claims against the pharmaceuticals manufacturers and wholesalers. These interlocutory orders do not relate to any of the claims brought against Caremark. The Company intends to defend these cases vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of the Company, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of the Company.

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

     In May 1996, two stockholders, each purporting to represent a class, filed complaints against Caremark and each of its directors in the Court of Chancery of the State of Delaware alleging breaches of the directors' fiduciary duty in connection with Caremark's then proposed merger with the Company. The complaints seek unspecified damages, injunctive relief, and attorneys' fees and expenses. The plaintiffs in these actions have made no effort to pursue these claims and the Company does not believe that these complaints will have a material adverse effect on the operating results and financial condition of the Company.

     Although the Company cannot predict with certainty the outcome of proceedings described above, based on information currently available, management believes that the ultimate resolution of such proceedings, individually and in the aggregate, is not likely to have a material adverse effect on the Company.

     The Company is party to various other commitments, claims and routine litigation arising in the ordinary course of business. Management does not believe that the result of such commitments, claims and litigation, individually or in the aggregate, will have a material adverse effect on the Company's business or its results of operations, cash flows or financial condition.

14. SUBSEQUENT EVENTS

     On January 20, 1997, the Company agreed to merge with InPhyNet Medical Management Inc. ("InPhyNet"), a provider of hospital based physician services headquartered in the Ft. Lauderdale area. In 1996, InPhyNet provided physician practice management services at 188 service sites in 26 states with hospital-based services and capitated networks. The consideration for this transaction is based on a fixed exchange ratio of 1.311 shares of MedPartners common stock for each share of InPhyNet common stock. Based on this ratio, approximately 22 million shares of the Company's common stock will be issued in exchange for all outstanding shares of InPhyNet common stock, valuing the transaction at approximately $493 million. The transaction is expected to be accounted for as a pooling of interests and is expected to close during the first six months of 1997.

                               MEDPARTNERS, INC.

     The pro forma effect on the consolidated statement of operations of the Company had the transaction occurred on January 1, 1994 is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1994         1995         1996
                                                     ----------   ----------   ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE
                                                                    DATA)
Net revenue........................................  $2,909,024   $3,908,717   $5,222,019
Pro forma net income (loss)........................      89,412     (104,339)    (141,837)
Pro forma net income (loss) per share..............        0.60        (0.65)       (0.80)
Number of shares used in pro forma net income
  (loss) per share calculations....................     148,437      160,079      176,368

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not changed independent accountants within the twenty-four months prior to December 31, 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information about the executive officers and directors of the Company:

                    NAME                      AGE               POSITION WITH THE COMPANY
                    ----                      ---               -------------------------
Larry R. House..............................  53    Chairman of Board, President and Chief Executive
                                                      Officer and Director
Mark L. Wagar...............................  45    President -- Western Operations
John J. Gannon..............................  58    President -- Eastern Operations
James G. Connelly, III......................  51    President -- Caremark
H. Lynn Massingale, M.D.....................  44    President -- Team Health
Harold O. Knight, Jr........................  38    Executive Vice President and Chief Financial
                                                      Officer
Tracy P. Thrasher...........................  34    Executive Vice President and Corporate Secretary
William R. Dexheimer........................  40    Executive Vice President and Chief Operating
                                                      Officer -- East
J. Rodney Seay..............................  49    Executive Vice President of Mergers and
                                                      Acquisitions
J. Brooke Johnston, Jr......................  57    Senior Vice President and General Counsel
Peter J. Clemens, IV........................  32    Vice President of Finance and Treasurer
Richard M. Scrushy..........................  44    Director
Larry D. Striplin, Jr.......................  67    Director
Charles W. Newhall III(1)...................  52    Director
Ted H. McCourtney(2)........................  58    Director
Walter T. Mullikin, M.D.....................  79    Director
John S. McDonald, J.D.(1)...................  64    Director
Rosalio J. Lopez, M.D.(2)...................  44    Director
Richard J. Kramer...........................  54    Director
C.A. Lance Piccolo..........................  56    Director
Roger L. Headrick(1)........................  60    Director
Thomas W. Hodson(2).........................  50    Director
Harry M. Jansen Kraemer, Jr.................  42    Director

---------------

(1) Member of the Compensation Committee
(2) Member of the Audit Committee

     Larry R. House has been President and Chief Executive Officer of the Company since August 1993, and has been Chairman of the Board since January 1993. From 1985 to 1992, he was Chief Operating Officer of HEALTHSOUTH Rehabilitation Corporation, now HEALTHSOUTH Corporation ("HEALTHSOUTH"). From 1992 to 1993, Mr. House was President of HEALTHSOUTH International, Inc. Mr. House is a member of the Board of Directors of each of HEALTHSOUTH, Capstone Capital Corporation, a publicly traded real estate investment trust ("Capstone"), the American Sports Medicine Institute, UAB Research Foundation and Monitor MedX.

     Mark L. Wagar has been President -- Western Operations of the Company since January 1996. From January 1995 through December 1995, Mr. Wagar was Chief Operating Officer of MME. From March 1994 to December 1994, he was the President of CIGNA HealthCare of California, a healthcare plan serving enrollees in California, Oregon and Washington, from January 1993 through February 1994, was a Vice President of CIGNA HealthCare of California, an HMO. From November 1989 to December 1992, he was the President of Managed Care Partners, Inc., a private consulting management company specializing in managed care services. He has been involved in healthcare management for over 20 years, including 10 years in managed care companies.

     John J. Gannon has been President -- Eastern Operations of the Company since July 1996. For 23 years, Mr. Gannon was a Partner with KPMG Peat Marwick. His most recent position with KPMG was that of National Partner-in-Charge of Strategy and Marketing, Healthcare and Life Sciences. He served as one of the firm's designated industry review specialists for healthcare financial feasibility studies.

     James G. Connelly, III has been President and Chief Operating Officer of Caremark since August 1992. Mr. Connelly was the President of a subsidiary of Caremark from April 1992 to November 1992. From May 1990 to November 1992, Mr. Connelly was a Group Vice President of Baxter International Inc., a publicly traded company that is a leading manufacturer and marketer of healthcare products and services ("Baxter"). Prior to 1990, he was a Corporate Vice President of Baxter, responsible for its hospital supply business group. Mr. Connelly also serves as a director of Boise Cascade Office Products Corporation, a publicly traded company.

     H. Lynn Massingale, M.D. has been President of Team Health since its formation in March 1994. Dr. Massingale has served as President of Southeastern Emergency Physicians, Inc., a subsidiary of Team Health, since 1981. A graduate of the University of Tennessee Center for Health Sciences in Memphis, Dr. Massingale is certified by the National Board of Medical Examiners, Tennessee Board of Medical Examiners and American Board of Emergency Medicine. Dr. Massingale's professional memberships include the Knoxville Academy of Medicine, Tennessee Medical Association, American Medical Association and American College of Emergency Physicians.

     Harold O. Knight, Jr. has been Executive Vice President and Chief Financial Officer of the Company since November 1994. Mr. Knight was Senior Vice President of Finance and Treasurer of the Company from August 1993 to November 1994, and from March 1993 to August 1993, Mr. Knight served as Vice President of Finance of the Company. From 1980 to 1993, Mr. Knight was with Ernst & Young LLP, most recently as Senior Manager. Mr. Knight is a member of the Alabama Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

     Tracy P. Thrasher has been Executive Vice President of the Company since November 1994 and has been Corporate Secretary since March 1994. Ms. Thrasher was Senior Vice President of Administration from March 1994 to November 1994, and from January 1993 to March 1994, she served as Corporate Comptroller and Vice President of Development. From 1990 to 1993, Ms. Thrasher was the Audit and Health Care Management Advisory Service Manager with Burton, Canady, Moore & Carr, P.C., independent public accountants. Ms. Thrasher began her career with Ernst & Young LLP in 1985, and became a certified public accountant in 1986.

     William R. Dexheimer has been Executive Vice President and Chief Operating Officer -- East of the Company since August 1993. From 1989 to 1993, Mr. Dexheimer was a principal stockholder and Chief Executive Officer of Strategic Health Resources of the South, Inc., a healthcare development and consulting firm. From 1986 to 1989, Mr. Dexheimer was employed by AMI Brookwood Medical Center as Senior Vice President of Development and Chief Executive Officer of AMI Brookwood Primary Care Centers, Inc.

     J. Rodney Seay has been Executive Vice President of Mergers and Acquisitions of the Company since April 1995. From August 1993 to April 1995, he served as Executive Vice President of Development of the Company. Mr. Seay was also Secretary of the Company from August 1993 to March 1994. From 1992 to 1993, he was Vice President of Finance of HEALTHSOUTH. From 1988 to 1992, Mr. Seay was a Senior Manager with KPMG Peat Marwick. From 1982 to 1988, he served as Chief Executive Officer of Medical Data Services, a physician practice management company with over 650 employees and over 1,500 physician clients.

     J. Brooke Johnston, Jr. has been Senior Vice President and General Counsel of the Company since April 1996. Prior to that, Mr. Johnston was a senior principal of the law firm of Haskell Slaughter Young & Johnston, Professional Association, Birmingham, Alabama, where he practiced corporate and securities law for over seventeen years. Prior to that Mr. Johnston was engaged in the practice of law in New York, New York and at another firm in Birmingham. Mr. Johnston is a member of the Alabama State Bar and the New York and American Bar Associations. Mr. Johnston is a member of the Board of Directors of United Leisure Corporation, a publicly traded leisure time services company.

     Peter J. Clemens, IV has been Vice President of Finance and Treasurer of the Company since April 1995. From 1991 to 1995, Mr. Clemens worked in Corporate Banking with Wachovia Bank of Georgia, N.A. Mr. Clemens began his career with AmSouth Bank, N.A. in 1987, and received a Masters Degree in Business Administration from Vanderbilt University in 1991.

     Richard M. Scrushy has been a member of the Company's Board of Directors since January 1993. Since 1984, Mr. Scrushy has been Chairman of the Board and Chief Executive Officer of HEALTHSOUTH. Mr. Scrushy is also a member of the Board of Directors of Capstone.

     Larry D. Striplin, Jr. has been a member of the Company's Board of Directors since January 1993. Since December 1995, Mr. Striplin has been the Chairman and Chief Executive Officer of Nelson-Brantley Glass Contractors, Inc. and Chairman and Chief Executive Officer of Clearview Properties, Inc. Until December 1995, Mr. Striplin had been Chairman of the Board and Chief Executive Officer of Circle "S" Industries, Inc., a privately owned bonding wire manufacturer. Mr. Striplin is a member of the Board of Directors of Kulicke & Suffa, Inc., a publicly traded manufacturer of electronic equipment, and of Capstone.

     Charles W. Newhall, III has been a member of the Company's Board of Directors since September 1993. He has been a general partner of New Enterprise Associates, a venture capital firm, since 1978. Mr. Newhall is a member of the Board of Directors of HEALTHSOUTH, Integrated Health Services, Inc. and OPTA Food Ingredients, Inc., all publicly traded companies. He is founder and Chairman of the Mid-Atlantic Venture Association, which was organized in 1988.

     Ted H. McCourtney has been a member of the Company's Board of Directors since August 1993. He has been a general partner of Venrock Associates, a venture capital firm, since 1970. Mr. McCourtney is a member of the Board of Directors of Cellular Communications, Inc., Cellular Communications of Puerto Rico, Inc., Cellular Communications International, Inc., International CabelTel Incorporated, SBSF, Inc. and Structural Dynamics Research Corporation, each of which is publicly traded.

     Walter T. Mullikin, M.D., a surgeon, has been a member of the Company's Board of Directors since November 1995. Dr. Mullikin was Chairman of the Board of the general partner of MME from 1989 to 1995. He founded Pioneer Hospital and the predecessors to MME's principal professional corporation in 1957. He was also the Chairman of the Board, President and a shareholder of Mullikin Independent Practice Association ("MIPA"), until November 1995. Dr. Mullikin is a member of the Board of Directors of Health Net, a publicly traded HMO, and was one of the founders and a past chairman of the Unified Medical Group Association.

     John S. McDonald, J.D. has been a member of the Company's Board of Directors since November 1995. Mr. McDonald was the Chief Executive Officer of the general partner of MME from March 1994 to 1995, and he was an executive of Pioneer Hospital and their related entities since 1967. Mr. McDonald was also a director, the Secretary and a shareholder of MME's general partner. Mr. McDonald is on the Board of Directors of the Truck Insurance Exchange and is a past president of the Unified Medical Group Association.

     Rosalio J. Lopez, M.D. has been a member of the Company's Board of Directors since November 1995. Mr. Lopez had been a director of the general partner of MME since 1989. Dr. Lopez joined MME's principal professional corporation in 1984 and serves as the Chairman of its Medical Council and Family Practice and Managed Care committees. He also acted as a director and a Vice President of MME's principal professional corporation. He is also a director and shareholder of MIPA.

     Richard J. Kramer has been a member of the Company's Board of Directors since November 1995. Mr. Kramer is President/Chief Executive Officer and a director of Catholic Healthcare West ("CHW"). Before joining CHW in September 1989, Mr. Kramer served as the Executive Vice President of LifeSpan, Inc., a multi-hospital/healthcare system headquartered in Minneapolis, which he joined in 1971, serving in a variety of capacities, including Vice President of Planning and Marketing and administrator for Abbott-Northwestern Hospital. Mr. Kramer is currently a member of the Board of Directors of the California Association of Hospitals and Health Systems and the Hospital Council of Northern and Central California, the Board of Directors of the California Chamber of Commerce, the Governing Council of the American Hospital Association Section on Health Systems and the House of Delegates of the American Hospital Association, the Advisory Council for the Center for Clinical Integration and the Board of Directors of the Alumni Association of the University of Minnesota Program in Health Care Administration.

     C.A. Lance Piccolo has been Vice Chairman of the Company's Board of Directors since September 1996. From August 1992 to September 1996, he was Chairman of the Board of Directors and Chief Executive Officer of Caremark. From 1987 until November 1992, Mr. Piccolo was an Executive Vice President of Baxter and from 1988 until November 1992, he served as a director of Baxter. Mr. Piccolo also serves as a director of Crompton & Knowles Corporation ("CKC") and Baxter, each of which is publicly traded.

     Roger L. Headrick has been a member of the Company's Board of Directors since September 1996 and has been President and Chief Executive Officer of the Minnesota Vikings Football Club since 1991. Additionally, since June 1989, Mr. Headrick has been President and Chief Executive Officer of ProtaTek International, Inc., a bio-process and biotechnology company that develops and manufactures animal vaccines. Prior to 1989, he was Executive Vice President and Chief Financial Officer of The Pillsbury Company, a food manufacturing and processing company. Mr. Headrick also serves as a director of CKC.

     Thomas W. Hodson has been a member of the Company's Board of Directors since September 1996, and was the Senior Vice President and Chief Financial Officer of Caremark from August 1992 until September 1996. Mr. Hodson was a Group Vice President of Baxter, from April 1992 to November 1992, and from 1990 to 1992 he was a Senior Vice President of Baxter responsible for financial relations, strategic planning, acquisitions and divestitures and corporate communications. From 1988 to 1990, Mr. Hodson was a corporate vice president of Baxter. Mr. Hodson also serves as a director of APACHE Medical Systems, Inc., a publicly traded provider of clinically-based decision support information systems to the healthcare industry.

     Harry M. Jansen Kraemer, Jr. has been a member of the Company's Board of Directors since September 1996, and is a Vice President and Chief Financial Officer of Baxter, having served in that capacity since November 1993. He was promoted to Baxter's three-member Office of the Chief Executive in June 1995, and appointed to Baxter's Board of Directors in November 1995. In addition to his duties as its chief financial officer he is responsible for Baxter's Global Hospital Business, Global Renal Business, and the Baxter Japan subsidiary. Mr. Kraemer has been an employee of Baxter since 1982 serving in a variety of positions, including Vice President, Group Controller for Baxter's hospital and alternate-site businesses, president of Baxter's Hospitex Division and Vice President Finance and Operations for Baxter's global-business group.

     The executive employment agreement of Mr. House requires that he be nominated as a director during the term of the employment agreement. Drs. Mullikin and Lopez and Messrs. McDonald and Kramer initially became members of the Board of Directors in connection with the acquisition of MME, and Messrs. Piccolo, Headrick, Hodson and Kraemer became members of the Board of Directors in connection with the Caremark Acquisition, where it was agreed that at least four members of the Company's thirteen member Board of Directors would be designated by Caremark to serve for a three-year period. There are no family relationships between any Directors, nominees for director or executive officers of the Company. The Board of Directors of the Company held a total of eight meetings and acted by unanimous written consent nine times during 1996.

CLASSIFIED BOARD OF DIRECTORS

     Pursuant to the terms of the Company's Certificate of Incorporation and Bylaws, the Board of Directors is divided into three classes, with each class being as nearly equal in number as reasonably possible. One class holds office for a term that will expire at the Annual Meeting of Stockholders to be held in 1997, a second class holds office for a term that will expire at the Annual Meeting of Stockholders to be held in 1998 and a third class holds office for a term that will expire at the Annual Meeting of Stockholders to be held in 1999. Each director holds office for the term to which he is elected and until his successors is duly elected and qualified. At each annual meeting of stockholders of the Company, the successors to the class of directors whose terms expire at such meeting are elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. Messrs. Scrushy, McCourtney and Piccolo and Dr. Lopez have terms expiring in 1997, Messrs. House, McDonald, Kramer, Newhall and Headrick have terms expiring in 1998, and Messrs. Striplin, Kraemer and Hodson and Dr. Mullikin have terms expiring in 1999. The Company's Board of Directors elect officers annually and such officers serve at the discretion of the Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors of the Company currently has two committees: the Audit Committee and the Compensation Committee.

     The Audit Committee has the responsibility for reviewing and supervising the financial controls of the Company. The Audit Committee makes recommendations to the Board of Directors of the Company with respect to the Company's financial statements and the appointment of independent auditors, reviews significant audit and accounting policies and practices, meets with the Company's independent public accountants concerning, among other things, the scope of audits and reports, and reviews the performance of overall accounting and financial controls of the Company. The Audit Committee consists of Messrs. McCourtney and Hodson and Dr. Lopez. During 1996, there were three meetings of the Audit Committee.

     The Compensation Committee has the responsibility for reviewing the performance of the officers of the Company and recommending to the Board of Directors of the Company's annual salary and bonus amounts for all officers of the Company. The Compensation Committee also administers the Company's 1993 Stock Option Plan, 1995 Stock Option Plan, MedPartners Incentive Compensation Plan and the MedPartners 1997 Long Term Incentive Compensation Plan. The Compensation Committee consists of Messrs. Newhall, McDonald and Headrick. During 1996, there were two meetings of the Compensation Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by regulations promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that during 1996, all of its officers, directors and greater-than-10% beneficial owners complied with Section 16(a) filing requirements to them, except that Harold O. Knight, Jr. filed a Form 4 due March 10, 1996 late as a result of an exchange of shares of MedPartners Common Stock by operation of law, and John J. Gannon filed his Form 3 late as a result of a difficult travel schedule.

ITEM 11.  EXECUTIVE COMPENSATION.

     Executive Officer Compensation. The following table presents certain information concerning compensation paid or accrued for services rendered to the Company in all capacities during the years ended December 31, 1996, 1995 and 1994, for the Chief Executive Officer and the four other most highly compensated executive officers of the Company whose total annual salary and bonus in the last fiscal year exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                ANNUAL COMPENSATION             COMPENSATION
                                       --------------------------------------      AWARDS
                                                                    OTHER       ------------
                                                                    ANNUAL       SECURITIES     ALL OTHER
      NAME AND PRINCIPAL                                         COMPENSATION    UNDERLYING    COMPENSATION
        POSITION HELD           YEAR   SALARY ($)   BONUS ($)       ($)(1)      OPTIONS (#)        ($)
      ------------------        ----   ----------   ----------   ------------   ------------   ------------
Larry R. House(2).............  1996    $717,852    $1,786,429           --      2,700,000(6)   $  25,000(8)
  Chairman of the Board,        1995     349,908       600,000           --        828,000         28,335
  President and Chief
     Executive                  1994     335,000            --           --        457,000         25,474
  Officer
Mark L. Wagar(3)..............  1996     350,002       317,174           --        700,000(7)      25,750(8)
  President -- Western
     Operations                 1995     346,601            --           --        250,000         30,485
James G. Connelly, III(4).....  1996     383,852     2,827,968(5)   $ 74,400       230,000        405,996(8)
  President -- Caremark
Kristen E. Gibney(4)..........  1996     330,147     2,153,582(5)    620,200       175,000        427,566(8)
  Vice President -- Caremark
Michelle J. Hooper(4).........  1996     253,641     1,318,713(5)         --       100,000        184,448(8)
  Vice President -- Caremark

---------------

 (1) Dollar value of perquisites and other benefits were less than the lesser of $50,000 or 10% of total salary and bonus for each Named Executive Officer.
 (2) Pursuant to a reimbursement agreement, the Company paid HEALTHSOUTH the sum of $150,195 as reimbursement for services rendered by Mr. House from January 1, 1994 to August 31, 1994, when the agreement terminated. See
     "-- Compensation Committee Interlocks and Insider Participation".
 (3) Mr. Wagar commenced employment on January 1, 1995.
 (4) These Named Executive Officers commenced employment on September 5, 1996, at the time of the Caremark Acquisition but the table includes all compensation paid to them in 1996.
 (5) Bonuses for these Named Executive Officers include the following amounts:
     Mr. Connelly -- $2,707,968 retention bonus; Ms. Gibney -- $1,962,174 retention bonus, and $55,800 restricted stock option; Ms.
     Hooper -- $1,127,305 retention bonus, and $55,800 restricted stock option.
 (6) Includes 500,000 options originally granted in 1995 and repriced in 1996, and 600,000 options granted in 1996 but effectively cancelled by subsequent repricing.
 (7) Includes 250,000 options originally granted in 1995 and repriced in 1996, and 150,000 options granted in 1996 but effectively cancelled by subsequent repricing.
 (8) Other compensation shown for the Named Executive Officers in 1996 includes contributions by the Company in the following amounts: Mr. House -- $25,750 split dollar life insurance; Mr. Wagar -- $25,000 split dollar life insurance, and $750 401k plan; Mr. Connelly -- $10,357 split dollar life insurance, $21,946 401k plan, and $373,693 non-qualified pension plan; Ms. Hooper -- $2,994 split dollar life insurance, $15,384 401k plan, and $166,070 non-qualified pension plan; and Ms. Gibney -- $4,916 split dollar life insurance, $17,919 401k plan, and $404,731 non-qualified pension plan.

     Option Grants in 1996. The following table contains information concerning the grant of stock options under the Stock Option Plans (as defined below) to the Named Executive Officers in 1996:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                               POTENTIAL REALIZABLE
                                                                                                 VALUE AT ASSUMED
                                                 INDIVIDUAL GRANTS                                 ANNUAL RATES
                          ----------------------------------------------------------------        OF STOCK PRICE
                              NUMBER OF        PERCENT OF TOTAL                                  APPRECIATION FOR
                              SECURITIES       OPTIONS GRANTED    EXERCISE OR                     OPTION TERM(2)
                          UNDERLYING OPTIONS     TO EMPLOYEES     BASE PRICE    EXPIRATION   -------------------------
NAME                        GRANTED (#)(1)      IN FISCAL YEAR      ($/SH)         DATE        5% ($)        10% ($)
----                      ------------------   ----------------   -----------   ----------   -----------   -----------
Larry R. House..........        500,000(3)(4)         4.4%          $16.625      11/21/05    $ 4,791,434   $11,911,841
                                600,000(3)(5)         5.3            25.759       4/10/06
                                                                                               9,716,422    24,623,321
                                600,000(3)(6)         5.3            16.625       4/10/06
                                                                                               6,046,764    15,197,843
                              1,000,000(3)            8.9            16.625       7/24/06
                                                                                              10,455,373    26,495,968
Mark L. Wagar...........        150,000(4)            1.3%          $16.625      11/29/05    $ 1,441,636   $ 3,586,240
                                100,000(3)(4)         0.9            16.625      11/29/05
                                                                                                 961,091     2,390,827
                                150,000(5)            1.3            25.750       4/10/06
                                                                                               2,429,105     6,155,830
                                150,000(6)            1.3            16.625       4/10/06
                                                                                               1,511,691     3,799,461
                                150,000               1.3            16.625       7/24/06
                                                                                               1,568,306     3,974,395
James G. Connelly,                                                                           $ 2,874,835   $ 7,285,395
  III...................        230,000               2.0%          $19.875        9/5/06
Kristen E. Gibney.......        175,000               1.6%          $19.875        9/5/06    $ 2,187,374   $ 5,543,235
Michele J. Hooper.......        100,000               0.9%          $19.875        9/5/06    $ 1,249,928   $ 3,167,563

---------------

(1) The vesting of each option is cumulative and no vested portion expires until the expiration of the option. Unless otherwise noted, options vest at the rate of 20% per year over a 5-year period beginning on the original grant date.
(2) The potential realizable value is calculated based on the term of the option at its time of grant (10 years) or its time of repricing (remaining term), as applicable. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.
(3) These options are 100% vested.
(4) These options were originally granted in 1995, but were repriced in 1996. See "Repricing of Outstanding Options".
(5) These options were granted in 1996, but were effectively cancelled by subsequent repricing. See "Repricing of Outstanding Options".
(6) These options are the repriced options that effectively replaced options granted earlier in 1996. See "Repricing of Outstanding Options".

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table provides information with respect to options exercised by the Named Executive Officers during 1996 and the number and value of securities underlying unexercised options held by the Named Executive Officers at December 31, 1996.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                                                               VALUE OF
                                                                                              UNEXERCISED
                                                             NUMBER OF SECURITIES            IN-THE-MONEY
                                                            UNDERLYING UNEXERCISED            OPTIONS AT
                                                             OPTIONS AT FY-END(#)            FY-END($)(1)
                           SHARES ACQUIRED      VALUE      -------------------------   -------------------------
          NAME             ON EXERCISE(#)    REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
          ----             ---------------   -----------   -------------------------   -------------------------
Larry R. House...........       55,000       $1,694,000                2,428,000/  --              $11,532,500/$--
Mark L. Wagar............           --       $       --                  220,000/330,000             $   907,500/$1,361,250
James G. Connelly, III...           --       $       --                  610,465/184,000             $ 5,401,324/$161,000
Kristen E. Gibney........       47,388(2)    $  620,200                  211,236/   --              $1,408,721/$--
Michele J. Hooper........           --       $       --                  213,170/ 80,000              $1,588,429/$70,000

---------------

(1) Based on December 31, 1996 closing price for MedPartners Common Stock of $20.75.
(2) Includes options to purchase shares of Caremark exercised prior to the Caremark Acquisition and gives effect to the exchange ratio of 1.21 shares of MedPartners Common Stock for each share of Caremark.

DIRECTOR COMPENSATION

     Officers of the Company do not receive any additional compensation for serving as members of the Board of Directors or any of its committees. Effective January 1, 1996 and prior to July 25, 1996, non-employee directors were paid directors' fees of $2,500 for each meeting of the Board of Directors attended in person, $500 for each meeting of the Board of Directors attended by phone, and $1,000 for each meeting of the Audit Committee or the Compensation Committee attended in person. Directors were reimbursed for travel costs and other out-of-pocket expenses incurred in attending each meeting of the Board of Directors or one of its committees. In addition, non-employee directors received an annual grant of stock options for 10,000 shares of the Company's Common Stock under the Stock Option Plans (as hereinafter defined). Such options vest in 20% increments and expire ten years after the grant date. The exercise price of such options was determined by the closing price of the Company's Common Stock on the NYSE on the date of the option grant. Effective July 26, 1996, non-employee directors were paid directors' fees of $3,000 for each meeting of the Board of Directors attended in person, $1,000 for each meeting of the Board of Directors attended by phone, and $1,000 for each meeting of the Audit Committee or the Compensation Committee attended in person. In addition, non-employee directors receive an annual grant of stock options for 25,000 shares of the Company's Common Stock under the Stock Option Plans. In July 1996, each of Messrs. Kramer, McCourtney, McDonald, Mullikin, Newhall, Scrushy and Striplin were granted an option to purchase 10,000 shares of Common Stock, all at an exercise price of $16.625 per share, the market price on the grant date. See "Executive Officer Compensation and Other Matters -- Option Grants in 1996".

     Dr. Lopez was granted an option to purchase 30,000 shares of Common Stock in April 1996 and 35,000 shares of Common Stock in September 1996, which shares have an exercise price of $16.625 per share and $19.875 per share, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Newhall, McCourtney and McDonald served on the Compensation Committee of the Board of Directors of the Company throughout 1996, joined by Mr. Headrick in September 1996. Mr. House served on the Compensation Committee until February 1996.

     In connection with the MME Acquisition, the Company entered into a Termination and a Consulting Agreement with Mr. McDonald. Under the Termination Agreement, Mr. McDonald's employment agreement with MME was terminated in consideration for which Mr. McDonald received a lump sum payment of $796,000, continuation of certain fringe benefits and perquisites under the former employment agreement for

36 months, access to an office and support staff until death or disability, payments from the Company and a trust set up by the Company to fund the remainder of MME's pension obligations to Mr. McDonald, and payment of all health and medical care (including prescriptions) for Mr. McDonald for the remainder of his life through a Company-sponsored health insurance plan. Under the five-year Consulting Agreement, Mr. McDonald will receive in consideration for his services a consulting fee of $2,230,000, to be paid over the term of the agreement with an initial payment of $669,000 on November 29, 1995, and equal payments of $390,250 on each anniversary of such date, access to an office and support staff and certain other benefits. See "Certain Relationships and Related Transactions -- MME Acquisition Agreements".

EMPLOYMENT AGREEMENTS

     The Company has employment agreements with Messrs. House and Wagar (individually, the "Executive" and collectively, the "Executives"). Mr. House's employment agreement, which has a term of five years, provides that Mr. House shall be employed as the Chairman of the Board, President and Chief Executive Officer and shall be nominated as a director of the Company during such term. The agreement provides for a base salary of $935,700, an annual incentive bonus of up to $776,700, based on the achievement of certain performance standards established by the Compensation Committee, and eligibility for other benefits normally found in executive employment agreements. The employment agreement for Mr. Wagar provides for a base salary of $350,000 and for an annual incentive and performance bonus of up to 75% of base salary in addition to employee benefits similar to those provided in Mr. House's agreement. Each of the employment agreements is automatically extended for an additional year on the anniversary thereof unless the Company shall give prior notice of non-extension.

     The Executives are entitled to certain compensation upon termination of their employment agreement prior to its expiration. If the Company terminates the agreement for "Cause" (as defined) or if the Executive terminates without "Good Reason" (as defined), the Executive will receive a lump sum payment of six months base salary (12 months in the case of Mr. House) plus certain employment benefits. If the agreement terminates due to the Executive's death, disability or retirement, the Executive will receive a lump sum payment of six months base salary (12 months in the case of Mr. House), accrued bonus and immediate vesting of all stock options. If the Executive terminates the agreement for "Good Reason" and no "Change in Control" (as defined) of the Company has occurred, the Executive will receive continued salary and bonus payments for three years (or, if greater, for the remainder of the contract term in the case of Mr. House), continued participation in employee benefit plans for such period and immediate vesting of all stock options. If the Company terminates the agreement without Cause after a Change in Control or if the Executive terminates after a Change in Control for Good Reason, the Executive shall receive a lump sum payment equal to three times the Executive's base salary and bonus at the time of termination, continued benefits for a term of three years and immediate vesting of all stock options. The agreements provide that any payment by the Company to the Executive which is subject to the excise tax imposed by Section 4999 of the Code shall be "grossed up" such that the Executive retains an amount of the "gross up" payment equal to the excise tax imposed on the original payment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial stock ownership of the Company as of March 1, 1997: (i) each director and Named Executive Officer of the Company, (ii) all directors and executive officers as a group, and (iii) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding MedPartners Common Stock. Except as otherwise indicated, each person or entity listed below has sole voting and investment power with respect to all shares shown to be beneficially owned by him or it except to the extent such power is shared by a spouse under applicable law.

                                                                                 NUMBER OF
                                                                                 SHARES OF
                                                                                MEDPARTNERS        %
      NAME OF BENEFICIAL OWNER                      POSITION HELD               COMMON STOCK     OWNED
      ------------------------                      -------------               ------------     -----
Larry R. House.......................  Chairman of the Board, President and
                                       Chief Executive Officer                    4,820,522(1)   2.76%
Mark L. Wagar........................  President -- Western Operations              331,005(2)    *
James G. Connelly, III...............  President -- Caremark                        649,145(3)    *
Kristen E. Gibney....................  Vice President -- Caremark                    19,633(4)    *
Michele J. Hooper....................  Vice President -- Caremark                   267,584(5)    *
Roger L. Headrick....................  Director                                      91,938(6)    *
Thomas W. Hodson.....................  Director                                     584,046(7)    *
Harry M. Jansen Kraemer, Jr..........  Director                                       5,565(8)    *
Richard J. Kramer....................  Director                                   1,876,974(9)    *
Rosalio J. Lopez, M.D................  Director                                     120,069(10)   *
Ted H. McCourtney....................  Director                                      63,841(11)   *
John S. McDonald, J.D................  Director                                     310,281(12)   *
Walter T. Mullikin, M.D..............  Director                                     439,424(13)   *
Charles W. Newhall, III..............  Director                                   1,509,000(14)   *
C. A. Lance Piccolo..................  Director                                   1,427,519(15)   *
Richard M. Scrushy...................  Director                                   1,927,500(16)  1.13%
Larry D. Striplin, Jr................  Director                                     110,100(17)   *
All executive officers & directors as
  a group (23 persons)...............                                            15,925,703(18)  8.95%

---------------

  * Less than one percent.
 (1) Includes options to purchase 3,653,000 shares.
 (2) Includes options to purchase 328,000 shares.
 (3) Includes options to purchase 610,465 shares.
 (4) Includes no options.
 (5) Includes options to purchase 213,170 shares.
 (6) Includes options to purchase 59,208 shares, and 1,210 shares held by spouse.
 (7) Includes options to purchase 5,000 shares, and 6,142 shares held by the Hodson Foundation.
 (8) Includes options to purchase 5,000 shares, and 50 shares held by spouse.
 (9) Includes options to purchase 9,000 shares, and 1,867,674 shares held by DCNHS -- West Partnership, L.P. ("DCNHS"). Mr. Kramer is the President and Chief Executive Officer of Catholic Healthcare West, which is the sole general partner of DCNHS. Mr. Kramer disclaims beneficial ownership of the shares held by DCNHS.
(10) Includes options to purchase 31,000 shares, and 81,293 shares held in trust for the benefit of Dr. Lopez and members of his family.
(11) Includes options to purchase 9,000 shares.
(12) Includes options to purchase 9,000 shares, and 301,281 shares held by certain trusts for the benefit of Mr. McDonald.
(13) Includes options to purchase 9,000 shares, and 430,424 shares held by the Mullikin Family Trust U/D/T, dated February 10, 1976, for the benefit of Dr. Mullikin and members of his family.

(14) Includes options to purchase 9,000 shares, and 1,500,000 shares held by New Enterprise Associates VI, Limited Partnership ("NEA"). Mr. Newhall is a general partner of NEA Partners VI, Limited Partnership, which is the general partner of NEA. Mr. Newhall disclaims beneficial ownership of the shares held by NEA.
(15) Includes options to purchase 1,317,126 shares.
(16) Includes options to purchase 29,000 shares, 250,000 shares held in trust for minor children, and 1,098,500 shares held by HEALTHSOUTH Rehabilitation Corporation ("HEALTHSOUTH"). Mr. Scrushy is Chairman of the Board, President and Chief Executive Officer of HEALTHSOUTH. Mr. Scrushy disclaims beneficial ownership of the shares held by HEALTHSOUTH.
(17) Includes options to purchase 13,000 shares.
(18) Includes options to purchase 7,055,599 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MME ACQUISITION AGREEMENTS

     Termination Agreements. In November 1995 in connection with the MME Acquisition, the Company and each of Dr. Walter T. Mullikin, M.D. and John S. McDonald, J.D., entered into a Termination Agreement that terminated their previous employment agreements with MME, in consideration of which they received, or shall receive, a lump sum payment of $1,064,000, in the case of Dr. Mullikin, and $796,000 in the case of Mr. McDonald, continuation of certain fringe benefits and perquisites for 36 months, payments from the Company and a trust set up by the Company to fund the remainder of MME's pension obligations to Dr. Mullikin or to Dr. Mullikin's spouse, should she survive him, and Mr. McDonald, payment of all health and medical care (including prescriptions) for Dr. Mullikin and his spouse and Mr. McDonald for the remainder of their lives through a Company-sponsored health insurance plan, a death payment benefit to be paid to Dr. Mullikin's designated beneficiary or estate of $2,700,000, and certain other benefits.

     Consulting Agreements. In November 1995, the Company and each of Dr. Mullikin and Mr. McDonald entered into five-year Consulting Agreements whereby they will receive in consideration for their services: consulting fees of $2,480,000 to Dr. Mullikin, to be paid over the term of the agreement with an initial payment of $744,000 on November 29, 1995 and equal payments of $434,000 on each anniversary of such date, and $2,230,000 to Mr. McDonald, to be paid over the term of the agreement with an initial payment of $669,000 on November 29, 1995 and equal payments of $390,250 on each anniversary thereof, access to an office and support staff and certain other benefits.

CAREMARK ACQUISITION AGREEMENTS

     Termination Agreements. In September 1996 in connection with the Caremark Acquisition, the employment of Messrs. Piccolo and Hodson was terminated, entitling them to severance payments of $2,805,426 and $1,052,138, respectively, and certain other benefits provided in their severance agreements. See "Executive Compensation and Other Information -- Compensation Committee Interlocks and Insider Participation".

     Consulting Agreements. In September 1996, the Company and each of Messrs. Piccolo and Hodson, non-directors of the Company, entered into a consulting agreement (the "Piccolo Agreement" and "Hodson Agreement", respectively). The term of the Piccolo Agreement is ten years, unless terminated sooner. Over the course of such ten-year period, Mr. Piccolo will be paid consulting fees totaling approximately $5.4 million. The "gross up" provisions of that severance agreement will apply to payments made pursuant to the Piccolo Agreement in the event such consulting payments are determined to be "excess parachute" payments. Mr. Piccolo or his spouse will be eligible to participate in all health and medical employee benefit plans and programs available, from time to time, to employees of the Company and Caremark until he reaches the age of 65. After age 65, Mr. Piccolo and his spouse will be provided with a prescription drug program comparable to that provided Caremark employees through Caremark's prescription drug benefit program. Mr. Piccolo will be provided with an adequate office and secretarial support, as well as reimbursement of reasonable expenses, and will be subject to certain non-compete and confidentiality restrictions.

     The term of the Hodson Agreement is one year, unless terminated sooner. Over the term, Mr. Hodson will be paid consulting fees of $318,856. The Hodson Agreement may be extended on the same terms for an additional one-year period. The "gross up" provisions of that severance agreement will apply to payments made pursuant to the Hodson Agreement in the event such consulting payments are determined to be "excess parachute" payments.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

  1. Financial Statements.

     The consolidated financial statements of the Company and its subsidiaries filed as a part of this Annual Report on Form 10-K are listed in Item 8 of the Annual Report on Form 10-K, which listing is hereby incorporated herein by reference.

  2. Financial Statement Schedules.

     All schedules for which provision is made in the applicable accounting regulations of the Commission have been omitted because they are not required under the related instructions, or are inapplicable, or because the information has been provided in the consolidated financial statement or the Notes thereto.

  3. Exhibits.

     The Exhibits filed as a part of this Annual Report are listed in Item 14(c) of this Annual Report on Form 10-K, which is hereby incorporated herein by reference.

(B) REPORTS ON FORM 8-K.

     The following reports on Form 8-K were filed during the fourth quarter of 1996.

          (a) Current Report on Form 8-K filed October 29, 1996 reporting the agreement with Integrated Health Services, Inc. related to the settlement of the Coran litigation.

          (b) Current Report on Form 8-K filed December 5, 1996 reporting the updating of certain information about the Company as a result of acquisitions during 1996.

          (c) Current Report on Form 8-K filed December 6, 1996 reporting the acquisition of Drs. Sheer, Ahearn and Associates, P.A. and Cardinal Healthcare, P.A. and the earnings of the Company for October, 1996.

(C) EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  (2)-1    --  Amended and Restated Agreement to Purchase Assets, dated as of March 11, 1996, as amended by Amendment No. 1 dated June
               28, 1996, by and among MedPartners/Mullikin, Inc.,
               MedPartners, Inc. and New Management, filed as Exhibit (2)-2 to the Company's Registration Statement on Form S-4
               (Registration No. 333-4348), is hereby incorporated herein by reference.
  (2)-2    --  Plan and Agreement of Merger, dated as of May 13, 1996, among MedPartners/Mullikin, Inc., PPM Merger Corporation and
               Caremark International, Inc., filed as Exhibit (2)-1 to the
               Company's Registration Statement on Form S-4 (Registration
               No. 333-09767), is hereby incorporated herein by reference.
  (2)-3    --  Amended and Restated Plan of Agreement of Merger, dated as of October 24, 1996, among MedPartners, Inc. and Cardinal
               HealthCare, P.A.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  (2)-4    --  Plan and Agreement of Merger, dated as of November 20, 1996, among MedPartners, Inc., SA Merger Corporation and Drs.
               Sheer Ahearn & Associates, P.A.
  (3)-1    --  MedPartners, Inc. Third Restated Certificate of
               Incorporation.
  (3)-2    --  MedPartners, Inc. Second Amended and Restated Bylaws, filed as Exhibit (3)-2 to the Company's Registration Statement on
               Form S-1 (Registration No. 333-12465), is hereby
               incorporated herein by reference.
  (4)-1    --  MedPartners, Inc. Rights Plan, filed as Exhibit (4)-1 to the
               Company's Registration Statement on Form S-4 (Registration
               No. 33-00774), is hereby incorporated herein by reference.
  (4)-2    --  Amendment No. 1 to the Rights Plan of MedPartners, Inc.
  (4)-3    --  Amendment No. 2 to the Rights Plan of MedPartners, Inc.,
               filed as Exhibit (4)-2 to the Company's Registration
               Statement on Form S-3 (Registration No. 333-17339), is
               hereby incorporated herein by reference.
 (10)-1    --  Consulting Agreement, dated as of August 7, 1996, by and among Caremark International Inc., MedPartners, Inc. and
               C.A. Lance Piccolo, filed as Exhibit (10)-1 to the Company's
               Registration Statement on Form S-4 (Registration No.
               333-09767), is hereby incorporated herein by reference.
 (10)-2    --  Consulting Agreement, dated as of August 7, 1996, by and among Caremark International Inc., MedPartners, Inc. and
               Thomas W. Hodson, filed as Exhibit (10)-2 to the Company's
               Registration Statement on Form S-4 (Registration No.
               333-09767), is hereby incorporated herein by reference.
 (10)-3    --  Consulting Agreement, dated as of November 29, 1995, by and between MedPartners, Inc. and Walter T. Mullikin, M.D.,
               filed as Exhibit (10)-1 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.
 (10)-4    --  Termination Agreement, dated as of November 29, 1995, by and between MedPartners/Mullikin, Inc. and Walter T. Mullikin, filed as Exhibit (10)-2 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.
 (10)-5    --  Consulting Agreement, dated as of November 29, 1995, by and between MedPartners/Mullikin, Inc. and John S. McDonald,
               filed as Exhibit (10)-3 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.
 (10)-6    --  Termination Agreement, dated as of November 29, 1995, by and between MedPartners/Mullikin, Inc. and John S. McDonald,
               filed as Exhibit (10)-4 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.
 (10)-7    --  Employment Agreement, dated July 24, 1996, by and between
               MedPartners, Inc. and Larry R. House, filed as Exhibit
               (10)-7 to the Company's Registration Statement on Form S-1
               (Registration No. 333-12465), is hereby incorporated herein by reference.
 (10)-8    --  Employment Agreement, dated July 24, 1996, by and between
               MedPartners, Inc. and Mark L. Wagar, filed as Exhibit (10)-8 to the Company's Registration Statement on Form S-1
               (Registration No. 333-12465), is hereby incorporated herein by reference.
 (10)-9    --  Employment Agreement, dated July 24, 1996, by and between
               MedPartners, Inc. and Harold O. Knight, Jr., filed as
               Exhibit (10)-9 to the Company's Registration Statement on
               Form S-1 (Registration No. 333-12465), is hereby
               incorporated herein by reference.
(10)-10    --  Employment Agreement, dated July 24, 1996, by and between
               MedPartners, Inc. and Tracy P. Thrasher, filed as Exhibit
               (10)-10 to the Company's Registration Statement on Form S-1
               (Registration No. 333-12465), is hereby incorporated herein by reference.
(10)-11    --  Credit Agreement, dated September 5, 1996, by and among
               MedPartners, Inc., NationsBank, National Association
               (South), as administrative agent for the Lenders, The First
               National Bank of Chicago, as Documentation Agent for the
               Lenders, and the Lenders thereto, filed as Exhibit (10)-17 to the Company's Registration Statement on Form S-1
               (Registration No. 333-12465), is hereby incorporated herein by reference.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
(10)-12    --  Amendment No. 1 to Credit Agreement and Consent, dated
               September 5, 1996, by and among MedPartners, Inc.,
               NationsBank, National Association (South), as administrative agent for the Lenders, The First National Bank of Chicago, as Documentation Agent for the Lenders, and the Lenders
               thereto, filed as Exhibit (10)-18 to the Company's
               Registration Statement on Form S-1 (Registration No.
               333-12465), is hereby incorporated herein by reference.
(10)-13    --  MedPartners/Mullikin, Inc. 1993 Stock Option Plan, filed as
               Exhibit (4)-1 to the Company's Registration Statement on
               Form S-8 (Registration No. 333-00234), is hereby
               incorporated herein by reference.
(10)-14    --  MedPartners/Mullikin, Inc. 1995 Stock Option Plan, as
               amended, filed as Exhibit (4)-2 to the Company's
               Registration Statement on Form S-4 (Registration No.
               333-00774), is hereby incorporated herein by reference.
(10)-15    --  MedPartners Incentive Compensation Plan, filed as Exhibit
               (4)-2 to the Company's Registration Statement on Form S-8
               (Registration No. 333-11875), is hereby incorporated herein by reference.
(10)-16    --  Caremark International Inc. 1992 Stock Option Plan for
               Non-Employee Directors, filed as Exhibit (4)-2 to the
               Company's Registration Statement on Form S-8 (Registration
               No. 333-14163), is hereby incorporated herein by reference.
(10)-17    --  MedPartners 1997 Long Term Incentive Compensation Plan,
               dated as of February 25, 1997.
   (11)    --  Statement re: Earnings per share.
   (21)    --  Subsidiaries of MedPartners, Inc.
   (23)    --  Consent of Ernst & Young LLP.
   (27)    --  Financial Data Schedule (for SEC use only)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDPARTNERS, INC.

                                          By        /s/ LARRY R. HOUSE
                                            ------------------------------------
                                                       Larry R. House
                                                    Chairman, President
                                                and Chief Executive Officer

                                          Date:  March 28, 1997

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     CAPACITY                    DATE
                      ---------                                     --------                    ----

                /s/ S. LARRY R. HOUSE                    Chairman of the Board,            March 28, 1997
-----------------------------------------------------      President and Chief
                   Larry R. House                          Executive Officer and
                                                           Director

              /s/ HAROLD O. KNIGHT, JR.                  Executive Vice President and      March 28, 1997
-----------------------------------------------------      Chief Financial Officer
                Harold O. Knight, Jr.

               /s/ RICHARD M. SCRUSHY                    Director                          March 28, 1997
-----------------------------------------------------
                 Richard M. Scrushy

             /s/ LARRY D. STRIPLIN, JR.                  Director                          March 28, 1997
-----------------------------------------------------
               Larry D. Striplin, Jr.

             /s/ CHARLES W. NEWHALL, III                 Director                          March 28, 1997
-----------------------------------------------------
               Charles W. Newhall, III

                /s/ TED H. MCCOURTNEY                    Director                          March 28, 1997
-----------------------------------------------------
                  Ted H. McCourtney

            /s/ WALTER T. MULLIKIN, M.D.                 Director                          March 28, 1997
-----------------------------------------------------
              Walter T. Mullikin, M.D.

             /s/ JOHN S. MCDONALD, J.D.                  Director                          March 28, 1997
-----------------------------------------------------
               John S. McDonald, J.D.

                /s/ RICHARD J. KRAMER                    Director                          March 28, 1997
-----------------------------------------------------
                  Richard J. Kramer

             /s/ ROSALIO J. LOPEZ, M.D.                  Director                          March 28, 1997
-----------------------------------------------------
               Rosalio J. Lopez, M.D.

                      SIGNATURE                                     CAPACITY                    DATE
                      ---------                                     --------                    ----

               /s/ C.A. LANCE PICCOLO                    Director                          March 28, 1997
-----------------------------------------------------
                 C.A. Lance Piccolo

                /s/ THOMAS W. HODSON                     Director                          March 28, 1997
-----------------------------------------------------
                  Thomas W. Hodson

                /s/ ROGER L. HEADRICK                    Director                          March 28, 1997
-----------------------------------------------------
                  Roger L. Headrick

          /s/ HARRY M. JANSEN KRAEMER, JR.               Director                          March 28, 1997
-----------------------------------------------------
            Harry M. Jansen Kraemer, Jr.