Form 10-K/A
period 1996-12-31
MEDPARTNERS INC
filed 1997-05-15
CIK 1000736

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                AMENDMENT NO. 1


                                       TO



                                  FORM 10-K/A


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

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ( )


     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1997: Common Stock, par value $.001 per share -- $3,524,905,388.

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

                       DOCUMENTS INCORPORATED BY REFERENCE


     No documents are incorporated by reference into this Annual Report on Form 10-K/A.

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


     FACTORS THAT MAY AFFECT FUTURE RESULTS. The healthcare industry in general and the physician practice management business in particular are in a state of significant flux. This, together with the circumstance that the Company has a relatively short operating history and is the largest physician practice management consolidator in the United States, makes the Company particularly susceptible to various factors that may affect future results such as the following:


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

                                     PART I

ITEM 1.  BUSINESS.

GENERAL


     The Company is the largest physician practice management ("PPM") company in the United States based on annual revenues of approximately $4.8 billion as of December 31, 1996. The Company develops, consolidates and manages integrated healthcare delivery systems. Through its network of affiliated group and independent practice association ("IPA") physicians, the Company provides primary and specialty healthcare services to prepaid managed care enrollees and fee-for-service patients. The Company also operates one of the largest independent prescription benefit management ("PBM") programs in the United States, with annual revenues of approximately $1.8 billion as of December 31, 1996 and provides disease management services and therapies for patients with certain chronic conditions. As of December 31, 1996, the Company operated its PBM program in all 50 states and its PPM business in 26 states and was affiliated with approximately 8,850 physicians, including approximately 2,600 in group practices, 5,300 through IPA relationships and 950 who were hospital-based, providing healthcare to approximately 1.6 million prepaid enrollees.


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


     Through December 31, 1994, the Company had affiliated with 190 physicians (without giving effect to physicians who became affiliated with the Company pursuant to certain acquisitions that were accounted for as poolings of interests). As of December 31, 1996, the Company had affiliated with approximately 8,850 physicians.


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

INDUSTRY


     The Health Care Financing Administration ("HCFA") estimates that national healthcare spending in 1995 was in excess of $1 trillion, with physicians controlling more than 80 percent of the overall expenditures. The American Medical Association reports that approximately 613,000 physicians are actively involved in patient care in the United States, with a growing number participating in multi-specialty or single-specialty groups. Expenditures directly attributable to physicians are estimated at $246 billion.


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



     The Company consolidates physician practices that have directly entered into contracts with HMOs or that have the right to receive payment directly from HMOs for the provision of medical services in the Company's clinics, because it obtains a controlling financial interest solely by virtue of a long-term practice management agreement with physician practices. The revenue earned by these physician practices represented 34% of PPM revenue (18% of consolidated revenue) during 1996. Practice management agreements with physician practices that hold HMO contracts or the right to receive payment directly from HMOs provide three general types of financial arrangements regarding the compensation of the physician-stockholders of those physician practices: (i) Physician practices that contributed 9% of PPM revenues (5% of consolidated revenue) during 1996 have practice management agreements that provide the physician-stockholders a negotiated fixed dollar amount. At the Company's sole discretion, the physicians are eligible to receive a bonus based on performance criteria and goals. The amount of any discretionary bonus is determined solely by the Company's management and is not directly correlated to clinic revenue or gross profit. To the extent the clinics net revenue increases or decreases under these practice management agreements, physician compensation will also increase or decrease, pro rata, based on the practices' compensation as a percentage of the clinic's net revenue; (ii) Physician practices that contributed 16% of PPM revenue (8% of consolidated revenue) during 1996 have practice management agreements that compensate the physician-stockholder on a fee-for-service basis. The respective clinics generally earn revenue on a fee-for-service basis, and physician compensation typically represents between 40 and 70 percent of the clinic's net revenue; or (iii) Physician practices that contributed 9% of PPM revenue (5% of consolidated revenue) during 1996 provided physician-stockholders with a salary, plus bonus, and a profit-sharing payment of a percentage of the clinic's net income (i.e., contractual revenue less base physician compensation, bonus and clinic expenses).



     Under these various types of agreements, revenue is assigned to the Company by the physician practice. The Company is responsible for the billing and collection of all revenue for services provided at its clinics, as well as for paying all expenses, including physician compensation. The Company is not reimbursed for the clinic expenses, rather it is responsible and at risk for all such expenses. In effect, the Company retains any residual from operations of its physician practices (and funds any deficit). No earnings accumulate in its physician practices or are available for the payment of dividends to the physician-stockholders. In addition, the legal owners of its physician practices do not have a substantive capital investment that is at risk and the Company has substantially all of the capital at risk. Based on the terms of the practice management agreement, in almost all cases, there is no economic value attributable to the capital stock of those physician practices.

     The Company's practice management agreements with its physician practices are long-term and provide the Company with unilateral control over its physician practices. The practice management agreements include the following provisions:
(i) the initial term is 20 to 40 years; (ii) renewal provisions call for automatic and successive extension periods; (iii) the physician practices cannot unilaterally terminate their agreements with the Company unless the Company fails to cure a breach of its contractual responsibilities thereunder within 30 days after notification of such breach; (iv) the Company is obligated to maintain a continuing investment of capital; (v) the Company employes the non-physician personnel of its physician practices, and; (vi) the Company assumes full responsibility for the operating expenses of the physician practice in return for an assignment of the physician practice's revenue. See Note 1 to the consolidated financial statements.


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


     Federal Reimbursement, Fraud and Abuse and Referral Laws. Approximately 11 percent of the revenues of the Company's affiliated physician practices are derived from payments made by government-sponsored healthcare programs (principally, medicare and state reimbursed programs). As a result, the Company is subject to the laws and regulations that govern reimbursement under Medicare and Medicaid. Any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. There are also state and federal civil and criminal statutes imposing substantial penalties (including civil penalties and criminal fines and imprisonment) on healthcare providers that fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. The Company believes it is in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities or that any such challenge or scrutiny would not have a material adverse effect on the operating results and financial condition of the Company.



     Certain provisions of the Social Security Act, commonly referred to as the "Anti-Kickback Statute", prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payor patients. The Anti-Kickback Statute contains provisions prescribing civil and criminal penalties to which individuals or providers who violate such statute may be subjected. The criminal penalties include fines up to $25,000 per violation and imprisonment for five years or more. Additionally, the DHHS has the authority to exclude anyone, including individuals or entities, who has committed any of the prohibited acts from participation in the Medicare and Medicaid programs. If applied to the Company or any of its subsidiaries or affiliated physicians, such exclusion could result in a significant loss of reimbursement for the Company, up to a maximum of the approximately 11 percent of revenues derived from such programs, which could have a material adverse effect on the operating results and financial condition of the Company.



     Federal law prohibits, with some exceptions, an entity from filing a claim for reimbursement under the Medicare or Medicaid programs for certain designated services if the entity has a financial relationship with the referring physician. Federal law (the "Medicare Referral Payments Law") also prohibits the solicitation or receipt of remuneration in exchange for, or the offer or payment of remuneration to induce, the referral of Medicare or Medicaid beneficiaries. Significant prohibitions against physician referrals were enacted by the United States Congress in the Omnibus Budget Reconciliation Act of 1993. Subject to certain exemptions, a physician is prohibited from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The provisions of the Anti-Kickback Statute and the Medicare Referral Payments Law are complex, and the future interpretations of these provisions and their applicability to the Company's operations cannot be predicted or analyzed in such a way as to predict with certainty the effect of such rules and regulations on the Company. Although the Company seeks to arrange its business relationships to comply with these healthcare rules and regulations, its operations do not fit within any of the existing or published proposed federal safe harbors. As a result, there can be no assurance that the Company's present or future operations will not be challenged under such provisions. The Company does not believe it is in violation of the Anti-Kickback Statute or the Medicare Referral Payment law and associated regulations because the revenues which are assigned to the Company pursuant to the management agreements between the Company and its affiliated physician practices represent payments made by the HMO to satisfy claims submitted through the Company on behalf of the affiliated physician for the furnishing of healthcare services by the physician to an individual. The monies retained by the Company do not exceed the aggregate amount due the Company for the reasonable and necessary physician practice management services provided by the Company pursuant to the management agreement between the Company and the affiliated physician or physician practice, i.e., transfer agreement or management services agreement. The Company believes that such payments do not fall within the scope or the intent of such rules and regulations. Further, the Company does not believe it is in violation of the Anti-Kickback Statute and the Medicare Referral Payment Law because the Company does not refer, or influence the referral of, patients or services reimbursed under governmental programs to the physician practices. While the Company believes it is in compliance with such legislation, future regulations and interpretations of existing regulations could require the Company to modify the form of its relationship with physician groups which could have a material adverse effect on the operating results and financial condition of the Company.


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


     State Referral Payment Laws. The Company is also subject to state statutes and regulations that prohibit payments for referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. State statutes and regulations generally apply to services reimbursed by both governmental and private payors. Violations of these laws may result in prohibition of payment for services rendered, loss of pharmacy or health provider licenses as well as fines and criminal penalties. State statutes and regulations that may affect the referral of patients to healthcare providers range from statutes and regulations that are substantially the same as the federal laws and the safe harbor regulations to a simple requirement that physicians or other healthcare professionals disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is being recommended to the patients. These laws and regulations vary significantly from state to state, are often vague, and, in many cases, have not been interpreted by courts or regulatory agencies. Management believes the Company's operations are in material compliance with existing law, but there can be no assurance that the Company's existing business arrangements will not be successfully challenged in one or more states. The Company is not materially dependent upon revenues derived from any single state. Adverse judicial or administrative interpretations of such laws in several states, taken together, could, however, have a material adverse effect on the operating results and financial condition of the Company. In addition, expansion of the Company's operations to new jurisdictions could require structural and organizational modifications of the Company's relationships with physician groups in order to comply with new or revised state statutes. Such structural and organizational modifications could have a material adverse effect on the operating results and financial condition of the Company.

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


     Insurance Laws. The assumption of risk on a prepaid basis by health provider networks is occurring with increasing frequency, and the practice is being reviewed by various state insurance commissioners as well as the National Association of Insurance Commissioners to determine whether the practice constitutes the business of insurance. The Company believes that it is currently in material compliance with the insurance laws in the states where it is operating, and it intends to comply with interpretative and legislative changes as they may develop. There can be no assurance, however, that the Company's activities will not be challenged or scrutinized by governmental authorities or that future interpretations of the insurance laws by such governmental authorities will not require licensure or restructuring of some or all of the Company's operations in any such state. In the event that the Company is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits the Company to continue to operate while the licensure process is progressing, the Company could experience a material adverse change in its operating results and financial condition while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements which the Company may not be able to meet. Further, once licensed, the Company would be subject to continuing oversight by and reporting to the respective regulatory agency.


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


     Future Legislation, Regulation and Interpretation. As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the United States Congress and state legislatures relating to healthcare reform. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on the Company. Further, although the Company exercises care in structuring its arrangements with physicians to comply in all material respects with the above-referenced laws, there can be no assurance that (i) government officials charged with responsibility for enforcing such laws will not assert that the Company or certain transactions in which the Company is involved are in violation thereof and (ii) such laws will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation.


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


     In March 1996, Caremark agreed to settle all disputes with a number of private payors. These disputes relate to businesses that were covered by the OIG Settlement. The settlements resulted in an after-tax charge of approximately $43.8 million. In addition, the Company paid $24.1 million after tax to cover the private payors' pre-settlement and settlement-related expenses. An after-tax charge for the above amounts was recorded in first quarter 1996 discontinued operations.


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


     In late August 1994, certain patients of a physician who prescribed human growth hormone distributed by Caremark and the sponsor of the health insurance plan of one of those patients filed complaints against Caremark, employees of Caremark and others in the United States District Court for the District of Minnesota. Each complaint purported to be on behalf of a class and alleged violations of the federal mail and wire fraud statutes, the federal conspiracy statute and the state consumer fraud statute, as well as conspiracy to breach a fiduciary duty, negligence and fraud. Each complaint sought unspecified treble damages, and attorneys fees and expenses. In July 1996, these plaintiffs also served a separate lawsuit in the Minnesota State Court in the County of Hennepin against a subsidiary of Caremark purporting to be on behalf of a class and alleging all of the claims contained in the complaint filed with the Minnesota federal court other than the federal claims contained therein. The state complaint seeks unspecified damages, attorneys' fees and expenses and an award of punitive damages. In November 1996, in response to a motion by the plaintiffs, the Court dismissed the United States District Court cases without prejudice. On March 27, 1996, the Minnesota state court lawsuit was dismissed with prejudice. In July 1995, another patient of this same physician filed a separate complaint in the District Court of South Dakota against the physician, Caremark and another corporation alleging violations of the federal laws prohibiting payment of remuneration to induce referral of Medicare and Medicaid beneficiaries, and the federal mail fraud and conspiracy statutes. The complaint also alleges the intentional infliction of emotional distress and seeks trebling of at least $15.9 million in general damages, attorneys fees and costs, and an award of punitive damages. In August 1995, the parties to the case filed in South Dakota agreed to a stay of all proceedings until final judgment has been entered in a criminal case that is presently pending against this physician. The Company intends to defend these cases vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of the Company, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of the Company.

     In September 1995, Coram Healthcare Corporation ("Coram") filed a complaint in the San Francisco Superior Court against Caremark and its subsidiary, Caremark Inc. and 50 unnamed individual defendants. The complaint, which arises from Caremark's sale to Coram of Caremark's home infusion therapy business in April 1995 for approximately $209.0 million in cash and $100.0 million in securities, alleges breach of the Asset Sale and Note Purchase Agreement, dated January 29, 1995, as amended April 1, 1995, between Coram and Caremark, breach of related contracts, fraud, negligent misrepresentation and a right to contractual indemnity. Requested relief in Coram's amended complaint includes specific performance, declaratory relief, injunctive relief, and damages of $5.2 billion. Caremark filed counterclaims against Coram in this lawsuit and also filed a lawsuit in the U.S. District Court in Chicago claiming that Coram committed securities fraud in its sale to Caremark of its securities in connection with the sale of the Company's home infusion business to Coram. The lawsuit filed in federal court in Chicago has been dismissed, and Caremark's appeal of the dismissal was argued on May 10, 1996 and is now under submission. The Coram lawsuit is in the final stages of discovery and a trial is scheduled for June 1997. The net recorded value amounts owed by Coram to the Company was approximately $55 million at December 31, 1996. This amount represents management's best estimate of the net realizable value of the amounts owed by Coram to the Company, based upon information available to the Company and is supported by the independent valuation by Integrated Health Services, Inc. The Company intends to defend these cases vigorously. Although the Company cannot predict with certainty the outcome of these proceedings, based on information currently available as to the viability of the claims interposed by Coram, the evidence which the Company understands will be advanced by Coram to support such claims and the defenses available to the Company, management believes that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results or financial condition of the Company. However, an adverse determination could have a material adverse effect on the operating results or financial condition of the Company.


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


     Restrictions contained in the credit agreement between the Company and NationsBank, National Association (South), as administrative agent for itself and the other lenders party thereto, limit the payment of non-stock dividends on the Company's Common Stock.


UNREGISTERED SALES OF SECURITIES

     The following table indicates all unregistered sales of the Company's Common Stock during the last three years:

                                                                                                 MARKET
TRANSACTION                                         PURPOSE                  DATE                 VALUE
-----------                                 -----------------------   -------------------   -----------------
Retina & Vitreous Associates of Alabama,    Asset Acquisition         December 29, 1995     $   28,382,244.00
  P.C.
The Atlanta Allergy Clinic, P.A.            Asset Acquisition         March 29, 1996            12,656,593.50
Eaton Medical Group                         Asset Acquisition         March 31, 1996             2,364,189.00
Cardiovascular Specialists Clark & Martin   Asset Acquisition         March 29, 1996             1,999,959.00
East Bay Fertility OB-GYN Medical Group,    Asset Acquisition         May 31, 1996               2,736,622.00
  Inc.
Emergency Physician Associates, P.A.        Acquisition               June 25, 1996             25,891,871.25
Global Care, Inc. (Bethany Medical)         Acquisition               June 28, 1996              1,599,713.88
Brevard OB/GYN Specialists, P.A.            Asset Acquisition         June 28, 1996              1,791,638.63
Southwest Healthcare Network, Inc.          Acquisition               July 13, 1996              3,624,478.00
Cleveland Ear, Nose, Throat and Facial      Asset Acquisition         July 30, 1996         $    3,347,263.75
  Surgery Group, Inc.
East Metro OB/GYN Specialists, Inc.         Asset Acquisition         July 1, 1996                 877,200.00
Orthopedic Management Associates, Inc.      Acquisition               June 1, 1996                 455,151.75
The Emergency Associates for Medicine,      Acquisition               July 31, 1996              3,076,593.75
  Inc.
Mount Vernon Orthopedic Associates, Ltd.    Management                July 31, 1996              4,687,500.00
                                            Conversion
Bay Area Primary Care                       Earn-out/Asset            August 21, 1996            1,212,985.75
                                            Acquisition
Georgia Urology Management Associates,      Acquisition               August 16, 1996            3,670,115.75
  Inc.
CHS Management, Inc.                        Acquisition               August 30, 1996           41,240,583.50
New Management                              Asset Acquisition         August 30, 1996            7,217,036.75
Woman's Healthcare Associates, P.C.         Asset Acquisition         September 13, 1996         3,087,370.00
Mount Vernon Orthopedic Associates, Ltd.    Management                July 31, 1996                163,117.50
                                            Conversion
Doctors Medical Associates, Pinole, Inc.    Asset Acquisition         September 18, 1996           236,606.50
Atlanta Plastic Surgery, P.A.               Asset Acquisition         October 1, 1996            7,924,493.20
Quinn Wollowick Purita Schosheim Krebsbach  Acquisition               September 27, 1996           874,818.75
  & Stewart, Inc.
Emergency Professional Services, Inc.       Acquisition               September 20, 1996           48,226,907
OB-GYN Specialists of the Palm Beaches,     Acquisition of Minority   September 30, 1996         6,976,742.50
  Inc.                                      Interest
Gary L. Groves                              Settlement                October 1, 1996              765,956.25
TBMSZ, Inc.                                 Acquisition               September 30, 1996         1,404,585.00
NeuroMedical Management, Inc.               Acquisition               September 30, 1996         3,160,521.00
Southeastern Fertility Institute, et al     Management                October 1, 1996            1,608,719.50
                                            Conversion
Michael Tucker, MD                          Employee Stock            October 1, 1996               97,499.50
                                            Agreement
Martinex, Sadowsky, Zuniga, Tuchman and     Management                September 30, 1996         1,287,604.50
  Brown, MDS, PA                            Conversion
Roberts Medical Group                       Earn-out/Asset            September 1, 1996            454,030.75
                                            Acquisition
Cardinal Healthcare, P.A.                   Acquisition               November 21, 1996         44,134,544.25
Drs. Sheer, Ahearn and Associates, P.A.     Acquisition               December 2, 1996          51,366,283.25
Northwest Diagnostic Clinic, P.A.           Asset Acquisition         December 31, 1996          2,620,517.50
Aldine Women's Clinic, P.A.                 Asset Acquisition         December 31, 1996            450,257.25
L. Stayton Halberdier, Jr., M.D., P.A.      Asset Acquisition         December 31, 1996            450,254.25
Alan G. Moore, M.D., P.A.                   Asset Acquisition         December 31, 1996            540,309.25
Jeffrey C. Lambert, M.D., P.A.              Asset Acquisition         December 31, 1996            225,110.75

                                                                                                 MARKET
TRANSACTION                                         PURPOSE                  DATE                 VALUE
-----------                                 -----------------------   -------------------   -----------------
Georgia Urology, P.A.                       Management                December 1, 1996           5,594,247.75
                                            Conversion
SOUTHVIEW Medical Group, P.C.               Acquisition               December 31, 1996          7,642,930.50
Hirsch, Strassberg, Kenward & Vizoso,       Acquisition of Minority   January 8, 1997              794,920.00
  M.D.s, Inc.                               Interest
Summit Medical Group, P.A.                  Acquisition               January 31, 1997          41,843,483.75
North Carolina Medical Associates, P.A.     Management                December 31, 1996          1,725,756.75
                                            Conversion
Chase Dennis Medical Group, Inc.            Asset Acquisition         January 31, 1997          16,174,508.00

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


                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1992         1993         1994         1995         1996
                                       ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenue..........................  $1,287,526   $1,756,762   $2,638,654   $3,583,377   $4,813,499
Net income (loss) from continuing
  operations.........................  $   20,417   $   47,881   $   54,144   $   20,901   $  (89,831)
Income (loss) from discontinued
  operations.........................  $    5,858   $   30,808   $   25,902   $ (136,528)  $  (68,698)
Net income (loss)....................  $   26,275   $   78,689   $   80,046   $ (115,627)  $ (158,529)
Income (loss) per share from
  continuing operations(1)...........  $     0.21   $     0.40   $     0.41   $     0.15   $    (0.58)
Income (loss) per share from
  discontinued operations(1).........  $     0.06   $     0.26   $     0.20   $    (0.97)  $    (0.44)
Net income (loss) per share(1).......  $     0.27   $     0.66   $     0.61   $    (0.82)  $    (1.02)
Number of shares used in net (loss)
  per share..........................      98,798      119,380      131,783      140,364      155,364


                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          1992         1993         1994         1995         1996
                                       ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents............  $   22,312   $   43,367   $   99,679   $   86,276   $  123,779
Working capital......................     139,642      240,023      150,977      234,630      170,313
Total assets.........................     777,632    1,049,258    1,585,643    1,840,914    2,265,969
Long-term debt, less current
  portion............................      80,378      164,040      385,258      531,774      715,657
Total stockholders' equity...........     381,481      481,177      612,781      592,074      739,497

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
                                                         =======   =========   =========


     During 1996, prepaid revenues increased 42.7% while prepaid enrollees increased 50.8%. The reason for this difference relates to the mix of professional capitation enrollment to total enrollment (which includes institutional capitation). The percentage of professional capitation enrollment to total enrollment was 63% at December 31, 1996 compared to 56% at December 31, 1995. Revenue per enrollee for professional capitation is substantially lower than global capitation. Therefore, the higher percentage of professional capitation enrollment accounts for the lower percentage increase in prepaid revenue as compared to the percentage increase in total enrollment.


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


     Operating income experienced accelerated growth in 1995 and 1996 while margins fell slightly from 4.2% in 1994 to 3.9% in 1995 but returned to a 4.2% level in 1996. Operating income and margins in 1996 were enhanced by reduced information systems costs achieved through renegotiation of a contract with an outsource service vendor, continued improvements in the acquisition costs of drugs, increased penetration of higher margin value-oriented services and an overall 13% reduction in selling and administrative expenses. Partially offsetting these cost reductions were continued declines in prices to customers.


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

  Discontinued Operations


     During 1995, Caremark divested its Caremark Orthopedic Services, Inc. subsidiary as well as its clozaril patient management system, home infusion business, and oncology management services business. The Company's consolidated financial statements present the operating income and net assets of these discontinued operations separately from continuing operations. Prior periods have been restated to conform with this presentation. Discontinued operations for 1995 reflect the net after-tax gain on the disposal of the clozaril patient management system, the home infusion business and a $154.8 million after-tax charge for the settlement discussed in Note 13 of the accompanying audited consolidated financial statements related to the OIG investigation. Discontinued operations for 1996 reflects a $67.9 million after-tax charge related to settlements with private payors discussed in Note 13 of the accompanying audited consolidated financial statements and an after-tax gain on disposition of the nephrology services business, net of disposal costs, of $2.5 million.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements of the Company meeting the requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:


                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........    30
Consolidated Balance Sheets as of December 31, 1995 and
  1996......................................................    31
Consolidated Statements of Operations for the Years Ended
  December 31, 1994, 1995 and 1996..........................    32
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1994, 1995 and 1996..............    33
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1995 and 1996..........................    34
Notes to Consolidated Financial Statements..................    35


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

                               MEDPARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1994          1995          1996
                                                          -----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Net revenue.............................................  $ 2,638,654   $ 3,583,377   $ 4,813,499
Operating expenses:
  Affiliated physician services.........................      433,758       657,826       980,429
  Outside medical expenses..............................      102,496       149,185       311,900
  Clinic expenses.......................................      433,091       705,369     1,040,629
  Non-clinic goods and services.........................    1,365,203     1,688,075     2,019,895
  General and administrative expenses...................      148,990       148,515       142,789
  Depreciation and amortization.........................       41,832        58,705        81,929
  Net interest expense..................................       15,235        17,621        23,930
  Merger expenses.......................................           --        66,564       308,695
  Losses on investments.................................           --        86,600            --
  Other, net............................................         (143)         (192)       (1,569)
                                                          -----------   -----------   -----------
          Income (loss) from continuing operations
            before income taxes.........................       98,192         5,109       (95,128)
Income tax expense (benefit)............................       44,048       (15,792)       (5,297)
                                                          -----------   -----------   -----------
          Income (loss) from continuing operations......       54,144        20,901       (89,831)
Discontinued operations:
  Income (loss) from discontinued operations net of
     taxes of $18,000, $(72,100) and $(35,849) in 1994,
     1995 and 1996, respectively........................       25,902      (168,342)      (71,221)
  Net gains on sales of discontinued operations.........           --        31,814         2,523
                                                          -----------   -----------   -----------
          Income (loss) from discontinued operations....       25,902      (136,528)      (68,698)
                                                          -----------   -----------   -----------
Net income (loss).......................................  $    80,046   $  (115,627)  $  (158,529)
                                                          ===========   ===========   ===========
Earnings per common and common equivalent shares
  outstanding:
  Income (loss) from continuing operations..............  $      0.41   $      0.15   $     (0.58)
  Income (loss) from discontinued operations............         0.20         (0.97)        (0.44)
                                                          -----------   -----------   -----------
Net income (loss).......................................  $      0.61   $     (0.82)  $     (1.02)
                                                          ===========   ===========   ===========
Weighted average common and common equivalent shares
  outstanding...........................................      131,783       140,364       155,364
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

                               MEDPARTNERS, INC.

  Basis of Presentation



     The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Company and its subsidiaries. The Company also consolidates professional corporations (PCs) in which it obtains a controlling financial interest by virtue of a long-term practice management agreement (and, in some cases, a transfer agreement) between a wholly-owned subsidiary of the Company and the PC.



     Where there is a transfer agreement with the PC, it enables the Company to require the stockholder(s) of the PC, at any time and for any reason, to transfer, at a nominal price, shares of the PC to a transferee selected by the Company. Where such agreements exist, the physician-stockholders of the PC, are, as a general rule, designated by the Company and are senior members of the Company's management. Because each stockholder of the PC is the Company's nominee, whom the Company can replace at will, the transfer agreement provides the Company with unilateral control.



     Contracts with hospitals and payors for the provision of medical services which are entered into directly between the hospitals or the payor (e.g., HMOs and health plans) and the Company or a wholly-owned subsidiary of the Company, contributed approximately 66% of the Company's 1996 PPM revenue (35% of consolidated revenue, since PPM revenue comprised 53% of consolidated revenue, and PBM and Specialty Services comprised the remaining 47%). In these cases, the contractual revenue is earned by the Company or a legal subsidiary of the Company. In some cases, the Company contracts with its PCs to provide medical services under these payor or hospital contracts. The Company consolidates these PCs by virtue of its rights under a practice management agreement and, in most cases, a transfer agreement. The PCs do not have any external revenue because, as noted above, all revenue is generated through contracts with the Company. Consolidation of these PCs, therefore, does not materially affect the Company's consolidated financial statements.



     For PCs that have directly entered into contracts with payors and/or that have the right to receive payment directly from payors for the provision of medical services in the Company's clinics, the Company consolidates these PCs because it obtains a controlling financial interest solely by virtue of a long-term practice management agreement with the PC (the Company generally does not have a transfer agreement with these types of PCs). The revenue earned by these PCs represented 34% of PPM revenue (18% of consolidated revenue) during 1996. Practice management agreements with PCs that hold payor contracts and/or the right to receive payment directly from payors provide three general types of financial arrangements regarding the compensation of the physician-stockholders of those PCs.



     PCs that contributed 9% of PPM revenue (5% of consolidated revenue) during 1996 have practice management agreements that provide the physician-stockholders a negotiated fixed dollar amount. At the Company's sole discretion, the physicians are eligible to receive a bonus paid by the Company based on performance criteria and goals. The amount of any discretionary bonus is determined solely by the Company's management and is not directly correlated to clinic revenue or gross profit. To the extent the clinic's net revenue increases or decreases under these practice management agreements, physician compensation will also increase or decrease, pro rata, based on the practice's compensation as a percentage of the clinic net revenue.



     PCs that contributed 16% of PPM revenue (8% of consolidated revenue) during 1996 have practice management agreements that compensate the physician-stockholder on a fee-for-service basis. The respective clinics generally earn revenue on a fee for service basis, and physician compensation typically represents between 40 and 70 percent of the clinic's net revenue.



     PCs that contributed 9% of PPM revenue (5% of consolidated revenue) during 1996 provided physician-stockholders with a salary, plus bonus, and a profit-sharing payment of a percentage of the clinic's net income (i.e., contractual revenue less base physician compensation, bonus and clinic expenses).

                               MEDPARTNERS, INC.

     Under these various types of agreements, revenue is assigned to the Company by the PC. The Company is responsible for the billing and collection of all revenue for services provided at its clinics, as well as for paying all expenses, including physician compensation. The Company compensates the PCs, which in turn compensate the physicians. The Company is not reimbursed for the clinic expenses, rather it is responsible and at risk for all such expenses. In effect, the Company retains any residual from the operations of its PCs (and funds any deficit). No earnings accumulate in its PCs or are available for the payment of dividends to the physician-stockholders. In addition, the legal owners of its PCs do not have a substantive capital investment that is at risk and the Company has substantially all of the capital at risk. Based on the terms of the practice management agreement, there is no economic value attributable to the capital stock of those PCs.



     The Company's practice management agreements with its PCs are long-term. The practice management agreements include the following provisions: (i) the initial term is 20 to 40 years; (ii) renewal provisions call for automatic and successive extension periods; (iii) the PCs cannot unilaterally terminate their agreements with the Company unless the Company fails to cure a breach of its contractual responsibilities thereunder within 30 days after notification of such breach; (iv) the Company is obligated to maintain a continuing investment of capital; (v) the Company employes the non-physician personnel of its PCs, and; (vi) the Company assumes full responsibility for the operating expenses of the PC in return for an assignment of the PC's revenue.



     The Company has unilateral control over its PCs because the practice management agreements provide the following: (i) the Company has exclusive authority over all operating decision making (except for the dispensing of medical services); (ii) the Company has the exclusive authority to negotiate and execute contracts on behalf of its PCs: (iii) the Company has the exclusive authority to establish and approve operating and capital budgets of its PCs, including establishing total amounts to be paid to the physicians (budgets are established with the advice of an Advisory Board composed of physicians and members of the Company's management); (iv) the Company has the authority to hire, assign and terminate non-medical personnel employed by its PCs; (v) the practice management agreement establishes guidelines for the selection, hiring and termination of physicians by its PCs, and the Company recruits candidates for physician openings; (vi) the physician-stockholders of its PCs are required to cooperate with the Company to expand their respective practices at the Company's direction; (vii) where the physicians are eligible for bonuses, determination of the amount of the bonus is within the sole discretion of the Company; (viii) the Company manages and administers all business functions of its PCs, including billing and collecting all medical service revenue, paying all expenses and purchasing all capital assets; (ix) the Company receives an assignment from its PCs of all rights to receive revenue from the provision of medical services; (x) the Company owns all the operational and depository accounts and has total control of all cash deposits related to clinic revenue;
(xi) under an assignment, the Company owns all of its PCs' accounts receivable;
(xii) the Company contracts for the provision of medical care with each of its PCs and not with individual physicians; and (xiii) the Company performs the negotiations and controls the implementation and administration of all payor contracts. The execution of any contracts on behalf of the Company's PCs by physician-stockholders of those PCs is simply perfunctory. The approval of the physician-stockholders of the PC is required with respect to the financial and operational actions of the PC only in rare and isolated cases. In all circumstances, the rights of the legal owners of the PC are protective in nature and do not allow the legal owners of the PC to participate in the control of the PC in any substantive fashion.



  Use of Estimates


     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

                               MEDPARTNERS, INC.

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

                               MEDPARTNERS, INC.

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

                               MEDPARTNERS, INC.

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

  Impairment of Long-Lived Assets

     Effective December 31, 1995, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Statement also addresses the accounting for long-lived assets that are expected to be disposed of. Statement 121 is applicable for most long-lived assets, identifiable intangibles and goodwill related to those assets; it does not apply to financial instruments and deferred taxes. Management has determined that long-lived assets are fairly stated in the accompanying balance sheets, and that no indicators of impairment are present. In accordance with the new rules, the Company's prior year financial statements have not been restated to reflect the change in accounting principle.

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

                               MEDPARTNERS, INC.

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


     Effective February 29, 1996, Caremark sold its Nephrology Services business to Total Renal Care, Inc. for $49.0 million in cash, subject to certain post-closing adjustments. The after-tax gain on disposition of this business, net of disposal costs, was $2.5 million, which was included in 1996 discontinued operations.


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

                               MEDPARTNERS, INC.

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

                               MEDPARTNERS, INC.

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

     Under various plans, the Company has made grants of restricted common stock to provide incentive compensation to key employees. Restricted stock activity is summarized below:


                                                              1995        1996
                                                              ----        ----
                                                               (IN THOUSANDS)
Restricted stock outstanding:
  Beginning of year.........................................   320         278
  Granted...................................................   339           1
  Canceled..................................................   (26)         (6)
  Vested (free of restrictions).............................  (355)       (273)
                                                              ----        ----
  End of year...............................................   278          --
                                                              ====        ====


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

10. ACQUISITIONS


     During the years ended December 31, 1994, 1995 and 1996, the Company, through its wholly-owned subsidiaries, acquired certain operating assets of various medical practices. Simultaneously with each medical practice acquisition, the Company entered into a practice management agreement which generally has a 20-40 year term. (See "Basis of Presentation" in Note 1.)


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


     Prior to its merger with the Company, PPSI reported on a fiscal year ending on July 31. The restated financial statements for all periods prior to and including December 31, 1995 are based on a combination of the Company's results for its December 31 fiscal year and an October 31 fiscal year for PPSI. Beginning January 1, 1996, PPSI adopted a December 31 fiscal year end; accordingly, all consolidated financial statements for periods after December 31, 1995 are based on a consolidation of all of the Company's subsidiaries on a December 31 year end. PPSI's historical results of operations for the two months ending December 31,1995 are not included in the Company's consolidated statements of operations or cash flows. An adjustment has been made to stockholders' equity as of January 1, 1996 to adjust for the effect of excluding PPSI's results of operations for the two months ending December 31, 1995. The net loss for the two month period ended December 31, 1995 relates primarily to increases in PPSI's reserves to conform to the Company's methodology of calculating reserves. The following is a summary of operations and cash flow for the two months ending December 31, 1995 (in thousands):


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

13. CONTINGENCIES

     On September 11, 1995, Coram Healthcare Corporation ("Coram") filed a complaint in the San Francisco Superior Court against Caremark International Inc. and its subsidiary, Caremark Inc., and 50 unnamed individual defendants. The complaint, which arises from Caremark's sale to Coram of Caremark's home infusion therapy business in April 1995 for approximately $209.0 million in cash and $100.0 million in securities, alleges breach of the Asset Sale and Note Purchase Agreement, dated January 29, 1995, as amended on April 1, 1995, between Coram and Caremark, breach of related contracts, fraud, negligent

                               MEDPARTNERS, INC.

misrepresentation and a right to contractual indemnity. Requested relief in Coram's amended complaint includes specific performance, declaratory relief, injunctive relief and damages of $5.2 billion. Caremark filed counterclaims against Coram in this lawsuit and also filed a lawsuit in the United States District Court in Chicago claiming that Coram committed securities fraud in its sale to Caremark of its securities in connection with the sale of Caremark's home infusion business to Coram. The lawsuit filed in federal court in Chicago has been dismissed, but on appeal by Caremark the dismissal was reversed and the lawsuit was remanded. Coram's lawsuit is currently in the discovery phase, with a scheduled trial date in June 1997. The net recorded value of amounts owed by Coram to the Company was approximately $55 million at December 31, 1996. This amount represents management's best estimate of the net realizable value of the amounts owed by Coram to the Company, based upon information available to the Company and is supported by the independent valuation by Integrated Health Services, Inc. Although the Company cannot predict with certainty the outcome of these proceedings, based on information currently available as to the viability of the claims interposed by Coram, the evidence which the Company understands will be advanced by Coram to support such claims and the defenses available to the Company, management believes that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results or financial condition of the Company. However, an adverse determination could have a material adverse effect on the operating results or financial condition of the Company.



     In March 1996, Caremark agreed to settle all disputes with a number of private payors. The settlements resulted in an after-tax charge of $43.8 million. These disputes related to businesses that were covered by Caremark's settlement with federal and state agencies in June 1995 discussed below. In addition, Caremark agreed to pay $24.1 million after-tax to cover the private payors' pre-settlement and settlement-related expenses. An after-tax charge for the above amounts has been recorded in first quarter 1996 discontinued operations. During the year ended December 31, 1996, Caremark paid $105.1 million, with an additional $3.3 million plus interest to be paid over the next six months, related to the settlements.


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

                               MEDPARTNERS, INC.

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


     In late August 1994, certain patients of a physician who prescribed human growth hormone distributed by Caremark and the sponsor of a health insurance plan of one of those patients filed complaints against Caremark, employees of Caremark and others in the United States District Court for the District of Minnesota. Each complaint purported to be on behalf of a class and alleged violations of the federal mail and wire fraud statutes, the federal conspiracy statute and the state consumer fraud statute, as well as conspiracy to breach a fiduciary duty, negligence and fraud. Each complaint sought unspecified treble damages, and attorneys' fees and expenses. In July 1996, these plaintiffs also filed a separate lawsuit in the Minnesota State Court in the County of Hennepin against a subsidiary of Caremark purporting to be on behalf of a class and alleging all of the claims contained in the complaint filed with the Minnesota federal court other than the federal claims contained therein. The state complaint seeks unspecified damages, attorneys' fees and expenses and an award of punitive damages. In November 1996, in response to a motion by the plaintiffs, the Court dismissed the United States District Court cases without prejudice. On March 27, 1996, the Minnesota State Court lawsuit was dismissed with prejudice. In July 1995, another patient of the same physician filed a separate complaint in the District of South Dakota against the physician, Caremark and another corporation alleging violations of the federal laws prohibiting payment of remuneration to induce referral of Medicare and Medicaid beneficiaries, and the federal mail fraud and conspiracy statutes. The complaint also alleges the intentional infliction of emotional distress and seeks trebling of at least $15.9 million in general damages, attorneys' fees and costs, and an award of punitive damages. In August 1995, the parties to the case filed in South Dakota agreed to a stay of all proceedings until final judgment has been entered in a criminal case that is presently pending against this physician. The Company intends to defend these cases vigorously. Management is unable at this time to estimate the impact, if any, of the ultimate resolution of these matters.


     Beginning in September 1994, Caremark was named as a defendant in a series of new lawsuits added to a pending group of actions (including a class action) brought in 1993 under the antitrust laws by local and chain retail pharmacies against brand name pharmaceutical manufacturers, wholesalers and prescription benefit managers other than Caremark. The new lawsuits, filed in federal district courts in at least 38 states (including the United States District Court for the Northern District of Illinois), allege that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the complaining retail pharmacies (approximately 3,900 in number). The complaints charge that certain defendant prescription benefit managers, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers, in violation of the Robinson-Patman Act. Each complaint seeks unspecified treble damages, declaratory and equitable relief, and attorneys' fees and expenses. All of these actions have been transferred by the Judicial Panel for Multidistrict Litigation to the United States District Court for the Northern District of Illinois for coordinated pretrial procedures. Caremark was not named in the class action. In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims

                               MEDPARTNERS, INC.

brought by a limited number of plaintiffs against five defendants not including Caremark. On July 1, 1996, the district court directed entry of a partial final order in the class action approving an amended settlement with certain of pharmaceutical manufacturers. The amended settlement provides for a cash payment by the defendants in the class action (which does not include Caremark) of approximately $351.0 million to class members in settlement of conspiracy claims as well as a commitment from the settling manufacturers to abide by certain injunctive provisions. All class action claims against non-settling manufacturers as well as all opt out and other claims generally, including all Robinson-Patman Act claims against Caremark, remain unaffected by the settlement. The district court also certified to the court of appeals for interlocutory review certain orders relating to non-settled conspiracy claims against the pharmaceuticals manufacturers and wholesalers. These interlocutory orders do not relate to any of the claims brought against Caremark. The Company intends to defend these cases vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of the Company, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of the Company.

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

     Option Grants in 1996. The following table contains information concerning the grant of stock options under the Stock Option Plans (as defined below) to the Named Executive Officers in 1996:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                               POTENTIAL REALIZABLE
                                                                                                 VALUE AT ASSUMED
                                                 INDIVIDUAL GRANTS                                 ANNUAL RATES
                          ----------------------------------------------------------------        OF STOCK PRICE
                              NUMBER OF        PERCENT OF TOTAL                                  APPRECIATION FOR
                              SECURITIES       OPTIONS GRANTED    EXERCISE OR                     OPTION TERM(2)
                          UNDERLYING OPTIONS     TO EMPLOYEES     BASE PRICE    EXPIRATION   -------------------------
NAME                        GRANTED (#)(1)      IN FISCAL YEAR      ($/SH)         DATE        5% ($)        10% ($)
----                      ------------------   ----------------   -----------   ----------   -----------   -----------
Larry R. House..........        500,000(3)(4)         4.4%          $16.625      11/21/05    $ 4,791,434   $11,911,841
                                600,000(3)(5)         5.3            25.759       4/10/06      9,716,422    24,623,321
                                600,000(3)(6)         5.3            16.625       4/10/06      6,046,764    15,197,843
                              1,000,000(3)            8.9            16.625       7/24/06     10,455,373    26,495,968
Mark L. Wagar...........        150,000(4)            1.3%          $16.625      11/29/05    $ 1,441,636   $ 3,586,240
                                100,000(3)(4)         0.9            16.625      11/29/05        961,091     2,390,827
                                150,000(5)            1.3            25.750       4/10/06      2,429,105     6,155,830
                                150,000(6)            1.3            16.625       4/10/06      1,511,691     3,799,461
                                150,000               1.3            16.625       7/24/06      1,568,306     3,974,395
James G. Connelly,
  III...................        230,000               2.0%          $19.875        9/5/06    $ 2,874,835   $ 7,285,395
Kristen E. Gibney.......        175,000               1.6%          $19.875        9/5/06    $ 2,187,374   $ 5,543,235
Michele J. Hooper.......        100,000               0.9%          $19.875        9/5/06    $ 1,249,928   $ 3,167,563

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

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                                                               VALUE OF
                                                                                              UNEXERCISED
                                                             NUMBER OF SECURITIES            IN-THE-MONEY
                                                            UNDERLYING UNEXERCISED            OPTIONS AT
                                                             OPTIONS AT FY-END(#)            FY-END($)(1)
                           SHARES ACQUIRED      VALUE      -------------------------   -------------------------
          NAME             ON EXERCISE(#)    REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
          ----             ---------------   -----------   -------------------------   -------------------------
Larry R. House...........       55,000       $1,694,000        2,428,000/     --       $11,532,500/$       --
Mark L. Wagar............           --       $       --          220,000/330,000       $   907,500/$1,361,250
James G. Connelly, III...           --       $       --          610,465/184,000       $ 5,401,324/$  161,000
Kristen E. Gibney........       47,388(2)    $  620,200          211,236/     --       $ 1,408,721/$       --
Michele J. Hooper........           --       $       --          213,170/ 80,000       $ 1,588,429/$   70,000

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

  1. Financial Statements.


     The consolidated financial statements of the Company and its subsidiaries filed as a part of this Annual Report on Form 10-K/A are listed in Item 8 of the Annual Report on Form 10-K/A, which listing is hereby incorporated herein by reference.


  2. Financial Statement Schedules.

     All schedules for which provision is made in the applicable accounting regulations of the Commission have been omitted because they are not required under the related instructions, or are inapplicable, or because the information has been provided in the consolidated financial statement or the Notes thereto.

  3. Exhibits.


     The Exhibits filed as a part of this Annual Report are listed in Item 14(c) of this Annual Report on Form 10-K/A, which is hereby incorporated herein by reference.


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

(C) EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  (2)-1    --  Amended and Restated Agreement to Purchase Assets, dated as of March 11, 1996, as amended by Amendment No. 1 dated June
               28, 1996, by and among MedPartners/Mullikin, Inc.,
               MedPartners, Inc. and New Management, filed as Exhibit (2)-2 to the Company's Registration Statement on Form S-4
               (Registration No. 333-4348), is hereby incorporated herein by reference.
  (2)-2    --  Plan and Agreement of Merger, dated as of May 13, 1996, among MedPartners/Mullikin, Inc., PPM Merger Corporation and
               Caremark International, Inc., filed as Exhibit (2)-1 to the
               Company's Registration Statement on Form S-4 (Registration
               No. 333-09767), is hereby incorporated herein by reference.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  (2)-3    --  Amended and Restated Plan of Agreement of Merger, dated as of October 24, 1996, among MedPartners, Inc. and Cardinal
               HealthCare, P.A., filed as Exhibit (2)-3 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1996, is hereby incorporated herein by
               reference.
  (2)-4    --  Plan and Agreement of Merger, dated as of November 20, 1996, among MedPartners, Inc., SA Merger Corporation and Drs.
               Sheer Ahearn & Associates, P.A., filed as Exhibit (2)-4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is hereby incorporated herein by
               reference.
  (3)-1    --  MedPartners, Inc. Third Restated Certificate of
               Incorporation, filed as Exhibit (3)-1 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1996, is hereby incorporated herein by
               reference.
  (3)-2    --  MedPartners, Inc. Second Amended and Restated Bylaws, filed as Exhibit (3)-2 to the Company's Registration Statement on
               Form S-1 (Registration No. 333-12465), is hereby
               incorporated herein by reference.
  (4)-1    --  MedPartners, Inc. Rights Plan, filed as Exhibit (4)-1 to the
               Company's Registration Statement on Form S-4 (Registration
               No. 33-00774), is hereby incorporated herein by reference.
  (4)-2    --  Amendment No. 1 to the Rights Plan of MedPartners, Inc.,
               filed as Exhibit (4)-2 to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1996, is
               hereby incorporated herein by reference.
  (4)-3    --  Amendment No. 2 to the Rights Plan of MedPartners, Inc.,
               filed as Exhibit (4)-2 to the Company's Registration
               Statement on Form S-3 (Registration No. 333-17339), is
               hereby incorporated herein by reference.
 (10)-1    --  Consulting Agreement, dated as of August 7, 1996, by and among Caremark International Inc., MedPartners, Inc. and
               C.A. Lance Piccolo, filed as Exhibit (10)-1 to the Company's
               Registration Statement on Form S-4 (Registration No.
               333-09767), is hereby incorporated herein by reference.
 (10)-2    --  Consulting Agreement, dated as of August 7, 1996, by and among Caremark International Inc., MedPartners, Inc. and
               Thomas W. Hodson, filed as Exhibit (10)-2 to the Company's
               Registration Statement on Form S-4 (Registration No.
               333-09767), is hereby incorporated herein by reference.
 (10)-3    --  Consulting Agreement, dated as of November 29, 1995, by and between MedPartners, Inc. and Walter T. Mullikin, M.D.,
               filed as Exhibit (10)-1 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.
 (10)-4    --  Termination Agreement, dated as of November 29, 1995, by and between MedPartners/Mullikin, Inc. and Walter T. Mullikin, filed as Exhibit (10)-2 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.
 (10)-5    --  Consulting Agreement, dated as of November 29, 1995, by and between MedPartners/Mullikin, Inc. and John S. McDonald,
               filed as Exhibit (10)-3 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.
 (10)-6    --  Termination Agreement, dated as of November 29, 1995, by and between MedPartners/Mullikin, Inc. and John S. McDonald,
               filed as Exhibit (10)-4 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.
 (10)-7    --  Employment Agreement, dated July 24, 1996, by and between
               MedPartners, Inc. and Larry R. House, filed as Exhibit
               (10)-7 to the Company's Registration Statement on Form S-1
               (Registration No. 333-12465), is hereby incorporated herein by reference.
 (10)-8    --  Employment Agreement, dated July 24, 1996, by and between
               MedPartners, Inc. and Mark L. Wagar, filed as Exhibit (10)-8 to the Company's Registration Statement on Form S-1
               (Registration No. 333-12465), is hereby incorporated herein by reference.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 (10)-9    --  Employment Agreement, dated July 24, 1996, by and between
               MedPartners, Inc. and Harold O. Knight, Jr., filed as
               Exhibit (10)-9 to the Company's Registration Statement on
               Form S-1 (Registration No. 333-12465), is hereby
               incorporated herein by reference.
(10)-10    --  Employment Agreement, dated July 24, 1996, by and between
               MedPartners, Inc. and Tracy P. Thrasher, filed as Exhibit
               (10)-10 to the Company's Registration Statement on Form S-1
               (Registration No. 333-12465), is hereby incorporated herein by reference.
(10)-11    --  Credit Agreement, dated September 5, 1996, by and among
               MedPartners, Inc., NationsBank, National Association
               (South), as administrative agent for the Lenders, The First
               National Bank of Chicago, as Documentation Agent for the
               Lenders, and the Lenders thereto, filed as Exhibit (10)-17 to the Company's Registration Statement on Form S-1
               (Registration No. 333-12465), is hereby incorporated herein by reference.
(10)-12    --  Amendment No. 1 to Credit Agreement and Consent, dated
               September 5, 1996, by and among MedPartners, Inc.,
               NationsBank, National Association (South), as administrative agent for the Lenders, The First National Bank of Chicago, as Documentation Agent for the Lenders, and the Lenders
               thereto, filed as Exhibit (10)-18 to the Company's
               Registration Statement on Form S-1 (Registration No.
               333-12465), is hereby incorporated herein by reference.
(10)-13    --  MedPartners/Mullikin, Inc. 1993 Stock Option Plan, filed as
               Exhibit (4)-1 to the Company's Registration Statement on
               Form S-8 (Registration No. 333-00234), is hereby
               incorporated herein by reference.
(10)-14    --  MedPartners/Mullikin, Inc. 1995 Stock Option Plan, as
               amended, filed as Exhibit (4)-2 to the Company's
               Registration Statement on Form S-4 (Registration No.
               333-00774), is hereby incorporated herein by reference.
(10)-15    --  MedPartners Incentive Compensation Plan, filed as Exhibit
               (4)-2 to the Company's Registration Statement on Form S-8
               (Registration No. 333-11875), is hereby incorporated herein by reference.
(10)-16    --  Caremark International Inc. 1992 Stock Option Plan for
               Non-Employee Directors, filed as Exhibit (4)-2 to the
               Company's Registration Statement on Form S-8 (Registration
               No. 333-14163), is hereby incorporated herein by reference.
(10)-17    --  MedPartners 1997 Long Term Incentive Compensation Plan,
               dated as of February 25, 1997, filed as Exhibit (10)-17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is hereby incorporated herein by
               reference.
   (11)    --  Statement re: Earnings per share, filed as Exhibit (11) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is hereby incorporated herein by
               reference.
   (21)    --  Subsidiaries of MedPartners, Inc., filed as Exhibit (21) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is hereby incorporated herein by
               reference.
   (23)    --  Consent of Ernst & Young LLP.

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


                                          Date:  May 15, 1997


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


                      SIGNATURE                                     CAPACITY                    DATE
                      ---------                                     --------                    ----

                /s/ S. LARRY R. HOUSE                    Chairman of the Board,              May 15, 1997
-----------------------------------------------------      President and Chief
                   Larry R. House                          Executive Officer and
                                                           Director

              /s/ HAROLD O. KNIGHT, JR.                  Executive Vice President and        May 15, 1997
-----------------------------------------------------      Chief Financial Officer
                Harold O. Knight, Jr.

               /s/ RICHARD M. SCRUSHY                    Director                            May 15, 1997
-----------------------------------------------------
                 Richard M. Scrushy

             /s/ LARRY D. STRIPLIN, JR.                  Director                            May 15, 1997
-----------------------------------------------------
               Larry D. Striplin, Jr.

             /s/ CHARLES W. NEWHALL, III                 Director                            May 15, 1997
-----------------------------------------------------
               Charles W. Newhall, III

                /s/ TED H. MCCOURTNEY                    Director                            May 15, 1997
-----------------------------------------------------
                  Ted H. McCourtney

            /s/ WALTER T. MULLIKIN, M.D.                 Director                            May 15, 1997
-----------------------------------------------------
              Walter T. Mullikin, M.D.

             /s/ JOHN S. MCDONALD, J.D.                  Director                            May 15, 1997
-----------------------------------------------------
               John S. McDonald, J.D.

                /s/ RICHARD J. KRAMER                    Director                            May 15, 1997
-----------------------------------------------------
                  Richard J. Kramer

             /s/ ROSALIO J. LOPEZ, M.D.                  Director                            May 15, 1997
-----------------------------------------------------
               Rosalio J. Lopez, M.D.

                      SIGNATURE                                     CAPACITY                    DATE
                      ---------                                     --------                    ----

               /s/ C.A. LANCE PICCOLO                    Director                            May 15, 1997
-----------------------------------------------------
                 C.A. Lance Piccolo

                /s/ ROGER L. HEADRICK                    Director                            May 15, 1997
-----------------------------------------------------
                  Roger L. Headrick

          /s/ HARRY M. JANSEN KRAEMER, JR.               Director                            May 15, 1997
-----------------------------------------------------
            Harry M. Jansen Kraemer, Jr.