Form 10-Q
period 1997-03-31
MEDPARTNERS INC
filed 1997-05-15
CIK 1000736

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO
                               -------  --------

                       COMMISSION FILE NUMBER: 0-27276



                              MEDPARTNERS, INC
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                   63-1151076
   (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

                        3000 GALLERIA TOWER, SUITE 1000
                           BIRMINGHAM, ALABAMA 35244
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (205)733-8996
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at May 9, 1997
       ------------                     --------------------------
       COMMON STOCK, PAR VALUE                 171,518,190*
           $.001 PER SHARE

* Includes 9,317,000 shares held in trust to be utilized in employee benefit plans.

     FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     FORWARD LOOKING STATEMENTS. Statements in this document that are not historical facts are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and section 27A of the Securities Act of 1933 ( the "Securities Act"). MedPartners, Inc. (the "Company") cautions readers that such "forward looking statements", including without limitation, those relating to the Company's future business prospects, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company are necessarily estimates reflecting the best judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements". Such "forward looking statements" should therefore, be considered in light of various important factors, including those set forth below and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "SEC").

     These "forward looking statements" are found at various places throughout this document. Additionally, the discussion herein under the captions "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are susceptible to the risks and uncertainties discussed below. Moreover, the Company, through its senior management, may from time to time make "forward looking statements" about matters described herein or other matters concerning the Company.

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

     risks relating to the Company's growth strategy; risks relating to integration in connection with acquisitions; risks relating to capital requirements; identification of growth opportunities; dependence on HMO enrollee growth; risks related to the capitated nature of revenue; control of healthcare costs; risks relating to certain legal matters; risks relating to exposure to professional liability; risks relating to government regulation; risks relating to pharmacy licensing operations; risks relating to healthcare reform and proposed legislation; and possible volatility of stock price.

     For a more detailed discussion of these factors and their potential impact on future results, see the applicable discussions herein.

                               MEDPARTNERS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX


                                                                                                             Page
                                                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

        Consolidated Balance Sheets -
        December 31, 1996 (Audited) and March 31, 1997 (Unaudited)...............................             4

        Consolidated Statements of Operations (Unaudited)-
        Three Months Ended March 31, 1996 and 1997...............................................             5

        Consolidated  Statements of Cash Flows (Unaudited) -
        Three Months Ended March 31, 1996 and 1997...............................................             6

        Notes to Consolidated Financial Statements (Unaudited)...................................             7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations .............................................             9

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings................................................................            16

Item 2.         Changes in Securities............................................................            16

Item 6.         Exhibits and Reports on Form 8-K.................................................            16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
                              MEDPARTNERS, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                                                          DECEMBER 31,    MARCH 31,
                                                                                              1996          1997
                                                                                            (AUDITED)    (UNAUDITED)
                                                                                                (IN THOUSANDS)
                                                           ASSETS
Current assets:
  Cash and cash equivalents...........................................................    $  123,779    $  141,578
  Accounts receivable, less allowances for bad debts of $120,350 and $124,925.........       563,519       610,675
  Inventories.........................................................................       150,156       131,403
  Income tax receivable...............................................................         2,496         1,223
  Deferred  tax assets, net...........................................................        52,479        34,030
  Prepaid expenses and other current assets...........................................        54,689        77,556
                                                                                          ----------    ----------
     Total current assets.............................................................       947,118       996,465
Property and equipment, net...........................................................       505,060       507,878
Intangible assets, net................................................................       659,202       681,720
Deferred tax asset....................................................................        18,333        10,243
Other assets..........................................................................       136,256       170,299
                                                                                          ----------    ----------
     Total assets.....................................................................    $2,265,969    $2,366,605
                                                                                          ==========    ==========
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................    $  280,060    $  305,974
  Accrued medical claims payable......................................................        93,043        95,817
  Other accrued expenses and liabilities..............................................       375,618       334,119
  Current portion of long-term liabilities............................................        28,084        24,224
                                                                                          ----------    ----------
     Total current liabilities........................................................       776,805       760,134

Long-term debt, net of current portion................................................       715,657       763,893
Other long-term liabilities...........................................................        34,010        33,504

Stockholders' equity:

  Common stock, $.001 par value; 400,000 shares authorized; issued -- 165,281 in 1996
    and 171,537 in 1997...............................................................           165           172
  Additional paid-in capital..........................................................       788,636       822,472
  Notes receivable from stockholders..................................................        (1,665)       (1,590)
  Shares held in trust, 9,317 shares in 1996 and 1997.................................      (150,200)     (150,200)
  Retained earnings...................................................................       102,561       138,220
                                                                                          ----------    ----------
     Total stockholders' equity.......................................................       739,497       809,074
                                                                                          ----------    ----------
     Total liabilities and stockholders' equity.......................................    $2,265,969    $2,366,605
                                                                                          ==========    ==========

See accompanying notes to unaudited consolidated financial statements.

                              MEDPARTNERS, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                        --------------------------------
                                                                            1996                1997
                                                                        -----------           ----------
                                                                          (IN THOUSANDS, EXCEPT  PER
                                                                                SHARE AMOUNTS)
Net revenue.....................................................        $1,149,812            $1,332,271
Operating expenses:
  Clinic expenses...............................................           563,224               640,623
  Non-clinic goods and services.................................           477,264               555,818
  General and administrative expenses...........................            39,439                35,399
  Depreciation and amortization.................................            19,592                25,334
  Net interest expense..........................................             6,741                 9,686
  Merger expenses...............................................            34,448                     -
  Other, net....................................................              (144)                    -
                                                                        ----------            ----------
Income from continuing operations before income taxes...........             9,248                65,411
Income tax expense..............................................             6,496                24,925
                                                                        ----------            ----------
Income from continuing operations...............................             2,752                40,486
Discontinued operations:
  Loss from discontinued operations.............................           (71,221)                    -
  Net gains on sales of discontinued operations.................             2,523                     -
                                                                        ----------            ----------
Loss from discontinued operations...............................           (68,698)                    -
                                                                        ----------            ----------
Net income (loss)...............................................        $  (65,946)           $   40,486
                                                                        ==========            ==========
Earnings per common and common equivalent share:
  Income from continuing operations.............................        $     0.02            $     0.25
  Operating loss from discontinued operations...................             (0.46)                    -
                                                                        ----------            ----------
  Net income (loss).............................................        $    (0.44)           $     0.25
                                                                        ==========            ==========
Weighted average common and common equivalent shares outstanding           150,422               164,841
                                                                        ==========            ==========


See accompanying notes to unaudited consolidated financial statements.

                              MEDPARTNERS, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        ------------------------
                                                                                           1996         1997
                                                                                        -----------  -----------
                                                                                            (IN THOUSANDS)
Operating activities:
Net income from continuing operations.................................................    $  2,752     $ 40,486
Adjustments to reconcile net income from continuing operations to net cash and cash equivalents provided by operating activities:
  Depreciation and amortization.......................................................      19,592       25,334
  Provision for deferred taxes........................................................       2,577       23,451
  Merger expenses.....................................................................      34,448            -
  Other...............................................................................           -          612
  Changes in operating assets and liabilities, net of effects of acquisitions.........     (24,641)     (44,630)
                                                                                          --------     --------
    Net cash and cash equivalents provided by operating activities....................      34,728       45,253
Investing activities:
  Cash paid for merger charges........................................................     (17,754)     (25,887)
  Net cash used to fund acquisitions..................................................     (76,012)     (43,144)
  Purchase of property and equipment..................................................     (30,758)     (16,769)
  Additions to intangibles, net of acquisitions........................................     (1,464)      (5,256)
  Net proceeds from marketable securities.............................................      27,482            -
  Other...............................................................................           5       (1,335)
                                                                                          --------     --------
    Net cash and cash equivalents used in investing activities........................     (98,501)     (92,391)
Financing activities:
  Common stock issued and capital contributions.......................................     224,114       24,464
  Proceeds from debt..................................................................      18,786      120,805
  Repayment of debt...................................................................     (96,241)     (79,445)
  Other...............................................................................          64           75
                                                                                          --------     --------
    Net cash and cash equivalents provided by financing activities....................     146,723       65,899
Cash provided by (used in) discontinued operations....................................      44,300       (1,453)
                                                                                          --------     --------
Net increase in cash and cash equivalents.............................................     127,250       17,308
Cash and cash equivalents at beginning of period......................................      87,081      123,779
Beginning cash and cash equivalents of immaterial pooling of interests entities.......       3,295          491
                                                                                          --------     --------
Cash and cash equivalents at end of period............................................    $217,626     $141,578
                                                                                          ========     ========

See accompanying notes to unaudited consolidated financial statements.

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

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and footnote disclosures should be read in conjunction with the December 31, 1996 audited consolidated financials statements and the notes thereto.

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

NOTE 2. ACQUISITIONS

        During the three months ended March 31, 1997, the Company, through its wholly-owned subsidiaries, acquired certain operating assets of various medical practices. Simultaneously with each medical practice acquisition, the Company entered into a practice management agreement which generally has a 20 to 40 year term. Pursuant to the practice management agreements, the Company manages all aspects of the affiliated practice other than the provision of medical services, which is controlled by the physician groups. Generally, the practice management agreements cannot be terminated by the physician group or Company without cause, which includes material default or bankruptcy. Upon termination for cause or expiration of the clinic services agreement, the physician group has the option to purchase some or all of the assets owned by the Company, generally at current book values. The acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets based on the estimated fair values at the date of acquisition. The estimated fair value of assets acquired is $50.1 million. A total of $43.1 million in cash and 329,070 shares of stock valued at approximately $7.0 million were given in exchange for these assets during the three months ended March 31, 1997.


NOTE 3. DISCONTINUED OPERATIONS

        Effective February 29, 1996, the Company sold its Nephrology Services business to Total Renal Care, Inc. for $49.0 million in cash, subject to certain post-closing adjustments. The after-tax gain on disposition of this business, net of disposal costs, was $2.5 million. In March 1996, Caremark agreed to settle all disputes with a number of private payors. The settlements resulted in an after-tax charge of $43.8 million. These disputes related to businesses that were covered by Caremark's settlement with federal and state agencies in June 1995. In addition, Caremark agreed to pay $24.1 million after-tax to cover the private payors' pre-settlement and settlement related expenses. An after-tax charge for the above amounts is included in first quarter 1996 discontinued operations. The Company's consolidated financial statements present the operating income and net assets of these discontinued operations separately from continuing operations.

                                 MEDPARTNERS, INC.

NOTE 4.  SUBSEQUENT EVENTS

         On January 20, 1997, the Company agreed to merge with InPhyNet Medical Management Inc. ("InPhyNet"), a provider of hospital based physician services headquartered in the Ft. Lauderdale area. In 1996, InPhyNet provided physician practice management services at 188 service sites in 26 states with hospital-based services and capitated networks. The consideration for this transaction is based on a fixed exchange ratio of 1.311 shares of MedPartners common stock for each share of InPhyNet common stock. Based on this ratio, approximately 22 million shares of the Company's common stock will be issued in exchange for all outstanding shares of InPhyNet's common stock. The transaction is expected to be accounted for as a pooling of interests and is expected to close during the second quarter of 1997.

         On May 2, 1997, the Company completed a transaction in which it acquired Aetna Professional Management Corporation ("APMC"), Aetna U.S. Healthcare's physician practice management business, and most of the Health Ways Family Medical Centers and affiliated group practices. The Company's acquisition of Health Ways Family Medical Centers includes 47 Health Ways and affiliated medical centers which employ 189 physicians; and the six independent practice associations ("IPAS") which represent nearly 800 physicians to which APMC provides practice management and other services. Health Ways and the affiliated centers are located in seven metropolitan markets where the Company already has a presence, including Atlanta, the Baltimore/D.C. and northern Virginia area, Philadelphia, Dallas, Akron, Chicago, and southern California. Health Ways and the affiliated centers provide primary and specialty care to approximately 280,000 individuals, including 40,000 Aetna U.S. Healthcare members. As part of the APMC acquisition, the Company will enter into a 10-year agreement which will allow the members of the Company's networks of affiliated physicians to be authorized providers for many of the 14 million members of Aetna U.S. Healthcare's health plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The purpose of the following discussion is to facilitate the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company, including changes arising from recent acquisitions by the Company, the timing and nature of which have significantly affected the Company's results of operations. This discussion should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this document. Unless the context otherwise requires, as used herein, the term "MedPartners" or the "Company" refers collectively to MedPartners, Inc. and its predecessor, also named MedPartners, Inc. and their respective subsidiaries and affiliates.

GENERAL

          MedPartners is the largest physician practice management ("PPM") company in the United States. The Company develops, consolidates and manages integrated healthcare delivery systems. Through its network of affiliated group and IPA physicians, the Company provides primary and specialty healthcare services to prepaid managed care enrollees and fee-for-service patients. The Company also operates one of the largest independent prescription benefit management ("PBM") programs in the United States and provides disease management services and therapies for patients with certain chronic conditions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

          The Company also manages outpatient prescription drug benefit programs for clients throughout the United States, including corporations, insurance companies, unions, government employee groups and managed care organizations. The Company dispenses prescriptions daily through four mail service pharmacies and manages patients' immediate prescription needs through a network of national retail pharmacies. The Company is in the process of integrating its PBM program with the PPM business by providing PBM services to the affiliated physicians, clinics and HMOs. The Company's disease management services are intended to meet the healthcare needs of individuals with chronic diseases or conditions. These services include the design, development and management of comprehensive programs that comprise drug therapies, physician support and patient education. The Company currently provides therapies and services for individuals with such conditions as hemophilia, growth disorders, immune deficiencies, genetic emphysema, cystic fibrosis and multiple sclerosis.

RESULTS OF OPERATIONS

          Through the Company's network of affiliated group and IPA physicians, MedPartners provides primary and specialty healthcare services to prepaid managed care enrollees and fee-for-service patients. The Company also fills in excess of 50 million prescriptions on an annual basis and provides services and therapies to patients with certain chronic conditions, primarily hemophilia and growth disorders. The following table sets forth the earnings summary by service area for the periods indicated (in thousands):


                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         1996           1997
                                       --------        --------
Physician Services
  Net revenue                          $614,054        $715,100
  Operating income                       26,329          46,790
  Margin                                    4.3%            6.5%

Pharmaceutical Services
  Net revenue                          $422,691        $500,839
  Operating income                       16,465          19,297
  Margin                                    3.9%            3.9%

Specialty Services
  Net revenue                          $113,067        $116,332
  Operating income                       13,937          13,235
  Margin                                   12.3%           11.4%

Corporate Services
  Operating (loss)                     $ (6,438)       $ (4,225)
  Percentage of total net revenue          (0.6%)          (0.3%)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)

Physician Practice Management Services

          The Company's PPM revenue has increased primarily due to growth in prepaid enrollment, existing practice growth and new practice affiliations. The Company's PPM operations in the western region of the country function in a predominantly prepaid environment. The Company's PPM operations in the other regions of the country are in predominantly fee-for-service environments with limited but increasing managed care penetration. The following table sets forth the breakdown of net revenue for the PPM services area for the periods indicated (in thousands):


                             THREE MONTHS ENDED
                                  MARCH 31,
                             --------------------
                               1996        1997
                             --------    --------
Prepaid health care.......   $333,096    $373,370
Fee-for-service...........    276,049     337,939
Other.....................      4,909       3,791
                             --------    --------
Net Revenue...............   $614,054    $715,100
                             ========    ========

          The Company's prepaid healthcare revenue reflects the number of HMO enrollees for whom it receives monthly capitation payments. The Company receives professional capitation to provide physician services and institutional capitation to provide hospital care and other non-professional services. The table below sets forth the changes in enrollment for professional and institutional capitation:


                            AT MARCH 31,
                        --------------------
                          1996       1997
                        ---------  ---------
Professional enrollees    915,272  1,027,230
Global enrollees          605,042    659,752
                        ---------  ---------
  Total enrollees       1,520,314  1,686,982
                        =========  =========

          The Company has consolidated the majority of its acquisitions into its management infrastructure, eliminating substantial overhead expenses and improving integration of medical, administrative, and operation management.
The integration of various acquisitions into existing networks has allowed the conversion of thousands of prepaid enrollees from professional capitation to global capitation. This integration has been a significant factor in increasing operating margins in the PPM service area from 4.3% in the first quarter of 1996 to 6.5% in the first quarter of 1997.

          The Company has developed strong relationships with many of the national and regional managed care organizations and has demonstrated its ability to deliver high-quality, cost-effective care. The Company is strategically positioned to capitalize on the industry's continued evolution toward a prepaid environment, specifically by increasing the number of prepaid enrollees and converting existing enrollees from professional to global capitation. These changes are expected to result in significant internal growth. During the first quarter of 1997, for example, the Company converted approximately 56,000 lives from professional to global capitation. An additional 180,000 lives are expected to be converted in the second quarter, exclusive of lives from the Company's alliance with Aetna U.S. Healthcare.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)

          In addition to the increased revenue and operational efficiencies realized through acquisition and consolidation, the Company is profiting from synergies produced by the exchange of ideas among physicians and managers across geographical boundaries and varied areas of specialization. The PPM service area, for example, has established medical management committees that meet monthly to discuss implementation of the best medical management techniques to assist the Company's affiliated physicians in delivering the highest quality of care at lower costs in a consistent fashion. The Company is capitalizing on the knowledge of its western groups, which have significant experience operating in a prepaid environment, to transfer the best practices to other groups in markets with increasing managed care penetration. Through interaction between physicians and managers from various medical groups, significant cost savings continue to be identified at several of the Company's larger affiliated groups.

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

Pharmacy Benefit Management Services

          Pharmaceutical Services revenue continues to exhibit sustained growth reflecting increases in both mail and retail related services. First quarter 1997 revenue is 18.5% above first quarter 1996. This growth is due to increased pharmacy transaction volume (8.0%), drug cost inflation, product mix and pricing (9.9%), and growth of clinical and other programs (0.6%). Key factors contributing to this growth include high customer retention, additional penetration of retained customers, and new customer contracts. Pharmaceutical Services' largest single client contract, with the National Association of Letter Carriers, became effective January 1, 1997. The majority of Pharmaceutical Services revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. Revenue for selected types of services is earned based on a percentage of savings achieved or on a per-enrollee or per-member basis; however, this revenue is not material to total revenue.

          Operating income experienced growth of 17.2% in the first quarter of 1997 over the first quarter 1996. Operating margins remained flat as compared to the first quarter of 1996. Lower margin retail service revenue continues to grow at a faster rate than mail related revenue. However, reductions in operating expenses have offset any impact on operating margins and have contributed to the overall growth in operating income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)

Specialty Services

          Specialty Services concentrates on providing high quality products and services in the home. Domestically, these services focus on low incidence chronic diseases. Internationally, the Company has established home care businesses in Canada, Germany, the Netherlands, the United Kingdom, and Japan, where it is expanding into new services in response to transforming healthcare delivery systems in these countries. Margins for specialty services have declined slightly as a result of managed care pricing pressures, restructuring of benefit plans by payors and reduced reimbursement from Medicaid and other state agency payors. For the hemophilia business, federal government programs providing special pricing to qualified organizations who may be competitors have impacted margins negatively. In addition to pricing pressures, particularly in growth deficiency therapy, operating expenses and cost of service expenses rose due to programs targeted at launching the Company's new
MS therapy service, an expanded payor marketing initiative and an initiative targeted at attaining accreditation by the Joint Committee on Accreditation of Healthcare Organizations for the nationwide system of pharmacies. To offset these declines, the Company launched new products and services including the opening of a PBM in the Netherlands and a multiple sclerosis ("MS") therapy service in the U.S.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 AND 1996

          For the three months ended March 31, 1997, net revenue was $1,332.3 million, compared to $1,149.8 million for the same period in 1996, an increase of 15.9%. The increase in net revenue primarily resulted from affiliations with new physician practices and the increase in pharmaceutical services net revenue, which accounted for $26.9 million and $78.1 million of the increase in net revenue, respectively. The increase in pharmaceutical services net revenue is attributable to pharmaceutical price increases, the addition of new customers, further penetration of existing customers and the sale of new products.

          Operating income grew 77.7% and 17.2% in the first quarter of 1997, as compared to the same period of 1996, for the physician services and pharmaceutical services areas, respectively. The increase in the physician services area is the result of higher net revenue and increases in operating margins resulting from the spreading of fixed overhead expenses over a larger revenue base and continued integration of operations. The pharmaceutical services area's increase in operating income was primarily due to reductions in operating expenses and higher net revenue. Operating income and margins declined in the corresponding periods for the specialty services area as a result of lower volumes in the hemophilia business and continued pricing pressures for its growth hormone products.

          Net income for the first quarter of 1997 was $40.5 million, as compared to a loss of $(65.9) million for the same period of 1996. Net loss for the first quarter of 1996 included merger charges totaling $34.4 million relating to the business combination with PPSI and a loss from discontinued operations of $68.7 million discussed below.

DISCONTINUED OPERATIONS

          During the first quarter of 1996, Caremark divested its Nephrology Services business in addition to settling disputes with private payors, both discussed in Note 3 of the accompanying unaudited consolidated financial statements. In accordance with APB 30, which addresses the reporting for disposition of business segments, the Company's consolidated financial statements present the operating income and net assets of these discontinued operations separately from continuing operations.

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

          The Company completed the Caremark acquisition in September 1996. There are various Caremark legal matters which, if materially adversely determined, could have a material adverse effect on the Company's operating results and financial condition. See Part II, Item 1 of this Quarterly report on Form 10-Q for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1997, the Company had working capital of $236.3 million, including cash and cash equivalents of $141.6 million. For the first three months of 1997, cash flow from operations was $45.3 million compared to $34.7 million for the same period of 1996.

          For the three months ended March 31, 1997 and 1996, the Company invested $43.1 million and $76.0 million, respectively, in acquisitions of the assets of physician practices, and $16.8 million and $30.8 million, respectively, in property and equipment. During the three months ended March 31, 1997 and 1996, the Company paid $25.9 and $17.8 million, respectively, in cash for merger costs. These expenditures were funded by approximately $24.5 million derived primarily from stock option exercises and net incremental borrowings of $41.4 million for the three months ending March 31, 1997 and $224.1 million derived from a secondary stock offering for the same period of 1996. Investments in acquisitions and property and equipment are anticipated to continue to be substantial uses of funds in future periods.

          The Company entered into a $1 billion Revolving Credit and Reimbursement Agreement, which became effective simultaneously with the closing of the Caremark acquisition on September 5, 1996, replacing its then existing credit facility. No principal is due on the facility until its maturity date of September 2001. As of March 31, 1997, there was $266 million outstanding under the facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)

          The Company's growth strategy requires substantial capital for the acquisition of PPM businesses and assets of physician practices, and for their effective integration, operation, and expansion. Affiliated physician practices may also require capital for renovation, expansion, and additional medical equipment and technology. The Company believes that its existing cash resources, the use of the Company's common stock for selected practice and other acquisitions, and available borrowings under the $1.0 billion credit facility or any successor credit facility, will be sufficient to meet the Company's anticipated acquisition, expansion, and working capital needs for the next twelve months. The Company expects from time to time to raise additional capital through the issuance of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions, at such times as management deems appropriate and the market allows in order to meet the capital needs of the Company. There can be no assurance that acceptable financing for future acquisitions or for the integration and expansion of existing networks can be obtained. Any of such financings could result in increased interest and amortization expense, decreased income to fund future expansion and dilution of existing equity positions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Item 3 in the Annual Report on Form 10-K/A, as filed with the Commission on May 15, 1997, which is hereby incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES.

     See Item 5 in the Annual Report on Form 10-K/A, as filed with the Commission on May 15, 1997, which is hereby incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     The exhibits filed as a part of the Quarterly Report are listed in Item 6(c) of this Quarterly Report on Form 10-Q, which is hereby incorporated herein by reference.

(b)  Reports on Form 8-K

     None

(c)  Exhibits

     The exhibits required by Regulation S-K are set forth in the following list.

(11) -  Statements re: Computation of Per Share Earnings (Unaudited)
(27) -  Financial Data Schedule (for SEC use only)


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


Date: May 15, 1997



By:  /s/ Larry R. House
     ---------------------------------------------------------------------------
     Larry R. House        Chairman, President and Chief Executive Officer


Date: May 15, 1997