Form 10-Q
period 1997-06-30
MEDPARTNERS INC
filed 1997-08-14
CIK 1000736

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________TO____________

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

                                  (205)733-8996
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                 Outstanding at August 6, 1997
                    -----                 -----------------------------

             COMMON STOCK, PAR VALUE                194,665,107*
                     $.001 PER SHARE

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

         These "forward looking statements" are found at various places throughout this document. Additionally, the discussion herein under Item 1, "Legal Proceedings," and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are susceptible to the risks and uncertainties discussed below. Moreover, the Company, through its senior management, may from time to time make "forward looking statements" about matters described herein or other matters concerning the Company.

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

                                MEDPARTNERS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                              Page
                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

         Consolidated Balance Sheets -
         December 31, 1996 (Audited) and June 30, 1997 (Unaudited)............ 4


         Consolidated Statements of Operations (Unaudited)-
         Three Months Ended June 30, 1996 and 1997 ........................... 5

         Consolidated Statements of Operations (Unaudited)-
         Six Months Ended June 30, 1996 and 1997 ............................. 6

         Consolidated  Statements of Cash Flows (Unaudited) -
         Six Months Ended June 30, 1996 and 1997 ............................. 7

         Notes to Consolidated Financial Statements (Unaudited)............... 8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................10

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings ..........................................17

Item 2.           Changes in Securities.......................................17

Item 4.           Submission of Matters to a Vote of Security Holders ........17

Item 6.           Exhibits and Reports on Form 8-K ...........................18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                MEDPARTNERS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,     JUNE 30,
                                                                                            1996            1997
                                                                                        -----------    -----------
                                                                                         (AUDITED)     (UNAUDITED)
                                                                                               (IN THOUSANDS)
                                     ASSETS
  Current assets:
    Cash and cash equivalents .......................................................   $   127,397    $   134,162
    Accounts receivable, less allowances for bad debts of $143,449 and $152,419 .....       660,150        726,248
    Inventories .....................................................................       150,586        123,056
    Income tax receivable ...........................................................         2,496            902
    Deferred  tax assets, net .......................................................        52,261         71,560
    Prepaid expenses and other current assets .......................................        69,225         70,495
                                                                                        -----------    -----------
           Total current assets .....................................................     1,062,115      1,126,423
  Property and equipment, net .......................................................       516,769        541,116
  Intangible assets, net ............................................................       686,975        844,531
  Deferred tax asset ................................................................        18,333          3,328
  Other assets ......................................................................       138,928        146,111
                                                                                        ===========    ===========
           Total assets .............................................................   $ 2,423,120    $ 2,661,509
                                                                                        ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable ................................................................   $   288,023    $   294,480
    Accrued medical claims payable ..................................................       114,753        123,891
    Other accrued expenses and liabilities ..........................................       404,334        405,333
    Current portion of long-term debt ...............................................        28,596         24,953
                                                                                        -----------    -----------
           Total current liabilities ................................................       835,706        848,657

  Long-term debt, net of current portion ............................................       715,996        926,524
  Other long-term liabilities .......................................................        34,010         33,267

  Stockholders' equity:
    Common stock, $.001 par value; 400,000 shares authorized; issued--183,950 in 1996
      and 192,309 in 1997 ...........................................................           184            192
    Additional paid-in capital ......................................................       855,162        904,030
    Notes receivable from stockholders ..............................................        (1,665)        (1,505)
    Shares held in trust, 9,317 shares in 1996 and 1997 .............................      (150,200)      (150,200)
    Retained earnings ...............................................................       133,927        100,544
                                                                                        -----------    -----------
           Total stockholders' equity ...............................................       837,408        853,061
                                                                                        ===========    ===========
           Total liabilities and stockholders' equity ...............................   $ 2,423,120    $ 2,661,509
                                                                                        ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                                MEDPARTNERS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        --------------------------
                                                                                            1996          1997
                                                                                        -----------    -----------
                                                                                        (IN THOUSANDS, EXCEPT PER
                                                                                               SHARE AMOUNTS)

  Net revenue .......................................................................   $ 1,286,692    $ 1,560,600
  Operating expenses:
    Clinic expenses .................................................................       655,781        832,448
    Non-clinic goods and services ...................................................       508,267        565,720
    General and administrative expenses .............................................        39,555         41,014
    Depreciation and amortization ...................................................        23,368         27,847
    Net interest expense ............................................................         4,158         12,549
    Merger expenses .................................................................           250         59,434
    Other, net ......................................................................            51           --
                                                                                        -----------    -----------
  Income from continuing operations before income taxes .............................        55,262         21,588
  Income tax expense ................................................................        19,271         19,540
                                                                                        -----------    -----------
  Income from continuing operations .................................................        35,991          2,048
  Loss from discontinued operations .................................................          --          (75,434)
                                                                                        -----------    -----------

  Net income (loss) .................................................................   $    35,991    $   (73,386)
                                                                                        ===========    ===========

  Earnings per common and common equivalent share:
     Income from continuing operations ..............................................   $      0.21    $      0.01
     Loss from discontinued operations ..............................................          --            (0.40)
                                                                                        -----------    -----------
     Net income (loss) ..............................................................   $      0.21    $     (0.39)
                                                                                        ===========    ===========

  Weighted average common and common equivalent shares outstanding ..................       174,397        187,427
                                                                                        ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                                MEDPARTNERS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                        --------------------------
                                                                                            1996          1997
                                                                                        -----------    -----------
                                                                                           (IN THOUSANDS, EXCEPT
                                                                                               PER SHARE AMOUNTS)
  Net revenue .......................................................................   $ 2,524,407    $ 3,028,533
  Operating expenses:
    Clinic expenses .................................................................     1,292,898      1,591,774
    Non-clinic goods and services ...................................................       985,531      1,121,538
    General and administrative expenses .............................................        85,587         85,561
    Depreciation and amortization ...................................................        44,019         54,457
    Net interest expense ............................................................        11,188         22,330
    Merger expenses .................................................................        34,698         59,434
    Other, net ......................................................................           (56)          --
                                                                                        -----------    -----------
  Income from continuing operations before income taxes .............................        70,542         93,439
  Income tax expense ................................................................        28,149         46,994
                                                                                        -----------    -----------
  Income from continuing operations .................................................        42,393         46,445
  Discontinued operations:
    Loss from discontinued operations ...............................................       (71,221)       (75,434)
    Net gains on sales of discontinued operations ...................................         2,523           --
                                                                                        -----------    -----------
  Loss from discontinued operations .................................................       (68,698)       (75,434)
                                                                                        -----------    -----------
  Net loss ..........................................................................   $   (26,305)   $   (28,989)
                                                                                        ===========    ===========

  Earnings per common and common equivalent share:
     Income from continuing operations ..............................................   $      0.25    $      0.25
     Loss from discontinued operations ..............................................         (0.40)         (0.40)
                                                                                        -----------    -----------
     Net loss .......................................................................   $     (0.15)   $     (0.15)
                                                                                        ===========    ===========

  Weighted average common and common equivalent shares outstanding ..................       171,889        187,192
                                                                                        ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                                MEDPARTNERS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        --------------------------
                                                                                            1996           1997
                                                                                        -----------    -----------
                                                                                              (IN THOUSANDS)
Operating activities:
Income from continuing operations ...................................................   $    42,393    $    46,445
Adjustments for non-cash items:
  Depreciation and amortization .....................................................        44,019         54,457
  Provision for deferred taxes ......................................................        32,152         30,171
  Merger expenses ...................................................................        34,698         59,434
  Other .............................................................................          --              612
Changes in operating assets and liabilities, net of effects of acquisitions .........       (60,058)       (89,946)
                                                                                        -----------    -----------
         Net cash and cash equivalents provided by continuing operations ............        93,204        101,173
Investing activities:
  Net cash used to fund acquisitions ................................................      (104,290)      (150,493)
  Cash paid for merger charges ......................................................       (25,932)       (61,252)
  Purchase of property and equipment ................................................       (72,120)       (37,373)
  Additions to intangibles, net of acquisitions .....................................        (4,478)        (9,226)
  Net proceeds from marketable securities ...........................................        27,482           --
  Other .............................................................................         1,209         (3,928)
                                                                                        -----------    -----------
         Net cash and cash equivalents used in investing activities .................      (178,129)      (262,272)
Financing activities:
  Common stock issued and capital contributions .....................................       235,643         39,498
  Proceeds from debt ................................................................        38,200        311,254
  Repayment of debt .................................................................      (177,818)      (161,871)
  Other .............................................................................           105           (799)
                                                                                        -----------    -----------
         Net cash and cash equivalents provided by financing activities .............        96,130        188,082
Cash provided by (used in) discontinued operations ..................................        22,100        (20,719)
                                                                                        -----------    -----------
Net increase in cash and cash equivalents ...........................................        33,305          6,264
Cash and cash equivalents at beginning of period ....................................        88,386        127,397
Beginning  cash and cash  equivalents  of immaterial  pooling of interests entities .         1,162            501
                                                                                        -----------    -----------
Cash and cash equivalents at end of period ..........................................   $   122,853    $   134,162
                                                                                        ===========    ===========


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

         RESTATEMENT OF FINANCIAL STATEMENTS

         On June 26, 1997 the Company combined with InPhyNet Medical Management Inc. ("InPhyNet") in a business combination that was accounted for as a pooling of interests. Accordingly, the financial statements for periods prior to the effective dates of the merger have been restated to include the results of InPhyNet and additional entities accounted for as immaterial poolings of interests.

NOTE 2.  ACQUISITIONS

         During the six months ended June 30, 1997, the Company, through its wholly-owned subsidiaries, acquired certain operating assets of various medical practices. Simultaneously with each medical practice acquisition, the Company entered into a practice management agreement which generally has a 20 to 40 year term. The acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets based on the estimated fair values at the date of acquisition. The estimated fair value of assets acquired is $157.5 million. A total of $150.5 million in cash and approximately 0.3 million shares of stock valued at approximately $7.0 million were given in exchange for these assets during the six months ended June 30, 1997. Included in these amounts is the acquisition of Aetna U.S. Healthcare's physician practice management business.

NOTE 3.  INCOME TAXES

         Significant variations exist in the customary relationship between income tax expense and pretax income. These variations exist primarily because certain merger expenses are non-deductible for income tax purposes.

NOTE 4.  DISCONTINUED OPERATIONS

         Effective February 29, 1996, the Company sold its Nephrology Services business to Total Renal Care, Inc. for $49.0 million in cash, subject to certain post-closing adjustments. The after-tax gain on disposition of this business, net of disposal costs, was $2.5 million. In March 1996, the Company agreed to settle all disputes with a number of private payors. The settlements resulted in an after-tax charge of $43.8 million. These disputes related to businesses that were covered by the Company's settlement with federal and state agencies in June 1995. In addition, the Company agreed to pay $24.1 million after-tax to cover the private payors' pre-settlement and settlement-related expenses. An after-tax charge for the above amounts is included in discontinued operations for the six month period ended June 30, 1996. Included in

MEDPARTNERS, INC.

NOTE 4. DISCONTINUED OPERATIONS - (CONTINUED)

discontinued operations for the three months ended June 30, 1997 is an after-tax charge of $75.4 million related to the settlement of a dispute arising from the Company's sale of its home infusion therapy business to Coram Health Corporation ("Coram") in April 1995. Under the settlement agreement the Company will return for cancellation all securities issued by Coram in connection with the sale and will pay Coram $45 million in cash on or before September 1, 1997.

NOTE 5. MERGERS

         In June 1997, the Company merged with InPhyNet in a transaction that was accounted for as a pooling of interests. The Company exchanged approximately
19.3 million shares of its common stock for all of the outstanding common stock of InPhyNet. InPhyNet's net revenue for the three months ended June 30, 1997 and 1996 was $131.6 million and $90.5 million, respectively. InPhyNet's net income, excluding merger charges, for the corresponding periods was $3.9 million and $6.2 million, respectively.

         Included in pre-tax loss for the six months ended June 30, 1997, are merger costs totaling $59.4 million with approximately $50.0 million related to the business combination with InPhyNet and $9.4 million to various immaterial business combinations. The components of this cost are as follows (in thousands):

                   Operational restructuring                                         $     21,300
                   Brokerage fees, professional fees, filing fees and other
                         transaction costs                                                 20,000
                   Conforming of accounting policies                                        7,500
                   Severance and related benefits                                           6,000
                   Transition costs                                                         2,334
                   Debt restructuring                                                         900
                   Abandonment of facilities                                                  900
                   Noncompatible technology                                                   500
                                                                                     ------------
                   Total                                                              $    59,434
                                                                                     ============


NOTE 6. SUBSEQUENT EVENTS

         The Company plans during the third quarter of 1997 to raise an additional $350 million in capital through a hybrid convertible offering of $350 million in Threshold Appreciation Price Securities (TAPS) plus $350 million of senior subordinated notes, both due in three years. The TAPS require that the investor purchase the Company's common stock in three years at a price at or above the Company's current stock price. The $350 million in proceeds from the TAPS offering will be used to purchase Treasury Notes, which will pay the TAPS investor interest plus an interest premium and be pledged to a collateral agent to secure the investor's obligation to purchase stock. Proceeds from the maturation of the Treasury Notes will be used to purchase the $350 million in common stock from the Company.

         On August 14, 1997, the Company announced it has entered into a definitive agreement to acquire Talbert Medical Management Holdings Corporation of Costa Mesa, California, pursuant to a tender offer followed by a merger, for $63 per share in cash, or about $200 million. Talbert Medical Management is a physician practice management company representing 282 primary and specialty care physicians and operating 52 clinics in five Southwestern states. The acquisition will be accounted for as a purchase transaction with the Company assuming all asset and liabilities of Talbert. The transaction is contingent on receiving approval from the Federal Trade Commission under the provision of the Hart-Scott-Rodino Anti-Trust Improvments Act of 1976.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of the following discussion is to facilitate the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company, including changes arising from recent acquisitions by the Company, the timing and nature of which have significantly affected the Company's results of operations. This discussion should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this document. Unless the context otherwise requires, as used herein, the term "MedPartners" or the "Company" refers collectively to MedPartners, Inc. and its subsidiaries and affiliates.

GENERAL

         MedPartners is the largest physician practice management ("PPM") company in the United States, based on revenues. The Company develops, consolidates and manages integrated healthcare delivery systems, consisting of primary care and specialty physicians, as well as the nation's largest group of physicians engaged in the delivery of emergency medicine and other hospital-based services. Through its network of affiliated group and IPA physicians, the Company provides healthcare services to prepaid managed care enrollees and fee-for-service patients. As an integral part of its PPM business, the Company operates one of the largest independent pharmacy benefit management ("PBM") programs in the United States and provides disease management services and therapies for patients with certain chronic conditions.

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

         In June 1997, the Company combined with InPhyNet Medical Management Inc. ("InPhyNet") in a transaction that was accounted for as a pooling of interests. The financial information referred to in this discussion reflects the combined operations of this entity and several additional entities accounted for as additional poolings of interests.

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

                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                      JUNE 30,                               JUNE 30,
                                             1996                1997                1996                 1997
                                         --------------     ---------------     ----------------    -----------------
    Physician Services
        Net revenue                        $   722,386        $    932,872          $ 1,424,343       $    1,783,634
        Operating income                        35,940              62,603               71,480              118,377
        Margin                                     5.0 %               6.7 %                5.0 %                6.6 %

    Pharmaceutical Services
        Net revenue                        $   442,463        $    500,624          $   865,154       $    1,001,463
        Operating income                        17,049              21,953               33,514               41,249
        Margin                                     3.9 %               4.4 %                3.9 %                4.1 %

    Specialty Services
        Net revenue                        $   121,843        $    127,104         $    234,910       $      243,436
        Operating income                        15,689              15,079               29,626               28,314
        Margin                                    12.9 %              11.9 %               12.6 %               11.6 %

    Corporate Services
        Operating (loss)                   $    (8,957)       $     (6,064)        $    (18,248)      $      (12,737)
        Percentage of total net revenue           (0.7)%              (0.4)%               (0.7)%               (0.4)%

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

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                               ------------------------      -------------------------
                                                 1996            1997            1996          1997
                                               --------     -----------      ------------   ----------
                   Prepaid health care ....... $393,263     $   445,737      $    649,449   $  928,089
                   Fee-for-service ...........  325,381         481,274           766,239      845,894
                   Other .....................    3,742           5,861             8,655        9,651
                                               --------     -----------      ------------   ----------
                   NetRevenue ................ $722,386     $   932,872      $  1,424,343   $1,783,634
                                               ========     ===========      ============   ==========

         The Company's prepaid healthcare revenue reflects the number of HMO enrollees for whom it receives monthly capitation payments. The Company receives professional capitation to provide physician services and institutional capitation to provide hospital care and other non-professional services. The table below sets forth the changes in enrollment for professional and global capitation:

                                                    AT JUNE 30,
                                              ------------------------
                                                 1996          1997
                                              ----------    ----------
                   Professional only enrollees   867,753       998,380
                   Global enrollees .........    647,452       959,135
                                               =========     =========
                     Total enrollees ........  1,515,205     1,957,515
                                               =========     =========


         The Company has consolidated the majority of its acquisitions into its management infrastructure, eliminating substantial overhead expenses and improving integration of medical, administrative, and operation management. This integration has been a significant factor in increasing operating margins in the PPM service area from 5.0% in the first six months of 1996 to 6.6% in the first six months of 1997.

         The Company has developed strong relationships with many of the national and regional managed care organizations and has demonstrated its ability to deliver high-quality, cost-effective care. The Company is strategically positioned to capitalize on the industry's continued evolution toward a prepaid environment, specifically by increasing the number of prepaid enrollees and converting existing enrollees from professional to global capitation. During the first six months of 1997, for example, the Company converted approximately 225,000 lives from professional to global capitation. These changes are expected to result in material internal growth.

         The Company operates the largest hospital-based group in the country with over 2,200 physicians providing services at over 320 sites, primarily hospitals, nationwide. The Company provides emergency medicine, radiology, anesthesiology, primary care and other hospital-based physician services. The Company also provides comprehensive medical services to inmates in various state and local correctional institutions. As of June 30, 1997, the Company had contracts with 45 correctional institutions. The Company provides physicians, nurses and clerical support services for active duty and retired military personnel and their dependents in emergency departments, ambulatory care centers and primary care clinics operated by the Department of Defense. At June 30, 1997, the Company's military medical services were provided under 15 contracts with the Department of Defense.

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

         The PPM service area has also created a national medical advisory committee, which is developing procedures for the identification, packaging and dissemination of the best clinical practices within the Company's medical groups. The committee also provides the Company's affiliated physicians a forum to discuss innovative ways to improve the delivery of healthcare.

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

Pharmacy Benefit Management Services

         Pharmaceutical Services revenue continues to exhibit sustained growth reflecting increases in both mail and retail related services. Revenue for the six months ended June 30, 1997 is 15.8% above the same period of 1996. This growth is due to increased pharmacy transaction volume (6.1%); and drug cost inflation, product mix and pricing (9.7%). Key factors contributing to this growth include high strategic customer retention, additional penetration of retained customers, and new customer contracts such as the National Association of Letter Carriers which became effective January 1, 1997. The majority of Pharmaceutical Services revenue is earned on a fee-for-service basis through contracts covering one to three year periods. Revenue for selected types of services is earned on a percentage of savings achieved or on a per-enrollee or per-member basis; however, this revenue is not material to total revenue.

         Operating income experienced growth of 23.1% in the first six months of 1997 over the same period of 1996. Operating margins increased from 3.9% to 4.1% for the six months ended June 30, 1996 and 1997, respectively. Lower margin retail service revenue continues to grow at a faster rate than mail related revenue. However, reductions in operating expenses along with the strategic termination of accounts with unacceptable levels of profitability have offset any impact on operating margins and have contributed to the overall growth in operating income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)

Specialty Services

         Specialty services concentrates on providing high quality products and services in the home. Domestically, these services focus on low incidence chronic diseases. Internationally, the Company has established home care businesses in Canada, Germany, the Netherlands, and the United Kingdom. Revenue growth is due primarily to sales of the Company's new multiple sclerosis drug, Copaxone, and other products. Margins for specialty services had been declining slightly as a result of managed care pricing pressures, restructuring of benefit plans by payors and reduced reimbursement for Medicaid and other state agency payors. However, margins have increased slightly from the first quarter of 1997 to the second quarter of 1997. This increase can be attributed to the reduction in operating expenses through increased efficiencies. Cost of service expenses rose due to programs targeted at launching the Company's new multiple sclerosis drug Copaxone.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         For the three months ended June 30, 1997, net revenue was $1,560.6 million, compared to $1,286.7 million for the same period in 1996, an increase of 21.3%. The increase in net revenue primarily resulted from affiliations with new physician practices and the increase in pharmaceutical services net revenue, which accounted for $82.1 million and $58.2 million of the increase in net revenue, respectively. The acquisition of Aetna U.S. Healthcare's physician practice management business was approximately $15.4 million of the $82.1 million increase in net revenue from acquisitions. Additional increases resulted from the shift of enrollees from professional only capitation to global capitation; (approximately 158,000 enrollees shifted in the three months ended June 30, 1997.) The majority of the remainder of the increase in PPM net revenue can be attributed to growth in existing physician practices. The increase in pharmaceutical services net revenue is attributable to pharmaceutical price increases, the addition of new customers, further penetration of existing customers and the sale of new products, offset by the strategic termination of accounts with unacceptable levels of profitability.

         Income from continuing operations, excluding merger expenses, grew for the physician services and pharmaceutical services areas in the second quarter of 1997, as compared to the same period of 1996, by 74.2% and 28.8%, respectively. The increase in the physician services area is the result of higher net revenue and increases in operating margins resulting from the spreading of fixed overhead expenses over a larger revenue base and continued integration of operations. The pharmaceutical services area's increase in operating income was primarily due to reductions in operating expenses, more efficient use of systems resources, and higher net revenue. Operating income and margins declined in the corresponding periods for the specialty services area as a result of continued pricing pressures for certain products; however, operating income has increased in the second quarter of 1997 over the first quarter of 1997. This increase can be attributed to the reduction in operating expenses through increased efficiencies.

         Net loss for the second quarter of 1997 was $(73.4) million, as compared to net income of $36.0 million for the same period of 1996. Net loss for the second quarter of 1997 included merger charges totaling $59.4 million, $50.0 million of which relates to the business combination with InPhyNet, and other non-recurring charges from discontinued operations of $75.4 million. The major components of the merger charges are detailed in Note 5 of the accompanying unaudited consolidated financial statements. The non-recurring charges related to discontinued operations are discussed in Note 4 of the accompanying unaudited consolidated financial statements. .

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         For the six months ended June 30, 1997, net revenue was $3,028.5 million, compared to $2,524.4 million for the same period in 1996, an increase of 20.0%. The increase in net revenue primarily resulted from affiliations with new physician practices and the increase in pharmaceutical services net revenue, which accounted for $109.0 million and $136.3 million of the increase in net revenue, respectively. Additional increases resulted from the shift of enrollees from professional only to global capitation; (approximately 225,000 enrollees shifted in the six months ended June 30, 1997.) The majority of the remainder of the increase in PPM net revenue can be attributed to growth in existing physician practices.

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)

         Income from continuing operations, excluding merger expenses, for the physician services and pharmaceutical services areas grew for the six months ended June 30, 1997, as compared to the same period of 1996, 65.6% and 23.1%, respectively. The increase in the physician services area is the result of higher net revenue and increases in operating margins resulting from the spreading of fixed overhead expenses over a larger revenue base and continued integration of operations. The pharmaceutical services area's increase in operating income was primarily due to reductions in operating expenses, more efficient use of system resources and higher net revenue. Operating income and margins declined in the corresponding periods for the specialty services area as a result of continued pricing pressures for certain products.

         Included in pre-tax loss for the six months ended June 30, 1997 and 1996 were merger expenses totaling $59.4 and $34.7 million. The major components of the $59.4 million, $50 million of which relates to the business combination with InPhyNet, are listed in Note 5 of the unaudited consolidated financial statements. The $34.7 million relates primarily to the business combination with Pacific Physician Services, Inc. in 1996. Also included in the pre-tax loss for the six months ended June 30, 1997 were other non-recurring charges from discontinued operations of $75.4 million, which are discussed in Note 4 of the accompanying unaudited consolidated financial statements.

DISCONTINUED OPERATIONS

         During the first quarter of 1996, Caremark divested its Nephrology Services business, in addition to settling disputes with private payors, both discussed in Note 4 of the accompanying unaudited consolidated financial statements. During the second quarter of 1997, the Company settled a dispute with Coram Health Corporation arising from Caremark's sale of its home infusion therapy business to Coram, also discussed in Note 4 of the accompanying unaudited financial statements. In accordance with APB 30, which addresses the reporting for disposition of business segments, the Company's consolidated financial statements present the operating income of these discontinued operations separately from continuing operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had working capital of $277.8 million, including cash and cash equivalents of $134.2 million. For the first six months of 1997, cash flow from operations was $101.2 million compared to $93.2 million for the same period of 1996.

         For the six months ended June 30, 1997 and 1996, the Company invested cash of $150.5 million and $104.3 million, respectively, in acquisitions of the assets of physician practices, and $37.4 million and $72.1 million, respectively, in property and equipment. During the six months ended June 30, 1997 and 1996, the Company paid $61.3 and $25.9 million, respectively, in cash for merger costs. These expenditures were funded by approximately $39.5 million derived primarily from stock option exercises and net incremental borrowings of $149.4 million for the six months ending June 30,

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)

1997 and $224.1 million derived from a secondary stock offering for the same period of 1996. Investments in acquisitions and property and equipment are anticipated to continue to be substantial uses of funds in future periods.

         The Company entered into a $1 billion Revolving Credit and Reimbursement Facility, which became effective simultaneously with the closing of the Caremark acquisition on September 5, 1996, replacing its then existing credit facility. No principal is due on the facility until its maturity date of September 2001. As of June 30, 1997, there was $383.0 million outstanding under the facility.

         The Company's growth strategy requires substantial capital for the acquisition of PPM businesses and assets of physician practices, and for their effective integration, operation, and expansion. Affiliated physician practices may also require capital for renovation, expansion, and additional medical equipment and technology. The Company believes that its existing cash resources, the use of the Company's common stock for selected practice and other acquisitions, the issuance of the TAPS discussed in Note 6 of the accompanying unaudited consolidated financial statements, and available borrowings under the $1.0 billion credit facility or any successor credit facility, will be sufficient to meet the Company's anticipated acquisition, expansion, and working capital needs for the next twelve months. The Company expects from time to time to raise additional capital through the issuance of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions, at such times as management deems appropriate and the market allows in order to meet the capital needs of the Company. There can be no assurance that acceptable financing for future acquisitions or for the integration and expansion of existing networks can be obtained. Any of such financings could result in increased interest and amortization expense, decreased income to fund future expansion and dilution of existing equity positions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In September 1995, Coram Healthcare Corporation ("Coram") filed a complaint in the San Francisco Superior Court against Caremark, its subsidiary, Caremark Inc., and others. The complaint, which arose from Caremark's sale to Coram of Caremark's home infusion therapy business in April 1995 for approximately $209.0 million in cash and $100.0 million in securities, alleged breach of the sale agreement and made other related claims seeking compensatory damages, in the aggregate, of $5.2 billion. Caremark filed counterclaims against Coram and also filed a lawsuit in the United States District Court in Chicago against Coram, claiming securities fraud. On July 1, 1997, the parties to the Coram litigation announced that a settlement had been reached pursuant to which Caremark will return for cancellation all of the securities issued by Coram in connection with the acquisition and will pay to Coram $45 million in cash on or before September 1, 1997. The settlement agreement also provides for the termination and resolution of all disputes and issues between the parties and for the exchange of mutual releases. The settlement resulted in a second quarter after-tax charge from discontinued operations of approximately $75.4 million.

ITEM 2. CHANGES IN SECURITIES


         The following table indicates all unregistered sales of the Company's Common Stock during the quarter ended June 30, 1997:

TRANSACTION                                      PURPOSE                    DATE                  MARKET VALUE
------------------------------    --------------------------------------    ------------------    ---------------------
Fischer/ Mangold                  Acquisition                               June 26, 1997         $46,000,000

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              On May 13, 1997, the Annual Meeting of the Stockholders of the Company was held, at which the following actions were taken:

              1.   The shares of Common Stock  represented  at the Annual
                 Meeting were voted to elect Richard M. Scrushy as a director of the Company as follows:

                    NUMBER
                    VOTING                 FOR            WITHHELD
                 -----------           -----------        ---------
                 147,385,018           139,410,479        7,974,539

              2.   The shares of Common Stock represented at the Annual Meeting were voted to elect Ted. H. McCourtney as a director of the Company as follows:

                    NUMBER
                    VOTING                 FOR            WITHHELD
                 -----------           -----------        ---------
                 147,385,018           139,413,151        7,971,867

              3.   The shares of Common Stock represented at the Annual Meeting were voted to elect Rosalio J. Lopez as a director of the Company as follows:

                    NUMBER
                    VOTING                 FOR             WITHHELD
                 -----------           -----------        ---------
                 147,385,018           139,433,162        7,951,856

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (CONTINUED)

              4.   The shares of Common Stock represented at the Annual Meeting were voted to elect C.A. Lance Piccolo as a director of the Company as follows:

                    NUMBER
                    VOTING                 FOR             WITHHELD
                 -----------           -----------        ---------
                 147,385,018           141,179,806        6,205,212

              5.   The shares of Common Stock represented at the Annual Meeting were voted to approve the 1997 Long Term Incentive Compensation Plan as follows:

                    NUMBER                                                                         BROKER
                    VOTING                FOR              AGAINST          ABSTENTIONS          NON-VOTES
                 -----------           ----------        ----------         -----------         ----------
                 147,385,018           89,020,521        33,654,193          1,359,352          23,350,952

              6.   The shares of Common Stock represented at the Annual Meeting were voted to approve the Employee Stock Purchase Plan as follows:


                    NUMBER                                                                         BROKER
                    VOTING                 FOR             AGAINST          ABSTENTIONS          NON-VOTES
                 -----------           -----------        ---------         -----------         ----------
                 147,385,018           114,498,428        8,264,389          1,271,249          23,350,952

              The remaining directors whose terms continued after the meeting were Larry R. House, Larry D. Striplin, Jr., Charles W. Newhall, III, Richard J. Kramer, Walter T. Mullikin, M.D., Roger L. Headrick, Thomas W. Hodson, and Harry
M. Jansen Kraemer, Jr.

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

MedPartners, Inc.

By:  /s/ Harold O. Knight, Jr.
   ----------------------------------------------------------------------------
     Harold O. Knight, Jr.  Executive Vice President and Chief Financial Officer

Date: August 14, 1997

By:  /s/ Larry R. House
   ----------------------------------------------------------------------------
     Larry R. House         Chairman and Chief Executive Officer

Date: August 14, 1997