Form 10-Q
period 1997-09-30
MEDPARTNERS INC
filed 1997-11-14
CIK 1000736

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------    ------------
                         COMMISSION FILE NUMBER: 0-27276


                                MEDPARTNERS, INC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                             63-1151076
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                         3000 GALLERIA TOWER, SUITE 1000
                            BIRMINGHAM, ALABAMA 35244
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  (205)733-8996
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                 Outstanding at October 31, 1997
                 -----                 -------------------------------
       COMMON STOCK, PAR VALUE                    196,805,009*
             $.001 PER SHARE

* Includes 9,317,000 shares held in trust to be utilized in employee benefit plans.

      FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

         FORWARD LOOKING STATEMENTS. Statements in this document that are not historical facts are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and section 27A of the Securities Act of 1933 (the "Securities Act"). MedPartners, Inc. (the "Company") cautions readers that such "forward looking statements", including without limitation, those relating to the Company's future business prospects, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements". Such "forward looking statements" should therefore, be considered in light of various important factors, including those set forth below and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "SEC").

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

                                MEDPARTNERS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                             Page
                                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

         Consolidated Balance Sheets -
         December 31, 1996 (Audited) and September 30, 1997 (Unaudited) ...................     4

         Consolidated Statements of Operations (Unaudited)-
         Three Months Ended September 30, 1996 and 1997 ...................................     5

         Consolidated Statements of Operations (Unaudited)-
         Nine Months Ended September 30, 1996 and 1997 ....................................     6

         Consolidated  Statements of Cash Flows (Unaudited) -
         Nine Months Ended September 30, 1996 and 1997 ....................................     7

         Notes to Consolidated Financial Statements (Unaudited) ...........................     8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................................    11

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings .......................................................    18

Item 2.           Changes in Securities ...................................................    21

Item 6.           Exhibits and Reports on Form 8-K ........................................    21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                MEDPARTNERS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,       SEPTEMBER 30,
                                                                                        1996                1997
                                                                                    ------------       -------------
                                                                                      (AUDITED)          (UNAUDITED)
                                                                                             (IN THOUSANDS)
                                                   ASSETS
Current assets:
  Cash and cash equivalents .................................................        $  127,397          $  235,725
  Accounts receivable, less allowances for bad debts of $143,449 and
    $174,675.................................................................           660,150             774,153
  Inventories ...............................................................           150,586             138,185
  Income tax receivable .....................................................             2,496                  --
  Deferred tax assets, net ..................................................            52,261              83,698
  Prepaid expenses and other current assets .................................            69,225              57,851
                                                                                     ----------          ----------
         Total current assets ...............................................         1,062,115           1,289,612
Property and equipment, net .................................................           516,769             544,559
Intangible assets, net ......................................................           686,975           1,039,907
Deferred tax asset ..........................................................            18,333                  --
Other assets ................................................................           138,928             185,847
                                                                                     ----------          ----------
         Total assets .......................................................        $2,423,120          $3,059,925
                                                                                     ==========          ==========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................................        $  288,023          $  342,011
  Accrued medical claims payable ............................................           114,753             143,686
  Other accrued expenses and liabilities ....................................           404,334             333,824
  Income tax payable ........................................................                --              17,099
  Current portion of long-term debt .........................................            28,596              13,679
                                                                                     ----------          ----------
         Total current liabilities ..........................................           835,706             850,299

Long-term debt, net of current portion ......................................           715,996           1,230,376
Other long-term liabilities .................................................            34,010              44,958
Deferred tax liability ......................................................                --              14,105

Stockholders' equity:
  Common stock, $.001 par value;  400,000 shares authorized;
    issued -- 183,950 in 1996 and 196,342 in 1997 ...........................               184                 196
  Additional paid-in capital ................................................           855,162             921,213
  Notes receivable from stockholders ........................................            (1,665)             (1,452)
  Shares held in trust, 9,317 shares in 1996 and 1997 .......................          (150,200)           (150,200)
  Retained earnings .........................................................           133,927             150,430
                                                                                     ----------          ----------
         Total stockholders' equity .........................................           837,408             920,187
                                                                                     ----------          ----------
         Total liabilities and stockholders' equity .........................        $2,423,120          $3,059,925
                                                                                     ==========          ==========

See accompanying notes to unaudited consolidated financial statements.

                                MEDPARTNERS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        -------------------------------
                                                                           1996                 1997
                                                                        -----------         -----------
                                                                             (IN THOUSANDS, EXCEPT
                                                                               PER SHARE AMOUNTS)
Net revenue ....................................................        $ 1,313,019         $ 1,614,062
Operating expenses:
  Clinic expenses ..............................................            683,847             889,165
  Non-clinic goods and services ................................            498,145             548,140
  General and administrative expenses ..........................             42,317              45,423
  Depreciation and amortization ................................             22,537              29,414
  Net interest expense .........................................              5,395              13,969
  Merger expenses ..............................................            263,000                  --
  Other, net ...................................................                328                  --
                                                                        -----------         -----------
Income (loss) from continuing operations before income taxes ...           (202,550)             87,951
Income tax expense (benefit) ...................................            (53,423)             33,509
                                                                        -----------         -----------
Income (loss) from continuing operations .......................           (149,127)             54,442
Loss from discontinued operations ..............................                 --              (5,273)
                                                                        -----------         -----------

Net income (loss) ..............................................        $  (149,127)        $    49,169
                                                                        ===========         ===========

Earnings per common and common equivalent share:
  Income (loss) from continuing operations ....................         $     (0.85)        $      0.29
  Loss from discontinued operations ...........................                  --               (0.03)
                                                                        -----------         -----------
  Net income (loss) ...........................................         $     (0.85)        $      0.26
                                                                        ===========         ===========

Weighted average common and common equivalent shares
  outstanding ..................................................            174,717             190,382
                                                                        ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                                MEDPARTNERS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        -------------------------------
                                                                            1996               1997
                                                                        -----------         -----------
                                                                           (IN THOUSANDS, EXCEPT
                                                                             PER SHARE AMOUNTS)
Net revenue ....................................................        $ 3,837,426         $ 4,642,595
Operating expenses:
  Clinic expenses ..............................................          1,976,745           2,480,939
  Non-clinic goods and services ................................          1,483,676           1,669,678
  General and administrative expenses ..........................            127,904             130,984
  Depreciation and amortization ................................             66,556              83,871
  Net interest expense .........................................             16,583              36,299
  Merger expenses ..............................................            297,698              59,434
  Other, net ...................................................                272                  --
                                                                        -----------         -----------
Income (loss) from continuing operations before income taxes ...           (132,008)            181,390
Income tax expense (benefit) ...................................            (25,274)             80,503
                                                                        -----------         -----------
Income (loss) from continuing operations .......................           (106,734)            100,887
Discontinued operations:
  Loss from discontinued operations ............................            (71,221)            (80,707)
  Net gains on sales of discontinued operations ................              2,523                  --
                                                                        -----------         -----------
Loss from discontinued operations ..............................            (68,698)            (80,707)
                                                                        -----------         -----------

Net income (loss) ..............................................        $  (175,432)        $    20,180
                                                                        ===========         ===========

Earnings per common and common equivalent share:
  Income (loss) from continuing operations .....................        $     (0.61)        $      0.53
  Loss from discontinued operations ............................              (0.40)              (0.42)
                                                                        -----------         -----------
  Net income (loss) ............................................        $     (1.01)        $      0.11
                                                                        ===========         ===========

Weighted average common and common equivalent shares
  outstanding ..................................................            173,088             188,640
                                                                        ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                                MEDPARTNERS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                           ---------------------------
                                                                                              1996              1997
                                                                                           ---------         ---------
                                                                                                 (IN THOUSANDS)
Operating activities:
 Income (loss) from continuing operations .........................................        $(106,734)        $ 100,888
 Adjustments for non-cash items:
   Depreciation and amortization ..................................................           66,556            83,871
   Provision for deferred taxes ...................................................          (33,572)           25,836
   Merger expenses ................................................................          297,698            59,434
   Other ..........................................................................            1,319               612
Changes in operating assets and liabilities, net of effects of acquisitions .......         (110,466)         (116,559)
                                                                                           ---------         ---------
         Net cash and cash equivalents provided by continuing operations ..........          114,801           154,082
Investing activities:
  Net cash used to fund acquisitions ..............................................         (119,298)         (327,486)
  Cash paid for merger charges ....................................................         (137,182)         (116,998)
  Purchase of property and equipment ..............................................         (109,014)          (67,077)
  Additions to intangibles, net of acquisitions ...................................          (15,538)          (16,025)
  Net proceeds from marketable securities .........................................           76,604                --
  Other ...........................................................................           14,700             2,813
                                                                                           ---------         ---------
         Net cash and cash equivalents used in investing activities ...............         (289,728)         (524,773)
Financing activities:
  Common stock issued and capital contributions ...................................          240,710            46,894
  Proceeds from debt ..............................................................          724,655           856,699
  Repayment of debt ...............................................................         (693,717)         (357,347)
  Other ...........................................................................           (1,372)              249
                                                                                           ---------         ---------
         Net cash and cash equivalents provided by financing activities ...........          270,276           546,495
Cash used in discontinued operations ..............................................         (103,591)          (67,977)
                                                                                           ---------         ---------
Net increase (decrease) in cash and cash equivalents ..............................           (8,242)          107,827
Cash and cash equivalents at beginning of period ..................................           88,386           127,397
Beginning cash and cash equivalents of immaterial pooling of interests entities....            3,295               501
                                                                                           ---------         ---------
Cash and cash equivalents at end of period ........................................        $  83,439         $ 235,725
                                                                                           =========         =========


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


NOTE 3.  DISCONTINUED OPERATIONS

         Effective February 29, 1996, Caremark International, Inc. ("Caremark") sold its Nephrology Services business to Total Renal Care, Inc. for $49.0 million in cash, subject to certain post-closing adjustments. The after-tax gain on disposition of this business, net of disposal costs, was $2.5 million. In March 1996, Caremark agreed to settle all disputes with a number of private payors. The settlements resulted in an after-tax charge of $43.8 million. These disputes related to businesses that were covered by Caremark's settlement with federal and state agencies in June 1995. In addition, Caremark agreed to pay $24.1 million after-tax to cover the private payors' pre-settlement and settlement-related expenses. An after-tax charge for the above amounts is included in discontinued operations for the nine month period ended September 30, 1996. Included in discontinued operations for the nine months ended September 30, 1997 is an after-tax charge of $75.4 million related to the settlement of a dispute arising from Caremark's sale of its home infusion therapy business to Coram Healthcare Corporation ("Coram") in April 1995. The Company returned for cancellation all securities issued by Coram in connection with the sale and agreed to pay Coram $45 million in cash. Also included in discontinued operations for the nine months ended September 30, 1997 is an after-tax charge of $5.3 million related to the settlement of a class action lawsuit filed in August and September 1994 against Caremark.

MEDPARTNERS, INC.

NOTE 4. MERGERS

         In June 1997, the Company merged with InPhyNet in a transaction that was accounted for as a pooling of interests. The Company exchanged approximately
19.3 million shares of its common stock for all of the outstanding common stock of InPhyNet.

         Included in pre-tax loss for the nine months ended September 30, 1997, are merger costs totaling $59.4 million with approximately $50.0 million related to the business combination with InPhyNet and $9.4 million to various immaterial business combinations. The components of this cost are as follows (in thousands):

Operational restructuring                                       $17,800
Brokerage fees, professional fees, filing fees and other
      transaction costs                                          19,000
Conforming of accounting policies                                11,100
Severance and related benefits                                    3,074
Transition costs                                                  6,500
Debt restructuring                                                  560
Abandonment of facilities                                           900
Noncompatible technology                                            500
                                                                -------
Total                                                           $59,434
                                                                =======

NOTE 5. ACQUISITIONS

         During the nine months ended September 30, 1997, the Company, through its wholly-owned subsidiaries, acquired certain operating assets of various medical practices. Simultaneously with each medical practice acquisition, the Company entered into a practice management agreement which generally has a 40 year term. The acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets based on the estimated fair values at the date of acquisition. The estimated fair value of assets acquired is $344.3 million. A total of $327.5 million in cash and approximately 0.8 million shares of stock valued at approximately $16.8 million were given in exchange for these assets during the nine months ended September 30, 1997, of which $56.8 million relates to the acquisition of Aetna U.S. Healthcare's physician practice management business and $187.1 million to the acquisition of Talbert Medical Management.

NOTE 6. THRESHOLD APPRECIATION PRICE SECURITIES

         During the third quarter of 1997, the Company issued $481.4 million in Threshold Appreciation Price Securities ("TAPS"), due three years from the date of issue. The TAPS require that the investor purchase the Company's common stock in three years at a price of $27.07, which was 22% above the stock price on the date of issue. The proceeds from the TAPS offering were used to buy U.S. Treasury Notes, which pay the investor interest 6.25% and are pledged to a collateral agent to secure the investor's obligation to purchase stock. The Company is also required to pay the investor an enhanced yield payment of .25%. Proceeds from the maturation of the Treasury Notes will be used to purchase the $481.4 million in common stock from the Company in August 2000. The resulting impact on the Company's financial statements will be increases in cash and stockholders' equity of $481.4 million in August 2000.

NOTE 7. SENIOR SUBORDINATED NOTES

         During the third quarter of 1997, the Company issued $420 million of 6-7/8% senior subordinated notes, due in September 2000. Interest on these notes is payable March 1 and September 1 of each year.

MEDPARTNERS, INC.

NOTE 8.  INTEREST RATE SWAP

         During the third quarter of 1997, the Company entered into an interest rate swap agreement, the effect of which is to modify the interest rate characteristics of a portion of its debt from fixed to floating rate. At September 30, 1997, the Company had one contract with a notional principal amount of $200 million that expires in 2006. Under the terms of the contract, the Company and the financial institution agree to pay, on a semi-annual basis, the differential between interest calculated using a fixed interest rate and interest calculated using a weighted average of various LIBOR rates, as stipulated in the contract. Amounts paid or received under the contract are recorded as adjustments to interest expense.

NOTE 9.  SUBSEQUENT EVENTS

         On October 1, 1997, the Company announced that it entered into an agreement to acquire America Service Group, Inc. (ASG) in a stock transaction valued at approximately $59 million. ASG is a provider of correctional medical services operating in 14 states providing capitated services to approximately 50,000 inmates. The transaction will be accounted for as a pooling of interests and is expected to close in the fourth quarter of 1997.

         On October 16, 1997, the Company announced that it entered into a letter of intent to acquire MacGregor Medical Association (MMA), a physician practice management company with 237 primary and specialty care physicians, 27 clinics and approximately 190,000 prepaid enrollees. The acquisition will be accounted for as a purchase transaction and is expected to close by the end of 1997.

         On October 29, 1997, the Company announced the signing of a definitive merger agreement under which the Company will be acquired by PhyCor, Inc., forming a nationwide physician management company with revenues in excess of $8.4 billion. Under the terms of the agreement, holders of MedPartners common stock will receive a fixed ratio of 1.18 shares of PhyCor common stock for each share of MedPartners common stock held. The transaction, which is expected to be accounted for as a pooling of interests, is subject to the approval of shareholders of both companies, certain state and federal regulatory agencies, and other conditions. The transaction is expected to close in the first quarter of 1998.

         On November 6, 1997, the Company announced that it entered into an agreement to purchase the Health Centers Division of Blue Cross Blue Shield of Massachusetts. The transaction includes 10 health centers representing 125 primary and specialty care physicians. The transaction also includes a 10-year provider agreement that extends to all current and future MedPartners-affiliated physicians in Massachusetts. The acquisition will be accounted for as a purchase transaction and is expected to close by the end of 1997.

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

                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                   SEPTEMBER 30,                           SEPTEMBER 30,
                                             1996                1997                1996                 1997
                                        --------------     ---------------     ----------------    -----------------
Physician Services
    Net revenue                            $ 756,387          $ 998,705          $ 2,180,730          $ 2,782,339
    Operating income                          40,616             68,850              112,096              187,227
    Margin                                       5.4%               6.9%                 5.1%                 6.7%

Pharmaceutical Services
    Net revenue                            $ 438,636          $ 477,092          $ 1,303,790          $ 1,478,554
    Operating income                          19,887             22,474               53,401               63,723
    Margin                                       4.5%               4.7%                 4.1%                 4.3%

Specialty Services
    Net revenue                            $ 117,996          $ 138,265          $   352,906          $   381,702
    Operating income                          12,616             16,606               42,242               44,920
    Margin                                      10.7%              12.0%                12.0%                11.8%

Corporate Services
    Operating (loss)                       $  (6,946)         $  (6,011)         $   (25,194)         $   (18,748)
    Percentage of total net revenue             (0.7)%             (0.4)%               (1.0)%               (0.6)%

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

                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                SEPTEMBER 30,                     SEPTEMBER 30,
                          ------------------------        ----------------------------
                            1996            1997             1996              1997
                          --------        --------        ----------        ----------
Prepaid healthcare ..     $420,622        $532,615        $1,186,861        $1,460,704
Fee-for-service .....      332,918         452,427           982,367         1,298,321
Other ...............        2,847          13,663            11,502            23,314
                          --------        --------        ----------        ----------
Net Revenue .........     $756,387        $998,705        $2,180,730        $2,782,339
                          ========        ========        ==========        ==========

         The Company's prepaid healthcare revenue reflects the number of HMO enrollees for whom it receives monthly capitation payments. The Company receives professional capitation to provide physician services and institutional capitation to provide hospital care and other non-professional services. The table below sets forth the changes in enrollment for professional and global capitation:

                                         AT SEPTEMBER 30,
                                   --------------------------
                                      1996             1997
                                   ---------        ---------
Professional only enrollees          795,874        1,174,221

Global enrollees ..........          772,656          962,645
                                   ---------        ---------
  Total enrollees .........        1,568,530        2,136,866
                                   =========        =========


         The Company has consolidated the majority of its acquisitions into its management infrastructure, eliminating substantial overhead expenses and improving integration of medical, administrative, and operations management. This integration has been a significant factor in increasing operating margins in the PPM service area from 5.1% in the first nine months of 1996 to 6.7% in the first nine months of 1997.

         The Company has developed strong relationships with many of the national and regional managed care organizations and has demonstrated its ability to deliver high-quality, cost-effective care. The Company is strategically positioned to capitalize on the industry's continued evolution toward a prepaid environment, specifically by increasing the number of prepaid enrollees and converting existing enrollees from professional to global capitation. During the first nine months of 1997, for example, the Company converted approximately 225,000 lives from professional to global capitation. These changes are expected to result in material internal growth.

         The Company operates the largest hospital-based group in the country with over 2,200 physicians providing services at over 365 sites, primarily hospitals, nationwide. The Company provides emergency medicine, radiology, anesthesiology, primary care and other hospital-based physician services. InPhyNet's hospital-based group continues to be integrated into the Company's hospital-based operations. The Company also provides comprehensive medical services to inmates in various state and local correctional institutions. As of September 30, 1997, the Company had contracts with 51 correctional institutions. The Company provides physicians, nurses and clerical support services for active duty and retired military personnel and their dependents in emergency departments, ambulatory care centers and primary care clinics operated by the Department of Defense. At September 30, 1997, the Company's military medical services were provided under 16 contracts with the Department of Defense.

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

Pharmacy Benefit Management Services

         Pharmaceutical Services revenue continues to exhibit sustained growth reflecting increases in both mail and retail related services. Revenue for the nine months ended September 30, 1997 is 13.4% above the same period of 1996. This growth is due to increased pharmacy transaction volume (8.1%) and drug cost inflation, product mix and pricing (5.3%). Key factors contributing to this growth include increased penetration of existing clients and new customer contracts. The majority of Pharmaceutical Services revenue is earned on a fee-for-service basis through contracts covering one to three year periods.

         Operating income experienced growth of 19.3% in the first nine months of 1997 over the same period of 1996. Operating margins increased from 4.1% to 4.3% for the nine months ended September 30, 1996 and 1997, respectively. Leveraging operating expenses combined with improved operating efficiencies have contributed to the overall growth in operating income.

Specialty Services

         Specialty services concentrates on providing high quality products and services in the home. Domestically, these services focus on low incidence chronic diseases. Internationally, the Company operates home care businesses in Canada, Germany, the Netherlands, and the United Kingdom; however, in August 1997, the Company entered into an agreement to sell the international home care business to Fresenius AG of Germany. Revenue growth in the specialty services area is due primarily to sales of the Company's new multiple sclerosis drug, Copaxone, and other products. Gross profit margins for specialty services had been declining slightly as a result of managed care pricing pressures, restructuring of benefit plans by payors and reduced reimbursement for Medicaid and other state agency payors. However, operating margins have increased continuously from the first quarter of 1997 through the third quarter of 1997. This increase can be attributed to the reduction in operating expenses through increased efficiencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -(CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         For the three months ended September 30, 1997, net revenue was $1,614.1 million, compared to $1,313.0 million for the same period in 1996, an increase of 22.9%. The increase in net revenue primarily resulted from affiliations with new physician practices and the increase in pharmaceutical services net revenue, which accounted for $154.8 million and $38.5 million of the increase in net revenue, respectively. The majority of the remainder of the increase in PPM net revenue can be attributed to growth in existing physician practices including the increase in global capitation revenue. The increase in pharmaceutical services net revenue is attributable to pharmaceutical price increases, the addition of new customers, further penetration of existing customers and the sale of new products, offset by the strategic termination of accounts with unacceptable levels of profitability.

         Income from continuing operations, excluding merger expenses, grew for the physician services, pharmaceutical and specialty services areas in the third quarter of 1997, as compared to the same period of 1996, by 69.5%, 13.0%, and 31.6%, respectively. The increase in the physician services area is the result of higher net revenue and increases in operating margins resulting from the spreading of fixed overhead expenses over a larger revenue base and continued integration of operations. The pharmaceutical and specialty services areas' increase in operating income was primarily due to reductions in operating expenses, more efficient use of systems resources, and higher net revenue.

         Net income for the third quarter of 1997 was $49.2 million, as compared to net loss of $(149.1) million for the same period of 1996. Included in the net loss for the third quarter of 1996 were merger charges totaling $186.4 million on an after tax basis primarily related to the Caremark merger. Net income for the third quarter of 1997 included non-recurring charges from discontinued operations of $5.3 million. The 1997 charges are discussed in Note 4 of the accompanying unaudited consolidated financial statements.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         For the nine months ended September 30, 1997, net revenue was $4,642.6 million, compared to $3,837.4 million for the same period in 1996, an increase of 21.0%. The increase in net revenue primarily resulted from affiliations with new physician practices and the increase in pharmaceutical services net revenue, which accounted for $263.8 million and $174.8 million of the increase in net revenue, respectively. Additional increases resulted from the shift of enrollees from professional only to global capitation; approximately 225,000 enrollees shifted in the nine months ended September 30, 1997. The majority of the remainder of the increase in PPM net revenue can be attributed to growth in existing physician practices.

         Income from continuing operations, excluding merger expenses, for the physician services, pharmaceutical and specialty services areas grew for the nine months ended September 30, 1997, as compared to the same period of 1996, 67%, 19.3% and 6.3%, respectively. The increase in the physician services area is the result of higher net revenue and increases in operating margins resulting from the spreading of fixed overhead expenses over a larger revenue base and continued integration of operations. The pharmaceutical and specialty services areas' increase in operating income was primarily due to reductions in operating expenses, more efficient use of system resources and higher net revenue. Operating income and margins declined in the corresponding periods for the specialty services area as a result of continued pricing pressures for certain products.

         Included in pre-tax loss for the nine months ended September 30, 1997 and 1996 were merger expenses totaling $59.4 and $297.7 million, respectively. The major components of the $59.4 million, $50.0 million of which relates to the business combination with InPhyNet, are listed in Note 5 of the unaudited consolidated financial statements. The $297.7 million relates primarily to the business combination with Caremark in 1996. Also included in the pre-tax loss for the nine months ended September 30, 1997 and 1996 were other non-recurring charges from discontinued operations of $80.7 million and $68.7 million, respectively, which are discussed in Note 4 of the accompanying unaudited consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

DISCONTINUED OPERATIONS

         During the first quarter of 1996, Caremark divested its Nephrology Services business, in addition to settling disputes with private payors, both discussed in Note 4 of the accompanying unaudited consolidated financial statements. During the second quarter of 1997, the Company settled a dispute with Coram Health Corporation arising from Caremark's sale of its home infusion therapy business to Coram, and during the third quarter of 1997 the Company settled a class action lawsuit also related to Caremark. These issues are discussed in Note 4 of the accompanying unaudited financial statements. In accordance with APB 30, which addresses the reporting for disposition of business segments, the Company's consolidated financial statements present the operating income of these discontinued operations separately from continuing operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company had working capital of $439.3 million, including cash and cash equivalents of $235.7 million. For the first nine months of 1997, cash flow from operations was $154.1 million compared to $114.8 million for the same period of 1996.

         For the nine months ended September 30, 1997 and 1996, the Company invested cash of $327.5 million and $119.3 million, respectively, in acquisitions of the assets of physician practices, and $67.1 million and $109.0 million, respectively, in property and equipment. During the nine months ended September 30, 1997 and 1996, the Company paid $117.0 and $137.2 million, respectively, in cash for merger costs. These expenditures were funded by approximately $46.9 million derived primarily from stock option exercises and net incremental borrowings of $499.3 million for the nine months ending September 30, 1997 and net incremental borrowings of $30.9 million and $224.1 million derived from a secondary stock offering for the same period of 1996. Investments in acquisitions and property and equipment are anticipated to continue to be substantial uses of funds in future periods.

         The Company entered into a $1 billion Revolving Credit and Reimbursement Facility, which became effective simultaneously with the closing of the Caremark acquisition on September 5, 1996, replacing its then existing credit facility. No principal is due on the facility until its maturity date of September 2001. As of September 30, 1997, there was $273 million outstanding under the facility. During the third quarter of 1997, the Company issued $420.0 million of 6 7/8% senior subordinated notes, due in September 2000.

         During the third quarter of 1997, the Company issued $481.4 million in Threshold Appreciation Price Securities ("TAPS"), due three years from the date of issue. The TAPS require that the investor purchase the Company's common stock in three years at a price of $27.07, which was 22% above the stock price on the date of issue. The proceeds from the TAPS offering were used to buy U.S. Treasury Notes, which pay the investor interest 6.25% and are pledged to a collateral agent to secure the investor's obligation to purchase stock. The Company is also required to pay the investor an enhanced yield payment of .25%. Proceeds from the maturation of the Treasury Notes will be used to purchase the $481.4 million in common stock from the Company in August 2000. The resulting impact on the Company's financial statements will be increases in cash and stockholders' equity of $481.4 million in August 2000.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         MedPartners is named as a defendant in various legal actions arising primarily out of services rendered by physicians and others employed by its affiliated physician entities and the two hospitals it owns, as well as personal injury and employment disputes. In addition, certain of its affiliated medical groups are named as defendants in numerous actions alleging medical negligence on the part of their physicians. In certain of these actions, MedPartners' and the medical group's insurance carrier has either declined to provide coverage or has provided a defense subject to a reservation of rights. Management does not view any of these actions as likely to result in an uninsured award which would have a material adverse effect on the operating results and financial condition of MedPartners.

         In June 1995, Caremark agreed to settle an investigation with the U.S. Department of Justice ("DOJ"), the Office of the Inspector General of the U.S. Department of Health and Human Services ("OIG"), the Veterans Administration, the Federal Employee Health Benefits Program ("FEHBP"), the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") and related state investigative agencies in all 50 states and the District of Columbia (the "OIG Settlement"). Under the terms of the OIG Settlement, which covered allegations dating back to 1986, a subsidiary of Caremark pled guilty to two counts of mail fraud: one each in Minnesota and Ohio. The basis of these guilty pleas was Caremark's failure to provide certain information to CHAMPUS and FEHBP, federally funded healthcare benefit programs, concerning financial relationships between Caremark and a physician in each of Minnesota and Ohio. The OIG Settlement allows Caremark to continue participating in Medicare, Medicaid and other government healthcare programs. Under the OIG Settlement, Caremark agreed to make civil payments of $85.3 million to the federal government in installments and $44.6 million to the states. The plea agreement imposed $29.0 million in federal criminal fines. In addition, Caremark contributed $2.0 million to a grant program set up under the Ryan White Comprehensive AIDS Resources Emergency ("CARE") Act. Caremark took an after-tax charge of $154.8 million in 1995 for these settlement payments, costs to defend ongoing derivative, security and other lawsuits, and other related costs. This charge has been reflected in Caremark's discontinued operations and will not materially affect MedPartners' ability to pursue its long-term business strategy. There can be no assurance, however, that the ultimate costs related to the OIG Settlement will not exceed these estimates or that additional costs, claims and damages will not occur, or if they occur, will not have a material adverse effect on the operating results and financial condition of MedPartners.

         In its agreement with the OIG and DOJ, Caremark agreed to continue to maintain certain compliance-related oversight procedures. Should these oversight procedures reveal credible evidence of legal or regulatory violations, Caremark is required to report such violations to the OIG and DOJ. Caremark is, therefore, subject to increased regulatory scrutiny and, in the event it commits legal or regulatory violations, Caremark may be subject to an increased risk of sanctions or penalties, including disqualification as a provider of Medicare or Medicaid services, which would have a material adverse effect on the operating results and financial condition of MedPartners.

         In March 1996, Caremark agreed to settle all disputes with a number of private payers. These disputes relate to businesses that were covered by the OIG Settlement. The settlements resulted in an after-tax charge of approximately $43.8 million. In addition, Caremark paid $24.1 million after tax to cover the private payors' pre-settlement and settlement-related expenses. An after-tax charge for the above amounts was recorded in first quarter 1996 discontinued operations.

         In connection with the matters described above relating to the OIG Settlement, Caremark is a party to various nongovernmental claims and may in the future become subject to additional OIG-related claims. Caremark is a party to, or the subject of, and may be subjected to in the future, various private suits and claims being asserted in connection with matters relating to the OIG Settlement by Caremark's stockholders, patients who received healthcare services from Caremark and such patients' insurers. Caremark is engaged in discussions with a group of approximately 23 health insurance companies and HMOs regarding their claim for reimbursement of certain claims paid to us on behalf of Caremark based on the OIG settlement. The parties are endeavoring to settle this matter without litigation. MedPartners cannot determine at this time what costs or liabilities may be incurred in connection with future disposition of nongovernmental claims or litigation. Such additional costs or liabilities, if incurred, could have a material adverse effect on the operating results and financial condition of MedPartners.

         In August and September 1994, stockholders of Caremark, each purporting to represent a class, filed complaints against Caremark and certain officers and employees of Caremark in the United States District Court for the Northern District of Illinois, alleging violations of the Securities Act and the Exchange Act and fraud and negligence and various state law claims in connection with public disclosures by Caremark regarding Caremark's business practices and the status of the OIG investigation. The complaints sought unspecified damages, declaratory and equitable relief, and attorneys fees and expenses. In June 1996, the complaint filed by one group of stockholders alleging violations of the Exchange Act only, was certified as a class. This action has been settled for $25 million, most of which will be paid by Caremark's directors and officers' insurance. MedPartners recorded an after tax charge of $5.3 million in the third quarter of 1997 in connection with the settlement.

         In late August 1994, certain patients of a physician who prescribed human growth hormone distributed by Caremark and the sponsor of the health insurance plan of one of those patients filed complaints against Caremark, employees of Caremark and others in the United States District Court for the District of Minnesota. Each complaint purported to be on behalf of a class and alleged violations of the federal mail and wire fraud statutes, the federal conspiracy statute and the state consumer fraud statute, as well as conspiracy to breach a fiduciary duty, negligence and fraud. Each complaint sought unspecified treble damages, and attorneys fees and expenses. In July 1996, these plaintiffs also filed a separate lawsuit in the Minnesota State Court in the County of Hennepin against a subsidiary of Caremark purporting to be on behalf of a class and alleging all of the claims contained in the complaint filed with the Minnesota federal court other than the federal claims contained therein. The state complaint seeks unspecified damages, attorneys' fees and expenses and an award of punitive damages. In November 1996, in response to a motion by the plaintiffs, the Court dismissed the United States District Court cases without prejudice. On March 27, 1996, the Minnesota state court lawsuit was dismissed with prejudice, which decision was affirmed by the Minnesota Court of Appeals on November 7, 1997. In July 1995, another patient of this same physician filed a separate complaint in the District Court of South Dakota against the physician, Caremark and another corporation alleging violations of the federal laws prohibiting payment of remuneration to induce referral of Medicare and Medicaid beneficiaries, and the federal mail fraud and conspiracy statutes. The complaint also alleges the intentional infliction of emotional distress and seeks trebling of at least $15.9 million in general damages, attorneys fees and costs, and an award of punitive damages. In August 1995, the parties to the case filed in South Dakota agreed to a stay of all proceedings until final judgment has been entered in a criminal case that was then pending against this physician. All charges against the physician have now been dismissed. MedPartners intends to defend these cases vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of MedPartners, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of MedPartners.

         In May 1996, three home infusion companies, purporting to represent a class consisting of all of Caremark's competitors in the alternate site infusion therapy industry, filed a complaint against Caremark, a subsidiary of Caremark, and two other corporations in the United States District Court for the District of Hawaii alleging violations of the federal conspiracy laws, the antitrust laws of California's unfair business practices statute. The complaint seeks unspecified treble damages and attorneys' fees and expenses. MedPartners intends to defend this case vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of MedPartners, there can be no assurance that the ultimate resolution of the matter, if adversely determined would not have a material adverse effect on the operating results and financial condition of MedPartners.

         Beginning in September 1994, Caremark was named as a defendant in a series of lawsuits added to a pending group of actions (including a class action) brought in 1993 under the antitrust laws by local and chain retail pharmacies against brand name pharmaceutical manufacturers, wholesalers and prescription benefit managers other than Caremark. The lawsuits, filed in federal district courts in at least 38 states (including the United States District Court for the Northern District of Illinois), allege that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the complaining retail pharmacies (approximately 3,900 in number). The complaints charge that certain defendant prescription benefit managers, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers in violation of the Robinson-Patman Act. Each complaint seeks unspecified treble damages, declaratory and equitable relief and attorneys fees and expenses. All of these actions have been transferred by the Judicial Panel for Multi-district Litigation to the United States District Court for the Northern District of Illinois for coordinated pretrial procedures. Caremark was not named in the class action. In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. On July 1, 1996, the district court directed entry of a partial final order in the class action approving an amended settlement with certain of pharmaceutical manufactures. The amended settlement provides for a cash payment by the defendants in that action of approximately $351.0 million to class members in settlement of conspiracy claims as well as a commitment from the settling manufacturers to abide by certain injunctive provisions. All class action claims against non-settling manufacturers as well as all opt out and other claims generally, including all Robinson-Patman Act claims against Caremark, remain unaffected by the settlement. The district court also certified to the court of appeals for interlocutory review certain orders relating to non-settled conspiracy claims against the pharmaceutical manufacturers and wholesalers. These interlocutory orders do not relate to any of the claims brought against Caremark. MedPartners intends to defend these cases vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of MedPartners, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of MedPartners.

         In December 1994, Caremark was notified by the FTC that it was conducting a civil investigation of the PBM industry concerning whether acquisitions, alliances, agreements or activities between prescription benefit managers and pharmaceutical manufacturers, including Caremark's alliance agreements with certain drug manufacturers, violate Sections 3 or 7 of the Clayton Act or Section 5 of the Federal Trade Commission Act. The specific nature, scope, timing and outcome of the investigation are not currently determinable. Under the statutes, if violations are found, the FTC could seek remedies in the form of injunctive relief to set aside or modify Caremark's alliance agreements and an order to cease and desist from certain marketing practices and from entering into or continuing with certain types of agreements. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of MedPartners, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of MedPartners.

ITEM 2. CHANGES IN SECURITIES

         The following table indicates all unregistered sales of the Company's Common Stock during the quarter ended September 30, 1997:

TRANSACTION                           PURPOSE                    DATE                      MARKET VALUE
--------------------   --------------------------------------    ------------------    ---------------------
Suburban Heights       Acquisition                               July 28, 1997             $10,000,000


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         The exhibits required by Regulation S-K are set forth in the following list.

Item
No.
----

(4)-1             Form of Purchase Contract Agreement by and between the
                  Company and First National Bank of Chicago filed as Exhibit
                  (4)-4 to the Company's Registration Statement on Form S-3
                  (Registration No. 333-30921), is hereby incorporated herein by reference.
(4)-2             Form of Pledge Agreement by and between the Company and PNC
                  Bank, Kentucky, Inc., filed as Exhibit (4)-5 to the Company's
                  Registration Statement on Form S-3 (Registration No.
                  333-30921), is hereby incorporated herein by reference.
(4)-3             Form of Trust Indenture between the Company and PNC Bank,
                  Kentucky, Inc. as Trustee for the Company's 6 7/8% Senior
                  Subordinated Notes due 2000 filed as Exhibit (4)-4 to the
                  Company's Registration Statement on Form S-3 (Registration No.
                  333-30923), is hereby incorporated herein by reference.
(10.1)   -        Amendment No. 2 to Credit Agreement among MedPartners, Inc.,
                  Nationsbank National Association, and The First National Bank
                  of Chicago
(10.2)   -        Plan and Agreement of Merger By and Between PhyCor, Inc. and
                  MedPartners, Inc.
(11)     -        Statement re: Computation of Per Share Earnings (Unaudited)
(27)     -        Financial Data Schedule (for SEC use only)


(b)      Reports on Form 8-K

         Current Report on Form 8-K filed August 27, 1997 reporting the updating of certain information about the Company as a result of acquisitions during 1997.



No other Items of Part II are applicable to the Company for the period covered by this Quarterly Report on Form 10-Q.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MedPartners, Inc.


By:  /s/ Harold O. Knight, Jr.
     --------------------------------------------------------------------------
     Harold O. Knight, Jr. Executive Vice President and Chief Financial Officer

Date: November 14      , 1997
      -----------------

By:  /s/ Larry R. House
     --------------------------------------------------------------------------
     Larry R. House        Chairman and Chief Executive Officer

Date: November 14      , 1997
      -----------------