Form 10-K
period 1997-12-31
MEDPARTNERS INC
filed 1998-03-31
CIK 1000736

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                              OR
      (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 0-27276

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
  COMMON STOCK, PAR VALUE $.001 PER SHARE                  THE NEW YORK STOCK EXCHANGE
THRESHOLD APPRECIATION PRICE SECURITIES(TM)                THE NEW YORK STOCK EXCHANGE

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1998: Common Stock, par value $.001 per share -- $2,291,503,584.

     As of March 1, 1998, the Registrant had 197,860,913 shares of Common Stock, par value $.001 per share, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information set forth under Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders that will be filed no later than April 30, 1998.
================================================================================

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

     These "forward looking statements" are found at various places throughout this document. Additionally, the discussions herein under the captions
"Business -- Physician Practice Services", "Business -- Pharmaceutical Services", "Business -- Contract Medical Services", "Business -- Information Systems", "Business -- Competition", "Business -- Government Regulation", "Business -- Corporate Liability and Insurance", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are susceptible to the risks and uncertainties discussed below. Moreover, the Company, through its senior management, may from time to time make "forward looking statements" about the matters described herein or other matters concerning the Company.

     The Company disclaims any intent or obligation to update "forward looking statements".

     FACTORS THAT MAY AFFECT FUTURE RESULTS. The healthcare industry in general and the businesses engaged in by the Company in particular are in a state of significant flux. This, together with the circumstances that the Company has a relatively short operating history in an industry that also is relatively young and is the largest physician practice management company in the United States, makes the Company particularly susceptible to various factors that may affect future results such as the following:

          Risks relating to the Company's growth strategy; risks relating to integration in connection with the Company's acquisitions; risks relating to the Company's capital requirements; risks relating to identification of growth opportunities; risks relating to dependence on HMO enrollee growth; risks relating to the capitated nature of revenues; risks relating to utilization of medical services; risks relating to control of healthcare costs; risks relating to certain legal matters; risks relating to exposure to professional liability; risks relating to government regulation; risks relating to pharmacy licensing operations; risks relating to healthcare reform and proposed legislation; and risks relating to the volatility and/or decline of stock price.

     For a more detailed discussion of these factors and their potential impact on future results, see the applicable discussions herein.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     MedPartners, Inc., a Delaware corporation ("MedPartners" or the "Company"), is one of the largest healthcare companies in the United States, with net revenue of approximately $6.3 billion for the year ended December 31, 1997. The Company operates three separate business divisions: Physician Practice Services, Pharmaceutical Services and Contract Medical Services. The Physician Practice Services Division is larger than any other physician practice management company ("PPM") in the United States, based on annual net revenue in that business of approximately $3.0 billion for the year ended December 31, 1997. The Pharmaceutical Services Division operates one of the largest independent prescription benefit management ("PBM") and therapeutic pharmaceutical services programs in the United States, with revenues of approximately $2.4 billion for the year ended December 31, 1997. The Contract Medical Services Division operates one of the largest hospital-based physician management services and one of the largest corrections and government services managed care businesses, with combined net revenue of approximately $0.8 billion for the year ended December 31, 1997.

     The Company's Physician Practice Services Division affiliates with physicians who are seeking the resources necessary to function effectively in healthcare markets that are evolving from fee-for-service to managed care payor systems. MedPartners also affiliates with physicians who seek greater efficiencies in operations of traditional fee-for-service practices. The Company seeks to enhance clinic operations by centralizing administrative functions and introducing management tools, such as clinical guidelines and medical management processes. The Company provides affiliated physicians with access to capital and to management information systems. In addition, the Company contracts with health maintenance organizations (and other third-party payors that compensate the Company and its affiliated physicians on a prepaid basis (collectively, "HMOs")), hospitals and outside providers on behalf of its affiliated physicians. These relationships provide physicians with the opportunity to operate under a variety of payor arrangements.

     The Company offers medical group practices and independent physicians a range of affiliation models. These affiliations are carried out by the acquisition of physician practice services entities or practice assets, either for cash or equity, or by affiliation on a contractual basis. In all instances, the Company enters into long-term practice management agreements that provide for the management of the affiliated physicians by the Company while assuring the clinical independence of the physicians.

     The Company also manages PBM programs for more than 2,194 clients throughout the United States, including corporations, insurance companies, unions, government employee groups and managed care organizations. The Company dispenses an average of 44,800 prescriptions daily through three mail service pharmacies and manages patients' immediate prescription needs through a network of approximately 53,000 retail and other pharmacies. The Company's therapeutic pharmaceutical services are designed to meet the healthcare needs of individuals with certain chronic diseases or conditions. These services include the design, development and management of comprehensive programs comprising drug therapy, physician support and patient education. The Company currently provides therapies and services for individuals with such conditions as hemophilia, growth disorders, immune deficiencies, cystic fibrosis and multiple sclerosis. The Company is in the process of integrating the pharmaceutical services program with the PPM business by providing pharmaceutical services to affiliated physicians, clinics and HMOs.

     The Contract Medical Services Division organizes and manages physicians and other healthcare professionals engaged in the delivery of emergency, radiology and teleradiology services, primary care and temporary staffing and support services. Through its Team Health subsidiary the Company provides these services to hospitals, clinics and managed care organizations, and the Company's Government Services unit provides these services to correctional facilities, Department of Defense facilities and government-affiliated physician groups throughout the United States. This Division also provides occupational health services to corporate industrial clients. Under contracts with hospitals and other clients, the Contract Medical Services Division identifies and recruits physicians and other healthcare professionals for admission to a client's medical staff and coordinates the ongoing scheduling of staff physicians and other healthcare professionals who provide clinical coverage in designated areas of care.

     The Company was organized in 1993 with the goal of improving the nation's healthcare system by building an integrated delivery system that is physician-led and patient-centered. In pursuing this goal, the Company has grown quickly, primarily through the acquisition of 287 physician practices with over 6,064 physicians, including the acquisition in November 1995 of Mullikin Medical Enterprises, L.P. ("MME"), a privately held physician practice management entity based in Long Beach, California, the acquisition in February 1996 of Pacific Physician Services, Inc. ("PPSI"), a publicly traded physician practice management company based in Redlands, California, which had previously acquired Team Health, the acquisition in September 1996 of Caremark International Inc. ("Caremark"), a publicly traded physician practice management and pharmaceutical services company based in Northbrook, Illinois and the acquisition in June 1997 of InPhyNet Medical Management Inc. ("InPhyNet"), which, when combined with Team Health, created one of the largest hospital-based physician groups in the country. In September 1997, the Company completed the acquisition of Talbert Medical Management Holdings Corporation ("Talbert") for $187.1 million in cash. Talbert operated 52 health centers in five Southwestern states with approximately 258,000 patients in its network.

     On October 29, 1997, the Company announced its plan to be acquired by PhyCor, Inc. in a merger, but the transaction was terminated by mutual agreement prior to consummation. On January 16, 1998, the Company announced that Richard
M. Scrushy, a Director of the Company and Chairman of the Board and Chief Executive Officer of HEALTHSOUTH Corporation, had become Chairman of the Board and acting Chief Executive Officer of the Company. On March 18, 1998, the Company announced the appointment of Edwin M. Crawford, formerly Chairman of the Board, President and Chief Executive Officer of Magellan Health Services, Inc. (formerly Charter Medical Corporation), as President and Chief Executive Officer and a Director of the Company. On the same date, the Company announced a net loss for the fourth quarter of 1997 of $840.8 million, which included one-time pre-tax charges totaling $647 million. See "-- Recent Developments" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Having acquired the critical mass attendant to a company with $6.3 billion in annual net revenue, the Company's new leadership intends to concentrate on further integration of its existing operations in order to generate internal growth and capture the opportunities that exist within and across the Company's three divisions. The Company has identified three business objectives: (i) operational integration within existing business lines; (ii) business integration across divisional lines to capitalize on internal opportunities; and
(iii) strategic relationship development, on a regional or national basis, with payors, providers, suppliers and other related businesses. While it is anticipated that the Company will continue to make selected, strategic acquisitions to continue growing the Company during this period of consolidation, the primary focus of management and the Company's 29,000 employees will be on improving the Company's existing operations.

     The Company was incorporated under the laws of Delaware in August 1995 as "MedPartners/Mullikin, Inc." to be the surviving corporation in the combination of the businesses of the original MedPartners, Inc., incorporated under the laws of Delaware in 1993, and MME. In September 1996, the Company changed its name to "MedPartners, Inc." The executive offices of the Company are located at 3000 Galleria Tower, Suite 1000, Birmingham, Alabama 35244, and its telephone number is (205) 733-8996.

RECENT DEVELOPMENTS

     The Company experienced several adverse events in the fourth quarter of 1997 and in January 1998, including: (i) a fourth quarter pretax charge of $646.7 million related primarily to the restructuring and impairment of selected assets of certain of its clinic operations within the Physician Practice Services Division; (ii) a fourth quarter after-tax charge from discontinued operations of approximately $15.3 million; (iii) a fourth quarter after-tax charge of $30.9 million related to the cumulative effect of a change in accounting principle; (iv) a fourth quarter net loss from continuing operations;
(v) the termination of the merger agreement with PhyCor, Inc.; (vi) a steep drop in the price of its Common Stock following the announcement of the termination of the PhyCor merger and (vii) the filing of various stockholder class action lawsuits against the Company and certain of its officers and directors in the aftermath of these events alleging violations of federal securities laws. See Item 3. "Legal Proceedings".

     In response to certain of these setbacks, assembly of a new management team began in January 1998 when Richard M. Scrushy was named Chairman of the Board and acting Chief Executive Officer. Another step was taken in March 1998 when Edwin M. Crawford was named President and Chief Executive Officer. Mr. Scrushy will remain Chairman of the Board and brings his extensive healthcare experience, most recently his 13 years as Chairman of the Board and Chief Executive Officer of HEALTHSOUTH Corporation, to this position. Mr. Crawford has been credited with successfully turning around Magellan's operations, transforming the company from a psychiatric provider operation into a managed care company and expanding the company into the rapidly growing market of specialty disease management. In addition to these management changes, the Company reorganized and streamlined its PPM organizational structure to strengthen management, speed integration, improve operations and facilitate communications.

HEALTHCARE SERVICES INDUSTRY OVERVIEW

     The Health Care Financing Administration ("HCFA") estimates that national healthcare spending in 1996 was in excess of $1 trillion, or 9% of the gross domestic product ("GDP"). HCFA projects that annual healthcare spending will increase at a compound annual growth rate of over 8% to $1.5 trillion, or 16% of the GDP by year 2000. The American Medical Association reports that approximately 613,000 physicians are actively involved in patient care in the United States, and that these physicians control more than 80% of the overall healthcare industry expenditures. Expenditures directly attributable to physicians are estimated at $246 billion, of which approximately $20 billion were revenues for emergency physician services. Expenditures related to pharmaceuticals are estimated at $90 billion, or 9% of overall expenditures.

     Concerns over the cost of healthcare have resulted in the rapid growth of managed care in the past several years. From 1991 to 1996, HMO enrollment in the United States increased from 37 million to 60 million. As markets evolve from traditional fee-for-service medicine to managed care, HMOs and healthcare providers confront market pressures to provide high quality healthcare in a cost-effective manner. Employer groups have begun to bargain collectively in an effort to reduce premiums and to bring about greater accountability of HMOs and providers with respect to accessibility, choice of provider, quality of care and other matters that are fundamental to consumer satisfaction. At the same time, the industry's emphasis on cost efficient treatment alternatives, in addition to continuing advances in both medical technology and new drug development, has produced and is expected to continue to produce significant increases in drug utilization and related costs. These trends have increased the existing need for more appropriate, efficient and cost-effective provider management and drug delivery management.

PHYSICIAN PRACTICE SERVICES

     The Company's Physician Practice Services Division is the largest PPM in the United States based on revenues. As of December 31, 1997, this Division had net revenue of $3.0 billion; had affiliated with 3,588 group physicians and 7,467 independent practice association ("IPA") physicians in 42 states; and provided services to 1,168,032 professional and 895,980 globally capitated enrollees.

     The Company's Physician Practice Services Division affiliates with physicians who are seeking the resources necessary to function effectively in healthcare markets that are evolving from fee-for-service to managed care payor systems. This Division enhances clinic operations by centralizing administrative functions and introducing management tools, such as clinical guidelines and medical management processes. The Company provides affiliated physicians with access to capital and to advanced management information systems. In addition, the Company contracts with HMOs, hospitals and outside providers on behalf of its affiliated physicians. These relationships provide physicians with the opportunity to operate under a variety of payor arrangements and to increase their patient flow.

     The Physician Practice Services Division's revenues are derived from contracts with HMOs that compensate the Company and its affiliated physicians on a prepaid basis and from providing fee-for-service medical services. In the prepaid arrangements, the Company, through its affiliated physicians, typically is paid by HMOs a fixed amount per member ("enrollee") per month ("professional capitation") or a percentage of the premium per enrollee per month ("percent of premium") paid to the HMOs by employer groups and other purchasers of healthcare coverage. In return, the Company, through its affiliated physicians, is responsible for substantially all of the medical services required by enrollees. In many instances, the Company and its affiliated physicians accept financial responsibility for hospital and ancillary healthcare services in return for payments from HMOs on a capitated or percent of premium basis ("institutional capitation"). In exchange for these payments (collectively, "global capitation"), the Company, through its affiliated physicians, provides the majority of covered healthcare services to enrollees and contracts with hospitals and other healthcare providers for the balance of the covered services. In March 1996, the California Department of Corporations ("DOC") issued a healthcare service plan license (the "Restricted License") to MedPartners Provider Network, Inc. ("MPN") (formerly Pioneer Provider Network, Inc.), in accordance with the requirements of the Knox-Keene Act which authorizes MPN to operate as a healthcare service plan in the state of California. The Company utilizes the Restricted License for a broad range of healthcare services. See "-- Government Regulation".

  Physician Practice Management Industry

     Cost-containment initiatives, including reduced reimbursement, have hindered physician practice profitability while demands for increased clinical documentation, cost, quality and utilization data have increased physicians' administrative duties. Small and mid-sized practices generally do not have the market presence, expertise or cost accounting and management systems required, and may not have the time necessary, to evaluate and enter into capitated risk-sharing arrangements or to continue practicing profitably under reduced reimbursement. In addition, these practices often lack the capital required to purchase new medical equipment and information systems necessary to enhance the efficiency and quality of their practices. As a result, individual physicians and small group practices are increasingly consolidating, either by affiliating with larger group practices and physician practice management entities or by forming networks or independent practice associations. By consolidating into larger organizations, physicians can achieve lower administrative costs, gain leverage in negotiating with managed care organizations and position themselves to attract needed capital resources.

     Additionally, as HMO enrollment and physician membership in group medical practices have continued to increase, healthcare providers have sought to reorganize themselves into healthcare delivery systems that are better suited to the managed care environment. Physician groups and IPAs are joining with hospitals, pharmacies and other institutional providers in various arrangements to create vertically integrated delivery systems that provide medical and hospital services ranging from community-based primary medical care to specialized inpatient services. These healthcare delivery systems contract with HMOs to provide hospital and medical services to enrollees pursuant to full risk contracts. Under these contracts, generally called global capitation, providers assume the obligation to provide a broad range of covered healthcare services to HMO enrollees, including professional, institutional and other healthcare services such as home healthcare and pharmaceuticals.

     While the acceptance of greater responsibility and risk affords the opportunity to retain and enhance market share and to operate at a higher level of profitability, the acceptance of global capitation carries with it significant requirements for capital, enhanced infrastructure, information systems, network resources and financial and medical management. Physicians are increasingly abandoning traditional individual or small group private practice in favor of affiliations with larger organizations such as the Company that offer skilled and innovative management, sophisticated information systems and significant capital resources. Many payors and their intermediaries, including governmental entities and HMOs, are also looking to outside providers of physician and pharmacy services to develop and maintain healthcare delivery systems. As a result, physicians are turning to organizations such as the Company to provide the resources necessary to function effectively in a managed care environment.

  Strategy

     The strategy of the Physician Practice Services Division is to develop locally prominent, integrated healthcare delivery networks that provide high quality, cost-effective healthcare in selected geographic markets. The key elements of this strategy include: (i) having affiliated physicians maintain responsibility for decisions relating to patient care, thus ensuring the quality of healthcare services; (ii) developing and implementing effective population health management tools to improve patient health; (iii) analyzing and developing best practices and procedures for patients and utilizing them throughout the Company; (iv) taking the lead in developing and implementing disease management programs that improve care and control costs for patients with chronic illnesses; (v) assuming greater responsibility for the entire spectrum of healthcare services (including hospital care and pharmaceuticals) provided to patients to ensure they are best coordinated and managed; and (vi) benefiting from the medical information systems, capital resources, administrative support, economies-of-scale and sophisticated negotiating capabilities that the Company develops and offers.

     The Company believes it has built strong positions in key sectors of the healthcare industry, because its strategy addresses two principal needs in the healthcare marketplace. First is the need of employers, employees and their families for quality treatment at an affordable price. The Company's ability to meet this need is evidenced by the fact that in 1997 MedPartners, through its affiliated physicians, provided primary and specialty healthcare services to approximately 2.1 million prepaid managed care enrollees and over 5.0 million fee-for-service patient encounters. Second is the need by physicians for solutions that allow them to focus on and improve patient care, while at the same time enhancing the administration of their practices. The Company has developed a unique management structure in which physicians work side-by-side with business managers to ensure the physicians' voices are heard and their issues addressed at decision-making levels. This management model is called paired-physician leadership, and the Company believes that it is the most effective mechanism for driving meaningful change. The Company will attempt to profit from increased revenues and operational efficiencies and synergies produced by the exchange of ideas among physicians and managers across geographic boundaries and varied areas of specialization. The Physician Practice Services Division has established medical management committees that meet monthly to discuss implementation of the best medical management techniques to assist the Company's affiliated physicians in delivering the highest quality of care at lower costs in a consistent fashion. The Physician Practice Services Division has also created a medical advisory committee, which is developing procedures for the identification, packaging and dissemination of the best clinical practices within the Company's medical groups. The medical advisory committee also provides the Company's affiliated physicians a forum to discuss innovative ways to improve the delivery of healthcare. By leveraging the intellectual capital and knowledge of, and providing appropriate tools and resources to, its affiliated physicians, MedPartners allows physicians to drive changes in healthcare.

  Operations

     To meet payor demand for price competitive, quality services, the Company utilizes a market-based approach that incorporates primary care and specialty physicians into a network of providers serving a targeted geographic area. The Company engages in research and market analysis to determine the best network configuration for a particular market. Primary care includes family practice, internal medicine, pediatrics and obstetrics/gynecology. Key specialties include orthopedics, cardiology, oncology, radiology, neurosciences, urology, surgery, ophthalmology and ear, nose and throat. At certain locations, affiliated physicians and support personnel operate centers for diagnostic imaging, urgent care, cancer management, mental health treatment and health education. Network physicians also treat fee-for-service patients on a per-occurrence basis. After-hours care is available in several of the Company's clinics. The Company markets its networks to managed care and third-party payors, referring physicians and hospitals. Under its global capitation contracts, the Company, through its affiliated medical practices or Knox-Kneene licensee, is obligated to pay for inpatient hospitalization and related services for covered enrollees. The Company has contracted with a network of hospitals in its service area to provide hospital services to covered enrollees.

     The Company operates U.S. Family Care Medical Center ("USFMC"), a 102-bed acute care hospital in Montclair, California, and Friendly Hills Hospital ("Friendly Hills"), a 274-bed acute care hospital in La

Habra, California. Many of the physicians on the professional staff rosters of these hospitals are either employed by an affiliated professional corporation or are under contract with the Company's IPAs. Other physicians who are traditionally hospital-based, such as emergency physicians, anesthesiologists, pathologists, radiologists and cardiologists, provide services through contractual arrangements with the Company. Several of the Company's medical clinics are located sufficiently close to hospitals where these physicians are based to allow enrollees who use the clinics also to use those hospitals. Approximately 85% of USFMC's and approximately 87% of Friendly Hills' daily censuses are made up of the Company's affiliated medical group enrollees.

     Affiliated Physicians. The Company offers medical group practices and independent physicians a range of affiliation models. In all instances, the Company enters into long-term practice management agreements that provide for the Company's management of the affiliated physician practices while assuring the clinical independence of the physicians. Under these various types of agreements, revenue is assigned to the Company by the physician practice. The Company is responsible for the billing and collection of all revenue for services provided at its clinics, as well as for paying all expenses, including physician compensation. The Company is not reimbursed for the clinic expenses, rather it is responsible and at risk, with its affiliated physicians, for all such expenses. See Note 1 of the accompanying audited Consolidated Financial Statements.

     IPAs. The Company's networks include 7,467 primary care and specialist IPA physicians serving approximately 358,000 HMO enrollees. An IPA allows individual practitioners to access patients in their respective areas through contracts with HMOs without having to join a group practice. An IPA also coordinates utilization review and quality assurance programs for its affiliated physicians. Additionally, an IPA offers other benefits to physicians seeking to remain independent, including economies of scale in the marketplace, enhanced risk-sharing arrangements and access to other strategic alliances. The Company identifies IPAs that need access to capitated HMO contracts, and such IPA organizations typically agree to assign their existing HMO contracts to the Company.

     HMOs. The Company, through its affiliated physicians, began contracting with HMOs to provide healthcare on a capitated reimbursement basis in 1975 (through predecessors). Under these contracts, the Company provides virtually all covered medical services and receives a fixed monthly capitation payment from HMOs for each member who chooses an affiliate physician as his or her primary care physician. The capitation amount may be fixed, based upon a percentage of premium, or adjustable based on the age and sex of the HMO enrollee. Contracts for prepaid healthcare with HMOs accounted for approximately 32% of the Company's consolidated net revenue for 1997. MedPartners currently has relationships with Pacificare, Foundation, CIGNA, PCA and California Care which account for approximately 17.5% of net revenue of MedPartners for the year ended December 31, 1997.

     To the extent that enrollees require more care than is anticipated or require supplemental medical care that is not otherwise reimbursed by HMOs or other payors, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of enrollees. Stop-loss coverage is maintained for catastrophic events. At December 31, 1997, approximately 2.1 million prepaid HMO enrollees were covered beneficiaries for services in the Company's networks. These patients are covered under either commercial (typically employer-sponsored) or senior (Medicare-funded) HMOs. Higher capitation rates are typically received for senior patients because their medical needs are generally greater. Consequently, the cost of their covered care is higher. As of December 31, 1997, the Company's HMO enrollees comprised approximately 1.7 million commercial enrollees and approximately 0.2 million senior (over 65) enrollees and approximately 0.2 million Medicaid and other enrollees. As of December 31, 1997, the Company was receiving institutional capitation payments for approximately 1.0 million enrollees.

PHARMACEUTICAL SERVICES

     The Company's Pharmaceutical Services Division is a national leader in providing PBM and therapeutic pharmaceutical services to patients with certain chronic conditions. Annual net revenue for the year ended December 31, 1997, for this line of business was approximately $2.4 billion. The Division provides PBM services to approximately 2,194 customer groups representing approximately 15 million managed lives in all 50 states and therapeutic pharmaceutical services to approximately 13,400 patients with long-term, chronic or genetic diseases.

  Pharmaceutical Services Industry

     PBMs initially emerged in the early 1980s primarily to provide cost effective drug claims processing for the healthcare industry. In the mid-1980s they evolved to include pharmacy networks and drug utilization review to address the need to manage the total cost of pharmaceutical services. Through volume discounts, retail pharmacy networks, mail pharmacy services, formulary administration, claims processing and drug utilization review, PBMs created an opportunity for health benefit plan sponsors to deliver drugs to their members in a more cost-effective manner, while improving physician and patient compliance with recommended guidelines for safe and effective drug use.

     The PBM industry continues to demonstrate substantial growth both in terms of revenues and lives covered. According to industry sources, PBM market revenues have grown at an annual rate of approximately 35% for the last three years. Approximately 50% of the U.S. population was covered by a PBM in 1995, more than double the lives covered in 1990.

     PBMs have focused on cost containment by: (i) obtaining discounted prescription services through retail pharmacy networks, and from drug wholesalers and pharmaceutical manufacturers for mail distribution; (ii) establishing drug utilization review programs to reduce the risk of inappropriate drug complications; (iii) encouraging substitution of generic for branded medications; and (iv) generating rebates from pharmaceutical companies. Over the last several years, in response to increasing payor demand, PBMs have begun to develop sophisticated formulary management capabilities and comprehensive, on-line customer decision support tools in an attempt to better manage the delivery of healthcare and, ultimately, costs. Simultaneously, to lower overall healthcare costs, health benefit plan sponsors have begun to focus on the quality and efficiency of care, emphasizing disease prevention, or wellness, and care management. This has resulted in a rapidly growing demand among payors for comprehensive disease management programs. By effectively managing appropriate prescription use, PBMs can positively affect both overall medical costs and improve clinical outcomes.

     The Company believes that future growth in the PBM industry will be driven by (i) increased use of PBM services currently provided to existing PBM clients,
(ii) a continuing trend toward outsourcing of pharmacy management services by managed care entities, insurance companies, corporations, labor unions, government entities, other benefit plan sponsors and physician practice management entities, (iii) increasing penetration by managed care entities, which are large consumers of PBM services, into the growing Medicare and Medicaid market and (iv) demand for comprehensive pharmacy benefit, medication management and disease management services as healthcare service providers and physician practice management entities assume medical care risk from managed care entities.

     The distribution of prescription drug therapies to patients with specialized, long-term, chronic diseases is another area where the competitive forces in the healthcare environment are challenging providers. In addition to the Company, home healthcare companies, hospitals and other providers offer disease management services and programs to these patients. Competitive pricing, customer service and patient education are factors influencing the competition for these patients.

  Strategy

     The strategy of the Pharmaceutical Services Division is to provide innovative pharmaceutical solutions, quality customer service and clinical excellence in order to enhance patient outcomes and better manage overall healthcare costs. The Company intends to increase its market share and extend its leadership in the pharmaceutical services industry. The Company believes that its independence from ownership by any pharmaceutical manufacturer is a competitive advantage, as it is able to make decisions regarding its formularies free of any potential conflicts of interest.

  Operations

     The Division manages outpatient PBM programs throughout the United States for corporations, managed care organizations, insurance companies, unions, coalitions, federal and state agencies and other funded benefit plans, as well as for the Company's affiliated physicians and clinics. Prescription drug benefit management involves the design and administration of programs for reducing the costs and improving the safety, effectiveness and convenience of prescription drugs. The Company dispenses prescription drugs to patients through a network of approximately 53,000 pharmacies (approximately 95% of all retail pharmacies in the United States) and through three mail service pharmacies. The Division negotiates discounts and rebates with pharmaceutical manufacturers and drug wholesalers and assembles preferred product lists, or formularies, which help staff and network pharmacists manage customers' pharmaceutical expense.

     All prescriptions are analyzed, processed and recorded by the Company's proprietary prescription management information system and database. This system assists staff and network pharmacists in processing prescription requests for member eligibility, authorization, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization or potential fraud, and other information. The system collects comprehensive prescription utilization information data valuable to pharmaceutical manufacturers, managed care payors and customers. With this information, the Company offers a full range of drug cost reporting services, including clinical case management, drug utilization review, formulary management and customized prescription programs for senior citizens.

     The retail pharmacy program allows a member to obtain pharmaceuticals at any of more than 53,000 pharmacies nationwide. When a member submits a prescription request, the network pharmacist sends prescription data electronically to the Company, which sends back a report including relevant patient data, co-payment information and confirmation that the pharmacy will receive payment for the prescription. In 1997, the Company processed 39.3 million retail prescriptions.

     The Company operates three automated mail order service centers in San Antonio, Chicago and Ft. Lauderdale. Patients send prescriptions via mail, telephone and fax to staff pharmacists who review them with the assistance of the prescription management information systems. This review often involves a call to the prescribing physician and can result in generic substitution or other actions to affect cost or to improve quality of treatment. Mail service is typically less expensive to clients because of these clinical management strategies and favorable pricing from manufacturers. In 1997, the Company filled
11.3 million mail service prescriptions, representing $964 million in revenue.

     Under the Company's PBM quality assurance program, the Company maintains rigorous quality assurance and regulatory policies and procedures. Each mail service prescription undergoes a sequence of safety and accuracy checks and is reviewed and verified by a registered pharmacist before shipment. A panel of physician specialists who are affiliated with the Company advise it on the clinical analyses of its intervention strategies and on cost-effective clinical procedures.

     The Company's therapeutic pharmaceutical services include comprehensive long-term support for high-cost, chronic illnesses in an effort to improve outcomes for patients and to lower costs. The Company provides therapies and services to patients with such conditions as hemophilia, growth disorders, multiple sclerosis, immune deficiencies, and cystic fibrosis. These services are rendered at the patient's home, office or travel destination and generally include ongoing injections of bio-pharmaceutical drugs. These drugs are distributed from the Company's 23 specialty pharmacies throughout the country, all of which have been accredited by the Joint Commission on Accreditation of Healthcare Organizations. The programs utilize advanced protocols and offer the patient greater convenience in working with insurers. Extensive patient education information is provided to patients through individual instruction and monitoring, written materials, and around-the-clock availability of customer assistance via toll-free telephone. The largest components of this business come from individuals with hemophilia and growth disorders. In 1997, growth came from the implementation of a new program for multiple sclerosis patients. Major initiatives such as Care Patterns(R) for disease management and Caremark Consent(TM) for quick and easy patient access strengthen the Company's leadership position in these markets.

CONTRACT MEDICAL SERVICES

     The Company's Contract Medical Services Division includes Team Health, which manages one of the largest hospital-based physician groups in the country, and the Government Services Division, one of the country's largest correctional and government services healthcare delivery businesses. These groups produced combined contract medical services revenue of $806 million in 1997. Team Health organizes and manages physicians and other healthcare professionals engaged in the delivery of emergency, radiology and teleradiology, hospital-based primary care and temporary staffing and support services to hospitals, clinics, managed care organizations and physician groups throughout the United States. Government Services provides similar services to medical facilities at correctional institutions and Department of Defense facilities. As of December 31, 1997, the Company had 2,476 physicians in 39 states affiliated with its Contract Medical Services Division.

  Contract Medical Services Industry

     Hospitals have been greatly affected by changes in the United States healthcare industry during the last several years, including the increasing use of capitation and other fixed payment systems that shift financial risk from payors to providers. The evolving managed care environment requires hospitals to be more cost-effective in all aspects of their operations, including the recruiting, scheduling, retaining and managing of physicians, and billing and collecting for their services. Hospitals have found it increasingly difficult to recruit, retain and schedule the required emergency physician specialists and to manage their emergency departments ("EDs") for unscheduled primary care. Furthermore, the Company believes that EDs, in combination with primary care clinics, which are often the first point of contact with patients, will play an increasingly important role as 24-hour gatekeepers of the healthcare system. As a result, many hospitals have turned to outside contract management organizations like the Company as a more cost-effective and reliable alternative to the development of in-house emergency physician staffing. Hospitals also look to other hospital-based physicians, including radiologists, anesthesiologists and pathologists to help control cost and improve quality in the new healthcare environment. Smaller local groups of emergency or other hospital based physicians find it increasingly difficult to meet these growing expectations, which requires hospitals to seek alternatives that result in these groups seeking affiliation and consolidation opportunities.

     There are approximately 5,200 hospitals in the United States that operate EDs. Approximately 80% of these hospitals use outsourced physicians to staff their EDs. The groups to which ED services are outsourced are either national groups, regional groups, or small local groups. The national groups serve approximately 20% of the market. Approximately 40% of EDs use local physician groups that manage only one or two EDs. The Company believes that these groups are encountering increasing difficulty in controlling costs and satisfying recordkeeping and other administrative and management requirements as demanded in today's evolving health care industry. As a result, the Company believes that there are significant consolidation opportunities within the emergency physician practice management industry.

     An additional opportunity for consolidation of contract medical services exists in the area of government-owned facilities such as correctional facilities and military bases. There are approximately 1.6 million inmates in correctional facilities in the United States, and this population is growing at an estimated rate of 5-8% per year. Difficulties in recruiting and managing physicians and other healthcare professionals have compelled governmental agencies to contract with management organizations to deliver on-site healthcare services to inmates. Only approximately 30% of these facilities currently contract with private companies to manage the delivery of healthcare. Trends such as cost containment through managed care, increasing inmate populations and pressure on government agencies to be more efficient are driving more of these facilities to seek management services from organizations like the Company. The outsourcing of such healthcare services allows governmental agencies to shift the financial risk associated with the delivery of medical services to inmates to private management organizations, which have greater experience in managing such risks. Also, physician management companies have experience in meeting federal and state mandated healthcare requirements.

  Strategy

     The strategy of the Contract Medical Services Division consists of: (i) growth through marketing to new hospitals and government entities; (ii) the expansion of services offered to emergency facilities and departments; (iii) assisting customers in controlling costs in their emergency facilities and departments; (iv) assisting contracted physicians within developing managed care environments; and (v) growth through acquisition of selected hospital and government facility-based physician practice management entities.

  Operations

     Under contracts with hospitals and other clients, the Contract Medical Services Division identifies and recruits physicians and other healthcare professionals for admission to a client's medical staff and coordinates the ongoing scheduling of staff physicians and other healthcare professionals who provide clinical coverage in designated areas of care and facilitates changes to improve clinical and financial performance in client facilities. To fulfill these obligations, the Contract Medical Services Division retains the services of physicians and other healthcare professionals who agree to provide the necessary clinical coverage.

     The management services provided by Team Health and Government Services under contracts with hospitals, correctional institutions and other clients include: (i) the identification and recruitment of physicians and other healthcare professionals, (ii) utilization review of services and administrative overhead; (iii) case management to assist medical directors and physicians in the delivery of quality care and proper utilization of services; and (iv) scheduling of staff physicians and other healthcare professionals who provide clinical coverage in designated areas of care. The Contract Medical Services Division also provides support and administrative services including billing and collection of fees for professional services. Physician recruitment services provided by the Division include a comprehensive series of interviews and reference checks. Physicians are licensed to practice medicine and are generally either board certified or board eligible. As part of the services provided under its management contracts, the Contract Medical Services Division surveys physician compensation patterns and programs to ensure that physician compensation is competitive in the geographic area being serviced.

     Emergency Departments. Team Health currently recruits physicians and other healthcare professionals, coordinates staff scheduling and provides administrative support services, such as billing and collection, to 263 EDs in 30 states. Team Health generally contracts with a particular ED to provide all necessary physician coverage 24-hours-a-day throughout the year. Team Health believes that it has the ability to control ED expenses through cost-effective staffing, treatment protocols designed to reduce unnecessary testing and the coordination of EDs and affiliated outpatient primary care clinics to direct patients to the most appropriate level of care. When providing services to EDs, Team Health contracts, directly or through affiliated entities, with physicians and other healthcare professionals who provide all emergency department medical services. Team Health provides the ED with a medical director who works directly with the hospital medical staff and administration on such matters as quality assurance, risk management and departmental accreditation to enhance the quality and operational success of the ED.

     Radiology. Team Health provides physician management services, including recruiting and retention, management, temporary physician staffing, quality assurance and billing and collection of professional services to hospital radiology departments and outpatient imaging centers. Team Health believes that hospitals will increasingly utilize contract management firms to solve problems associated with the management of radiology departments, particularly as managed care trends dictate more cost effective services. Team Health has contracts to provide physician management services in 58 radiology departments of hospitals in 14 states.

     Team Health believes a key component in the successful management of many radiology departments is the use of teleradiology technology. In teleradiology, images are converted into a high-quality digital format and sent over telephone lines or via satellite to distant locations for interpretation by radiologists. Technological advances in teleradiology have improved the quality, while decreasing the expense of required equipment, to the extent that the technology is now affordable for reliable interpretations in small hospitals.

     Correctional Care. Government Services provides comprehensive medical services, including mental health and dental services, to inmates in various state and local correctional institutions. The Company provides primary care physician services directly and typically subcontracts other services with hospitals and medical specialists on either a capitated or discounted fee-for-service basis. At December 31, 1997, the Company had contracts with correctional institutions and managed the healthcare services provided to approximately 57,372 inmates at 52 facilities.

     Under correctional care contracts, the Company is typically paid monthly on the basis of each correctional institution's average daily inmate population. The Company is also entitled to additional reimbursement for any healthcare related expenditures incurred above a certain dollar amount of outside medical expenses per inmate per year, as well as reimbursement for the cost of treating inmates in connection with certain extraordinary events.

     Department of Defense. Government Services also provides physicians, nurse and clerical support services for active duty and retired military personnel and their dependents in emergency departments, ambulatory care centers and primary care clinics operated by the Department of Defense. Under Department of Defense contracts, the Company is generally paid a fixed amount, per patient visit or per hour of service, without regard to the scope of professional services provided. Under per patient fixed fee arrangements, the Company assumes the risk if patient volume is below expectations. At December 31, 1997, the Company's military medical services were provided under contracts with 15 facilities generating approximately 300,000 annual patient visits.

INFORMATION SYSTEMS

     The Company's overall information systems design is open, modular and flexible. Given the diversity which has resulted from the Company's growth through acquisitions, the Company has established an overall integrated information systems architecture which guides capital investment and operational improvement. In this effort, the establishment of an integrated eligibility repository, the implementation of electronic medical record (EMR) functionality, the commitment to a small number of strategic physician practice management systems, the selection of an integrated claims management/managed care package and the development of a patient centric integrated data warehouse are the key elements of successful operations in the future.

     Support for the Pharmaceutical Services Division is provided by an information system currently in its second year of operation. This integrated client/server system provides the basis for both mail and retail prescription benefits management. Its integrated architecture allows all requests for service (mail order prescription, retail pharmacy claim or customer service contact) to operate against a complete history of the patient's prescription activity. Information from this system is then integrated into a data repository, which allows the merging of prescription claims with medical claims, laboratory results and eventually clinical records.

     Effective and efficient access to key clinical patient and pharmaceutical data is critical in obtaining quality outcomes and improving costs as the Company enters into more capitation contracts. The Company uses its existing information system to measure patient satisfaction and outcomes, improve productivity, manage complex reimbursement procedures and integrate information from multiple facilities throughout the healthcare spectrum. These systems allow the Company to analyze clinical and cost data to determine thresholds of profitability under various capitation arrangements.

     The Company utilizes a number of different computer software programs and environments in its business, many of which were designed and developed without considering the impact of the upcoming turn of the century (the "Year 2000 Issue"). MedPartners has assessed the potential impact and costs of addressing the Year 2000 Issue and is in the process of implementing a plan of action to address the Year 2000 Issue. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

COMPETITION

     The healthcare industry is highly competitive and is subject to continuing changes in the provision of services and the selection and compensation of providers. The Company competes with national, regional and local entities including PPMs, ED groups and hospital contract management companies. In addition, certain companies, including hospitals and insurers, are expanding their presence in the PPM market. The Company also competes with prescription drug benefit programs, prescription drug claims processors, regional claims processors, providers of disease management services and insurance companies.

GOVERNMENT REGULATION

     General. As a participant in the healthcare industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company believes its operations are in material compliance with applicable laws. Nevertheless, because the structure of the relationship with the physician groups is unique and the PPM industry as a whole is relatively young, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation. Thus, there can be no assurance that a review of the Company's or the affiliated physicians' businesses by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or of its affiliated physicians. Nor can there be any assurance that the healthcare regulatory environment will not change so as to restrict the Company's or the affiliated physicians' existing operations or their growth. Any significant restriction could have a material adverse effect on the operating results and financial condition of the Company.

     Federal Reimbursement, Fraud and Abuse and Referral Laws. Approximately 7% of the net revenue of the Company's affiliated physician practices are derived from payments made by government-sponsored healthcare programs (principally, medicare and state reimbursed programs). As a result, the Company is subject to the laws and regulations that govern reimbursement under Medicare and Medicaid. Any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. There are also state and federal civil and criminal statutes imposing substantial penalties (including civil penalties and criminal fines and imprisonment) on healthcare providers that fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. The Company believes it is in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities or that any such challenge or scrutiny would not have a material adverse effect on the operating results and financial condition of the Company.

     Certain provisions of the Social Security Act, commonly referred to as the "Anti-Kickback Statute", prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payor patients. The Anti-Kickback Statute contains provisions prescribing civil and criminal penalties to which individuals or providers who violate such statute may be subjected. The criminal penalties include fines up to $25,000 per violation and imprisonment for five years or more. Additionally, the United States Department of Health and Human Services (the "DHHS") has the authority to exclude anyone, including individuals or entities, who has committed any of the prohibited acts from participation in the Medicare and Medicaid programs. If applied to the Company or any of its subsidiaries or affiliated physicians, such exclusion could result in a significant loss of reimbursement for the Company, up to a maximum of the approximately 7% of revenues of the Company's affiliated physician groups, which could have a material adverse effect on the operating results and financial condition of the Company. Although the Company believes that it is not in violation of the Anti-Kickback Statute or similar state statutes, its operations do not fit within any of the existing or proposed federal safe harbors.

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

     The Office of the Inspector General of DHHS (the "OIG") has promulgated regulatory "safe harbors" under the Medicare Referral Payments Law that describe payment practices between healthcare providers and referral sources that will not be subject to criminal prosecution and that will not provide the basis for exclusion from the Medicare and Medicaid programs. The Company retains healthcare professionals to provide advice and non-medical services to the Company in return for compensation pursuant to employment, consulting or service contracts. The Company also enters into contracts with hospitals under which the Company provides products and administrative services for a fee. Many of the parties with whom the Company contracts refer or are in a position to refer patients to the Company. The breadth of these federal laws, the paucity of court decisions interpreting these laws, the limited nature of regulatory interpretations and the absence of court decisions interpreting the safe harbor regulations have resulted in ambiguous and varying interpretations of these federal laws and regulations. The OIG or the United States Department of Justice (the "DOJ") could seek a determination that the Company's past or current policies and practices regarding contracts and relationships with healthcare providers violate federal law. In such event, no assurance can be given that the Company's interpretation of these laws will prevail, except with respect to those matters that were the subject of the OIG investigation. See Item 3. "Legal Proceedings" and Note 13 of the accompanying audited Consolidated Financial Statements. If the Company's interpretation of these laws should not prevail it could materially adversely affect the operating results and financial condition of the Company.

     Caremark agreed, in its settlement agreement with the OIG and DOJ prior to the Caremark Acquisition, to continue to enforce certain compliance-related oversight procedures. Should the oversight procedures reveal violations of federal law, Caremark would be required to report such violations to the OIG and DOJ. Caremark is therefore subject to increased regulatory scrutiny and, in the event that Caremark commits legal or regulatory violations, it may be subject to an increased risk of sanctions or penalties, including disqualification as a provider of Medicare or Medicaid services which could have a material adverse effect on the operating results and financial condition of the Company. See Item
3. "Legal Proceedings" and Note 13 of the accompanying audited Consolidated Financial Statements.

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

     Insurance Laws. The assumption of risk on a prepaid basis by health provider networks is occurring with increasing frequency, and the practice is being reviewed by various state insurance commissioners as well as the National Association of Insurance Commissioners ("NAIC") to determine whether the practice constitutes the business of insurance. The Company believes that it is currently in material compliance with the insurance laws in the states where it is operating, and it intends to comply with interpretative and legislative changes as they may develop. There can be no assurance, however, that the Company's activities will not be challenged or scrutinized by governmental authorities or that future interpretations of the insurance laws by such governmental authorities will not require licensure or restructuring of some or all of the Company's operations in any such state. In the event that the Company is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits the Company to continue to operate while the licensure process is progressing, the Company could experience a material adverse change in its operating results and financial condition while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements which the Company may not be able to meet. Further, once licensed, the Company would be subject to continuing oversight by, and reporting to, the respective regulatory agency.

     The NAIC recently adopted the Managed Care Plan Network Adequacy Model Act (the "Model Act") which is intended to establish standards for the creation and maintenance of networks by health carriers. The Model Act is also intended to establish requirements for written agreements between health carriers offering managed care plans, participating providers and intermediaries, like the Company, which negotiate provider contracts. An NAIC model insurance act does not carry the force of law unless it is adopted by applicable state legislatures. The Company does not know which states, if any, will adopt the Model Act. There can be no assurance that the Company will be able to comply with the Model Act if it is adopted in any state in which the Company does business or that any inability of the Company to so comply would not have a material adverse effect on the operating results and financial condition of the Company.

     Other State and Local Regulation. In March 1996, the DOC issued the Restricted License to MPN in accordance with the requirements of the Knox-Keene Act. The Restricted License authorizes MPN to operate as a healthcare service plan in the State of California. The Company, through MPN, utilizes the Restricted License to contract with HMOs for a broad range of healthcare services, including both institutional and professional medical services. The Knox-Keene Act and the regulations promulgated thereunder subject entities that are licensed as healthcare service plans in California to substantial regulation by the DOC. In addition, licensees under the Knox-Keene Act must file periodic financial data and other information (that generally become available to the public), maintain substantial tangible net equity on their balance sheets and maintain adequate levels of medical, financial and operational personnel dedicated to fulfilling the licensee's statutory and regulatory requirements. The DOC is empowered to take enforcement actions against licensees that fail to comply with such requirements.

     The operation of USFMC and Friendly Hills is highly regulated, and each is accredited by the Joint Commission on Accreditation of Healthcare Organizations. Accreditation from the Joint Commission on Accreditation of Healthcare Organizations allows USFMC and Friendly Hills to serve Medicare patients and provides authorization from the California Department of Health Services and the Los Angeles County Department of Health to operate as licensed hospital facilities. Both USFMC and Friendly Hills are licensed and regulated as general acute care hospitals by the State of California Department of Health Services. Additionally, each of USFMC and Friendly Hills have a clinical laboratory license from the State of California Department of Health Services, a clinical laboratory license for its cardio-pulmonary laboratory and a pharmacy license for its inpatient pharmacy.

     Pharmacy Licensing and Operation. The PBM and therapeutic pharmaceutical services of the Company are subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products, dispensing of controlled substances, reimbursement under federal and state medical assistance programs, financial relationships between healthcare providers and potential referral sources, medical waste disposal, risk sharing by non-insurance companies and workplace health and safety. The Company's operations may also be affected by changes in ethical guidelines and changes in operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association, the National Committee for Quality Assurance and the Joint Commission on Accreditation of Healthcare Organizations. Federal controlled substance laws require the Company to register its pharmacies with the United States Drug Enforcement Administration and comply with security, record-keeping, inventory control and labeling standards in order to dispense controlled substances. State controlled substance laws require registration and compliance with the licensing, registration or permit standards of the state pharmacy licensing authority. State pharmacy licensing, registration and permit laws impose standards on the qualifications of an applicant's personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Pharmacists employed by each branch must also satisfy state licensing requirements.

     Several states have enacted legislation that requires mail service pharmacies located outside such state to register with the state board of pharmacy prior to mailing drugs into the state and to meet certain operating and disclosure requirements. These statutes generally permit a mail service pharmacy to operate in accordance with the laws of the state in which it is located. In addition, various pharmacy associations and state boards of pharmacy have promoted enactment of laws and regulations directed at restricting or prohibiting the operation of out-of-state mail service pharmacies by, among other things, requiring compliance with all laws of certain states into which the mail service pharmacy dispenses medications whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent that such laws or regulations are found to be applicable to the Company's operations, the Company would be required to comply with them. Some states have enacted laws and regulations which, if successfully enforced, would effectively limit some of the financial incentives available to plan sponsors that offer mail service prescription programs. The United States Department of Labor has commented that such laws and regulations are preempted by the Employee Retirement Income Security Act of 1974, as amended. The Attorney General in one state has reached a similar conclusion and has raised additional constitutional issues. Finally, the Bureau of Competition of the Federal Trade Commission ("FTC") has concluded that such laws and regulations may be anticompetitive and not in the best interests of consumers. To date, there have been no formal administrative or judicial efforts to enforce any of such laws against the Company. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to the Company, they could have an adverse effect on the Company's prescription mail service operations. While United States Postal Service regulations expressly permit the transmission of prescription drugs through the postal system, the United States Postal Service has authority to restrict such transmission.

     Future Legislation, Regulation and Interpretation. As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the United States Congress and state legislatures relating to healthcare reform. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on the Company. Further, although the Company exercises care in structuring its arrangements with physicians to comply in all material respects with the above-referenced laws, there can be no assurance that (i) government officials charged with responsibility for enforcing such laws will not assert that the Company or certain transactions in which the Company is involved are in violation thereof and (ii) such laws will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation. Therefore, it is possible that future legislation, regulation and the interpretation thereof could have a material adverse effect on the operating results and financial condition of the Company.

CORPORATE LIABILITY AND INSURANCE

     The Company's business entails an inherent risk of claims of medical professional liability. In recent years, participants in the healthcare industry have become increasingly subject to large claims based on theories of medical malpractice that entail substantial defense costs. Through the ownership and operation of USFMC and Friendly Hills, both acute care hospitals, the Company could also be subject to allegations of negligence and wrongful acts. To protect its overall operations from such potential liabilities, the Company has a multi-tiered corporate structure and preserves the operational integrity of each of its operating subsidiaries. In addition, the Company maintains professional liability insurance, general liability and other customary insurance on a claims-made and modified occurrence basis, in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business, for many of the affiliated physicians, practices and operations. The Company has accrued for or purchased "tail" coverage for claims against the Company's affiliated medical organizations to cover incidents which were or are incurred but not reported during the periods for which the related risk was covered by "claims made" insurance. There can be no assurance that a future claim will not exceed the limits of available insurance coverage or that such coverage will continue to be available.

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

EMPLOYEES

     As of December 31, 1997, the Company employed a total of 29,256 persons and was affiliated with 13,531 physicians. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

     The Company leases approximately 150,000 square feet at its corporate headquarters located at 3000 Galleria Tower in Birmingham, Alabama. Additionally, the Company has corporate offices in Long Beach, California, (approximately 73,040 square feet in 5000 Airport Plaza Drive and 49,065 square feet in 5001 Airport Plaza Drive), Knoxville, Tennessee (approximately 35,000 square feet) and Northbrook, Illinois (approximately 199,116 square feet). The Company currently owns or leases facilities providing medical services, including two hospitals, in 42 states, Puerto Rico and two foreign countries. These facilities range in size from 500 square feet to large multi-story buildings which house medical clinics. The Company also leases, subleases or occupies, pursuant to certain acquisition agreements, the clinic facilities of the affiliated physician groups. The Company anticipates that as the affiliated practices continue to integrate their operations, existing corporate facilities should be adequate for the immediate future.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is party to certain legal actions arising in the ordinary course of business. MedPartners is named as a defendant in various legal actions arising primarily out of services rendered by physicians and others employed by its affiliated physician entities and the two hospitals it owns, as well as personal injury and employment disputes. In addition, certain of its affiliated medical groups are named as defendants in numerous actions alleging medical negligence on the part of their physicians. In certain of these actions, MedPartners' and/or the medical group's insurance carrier has either declined to provide coverage or has provided a defense subject to a reservation of rights. Management does not view any of these actions as likely to result in an uninsured award that would have a material adverse effect on the operating results and financial condition of MedPartners.

     In June 1995, Caremark agreed to settle an investigation with certain agencies of the U.S. government and related state investigative agencies in all 50 states and the District of Columbia (the "OIG Settlement"), as described in
Note 13 of the audited Consolidated Financial Statements. The OIG Settlement allows Caremark to continue participating in Medicare, Medicaid and other government healthcare programs. In its agreement with the OIG and the DOJ, Caremark agreed to continue to maintain certain compliance-related oversight procedures. Should these oversight procedures reveal credible evidence of legal or regulatory violations, Caremark is required to report such violations to the OIG and DOJ. Caremark is, therefore, subject to increased regulatory scrutiny and, in the event it commits legal or regulatory violations, Caremark may be subject to an increased risk of sanctions or penalties, including disqualification as a provider of Medicare or Medicaid services, which would have a material adverse effect on the operating results and financial condition of MedPartners.

     In connection with the matters described above relating to the OIG Settlement, Caremark is the subject of various non-governmental claims and may in the future become subject to additional OIG-related claims.

Caremark is the subject of, and may be in the future subjected to, various private suits and claims being asserted in connection with matters relating to the OIG Settlement by Caremark's stockholders, patients who received healthcare services from Caremark and such patients' insurers. MedPartners cannot determine at this time what costs or liabilities may be incurred in connection with future disposition of non-governmental claims or litigation. Such additional costs or liabilities, if incurred, could have a material adverse effect on the operating results and financial condition of MedPartners.

     In May 1996, three home infusion companies, purporting to represent a class consisting of all of Caremark's competitors in the alternate site infusion therapy industry, filed a complaint against Caremark Inc. and Caremark International Inc., as well as two other corporations, in the United States District Court for the District of Hawaii (Case No. 96-00474 ACK) alleging violations of the federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act ("RICO") and California's unfair business practices statute. In this action, styled Phamacare, et al. v. Caremark Inc., Caremark International Inc., et al., the plaintiffs seek unspecified treble damages and attorneys' fees and expenses. MedPartners intends to defend this case vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of MedPartners, there can be no assurance that the ultimate resolution of the matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of MedPartners.

     In March 1998, a group of 22 private payors filed an action styled Blue Cross and Blue Shield of Alabama et al. v. Caremark Inc. and Caremark International Inc. (Case No. 98C-1285) in the United States District Court for Northern District of Illinois seeking recovery for losses allegedly suffered by the plaintiffs during the period 1986-1995 as a result of an allegedly fraudulent scheme conceived and implemented by the defendants to submit and cause other providers to submit fraudulent claims for payment of healthcare benefits by the plaintiffs related to Caremark's home infusion business. Caremark sold its home infusion business in 1995. The plaintiffs allege that Caremark failed to disclose to the plaintiffs the existence and nature of certain relationships that Caremark had with various physicians and the fact that certain funds were paid to such physicians without the plaintiffs' knowledge or approval. The action prays for an unspecified amount in damages and for trebled damages under RICO and other related fraud claims. Caremark intends to defend this lawsuit vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of MedPartners, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of MedPartners.

     In late August 1994, certain patients of a physician who prescribed human growth hormone distributed by Caremark and the sponsor of the health insurance plan of one of those patients filed complaints against Caremark, employees of Caremark and others in the United States District Court for the District of Minnesota. The complaint alleged violations of the federal mail and wire fraud statutes, RICO and the state consumer fraud statute, as well as conspiracy to breach a fiduciary duty, negligence and fraud. The complaint sought unspecified treble damages, and attorney's fees and expenses. In July 1996, these plaintiffs also filed a separate purported class action lawsuit in the Minnesota State Court in the County of Hennepin against Caremark alleging all of the claims contained in the federal complaint and sought unspecified damages, attorneys' fees and expenses and an award of punitive damages. In November 1996, in response to a motion by the plaintiffs, the Court dismissed the United States District Court cases without prejudice. On March 28, 1997, the Minnesota state court lawsuit was dismissed with prejudice, which decision was affirmed by the Minnesota Court of Appeals on November 4, 1997. On December 31, 1997, the Minnesota Supreme Court denied plaintiffs' petition for further reconsideration. This lawsuit is concluded because plaintiffs have no further avenue of appeal. In July 1995, another patient of this same physician filed a separate complaint in the District Court of South Dakota against the physician, Caremark and another corporation alleging violations of the federal laws prohibiting payment of remuneration to induce referral of Medicare and Medicaid beneficiaries, the federal mail fraud statutes and RICO. The complaint also alleges the intentional infliction of emotional distress and seeks trebling of at least $15.9 million in general damages, attorney's fees and costs, and an award of punitive damages. In August 1995, the parties agreed to a stay of all proceedings until final judgment was entered in a criminal case that was then pending against this physician. All charges against the physician have been dismissed. Caremark has moved for the dismissal of the South Dakota case or transfer of the case to Minnesota. Management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of MedPartners.

     In December 1997, a class action was filed in the United States District Court for the Central District of California styled, Padilla, et al. v. MedPartners, Inc., et al. (Case No. SACV 97-978). The action purports to be a class action on behalf of all of the shareholders of Talbert which was acquired by MedPartners in a cash tender offer transaction closed in September 1997, pursuant to which each outstanding share of Talbert was acquired for $63 cash per share. The action alleges that MedPartners violated Rule 14d-10 under the Securities Exchange Act of 1934, the so-called "all holder, best price" rule, by reason of provisions in the employment agreements of two senior officers of Talbert, which provided for a certain contingent payment under certain circumstances. The complaint requests class certification and claims damages and interest. The defendants have filed a Motion to Dismiss this action on a number of grounds, asserting that the complaint fails to state a claim upon which relief can be granted. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of MedPartners, there can be no assurance that the ultimate resolution of the matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of MedPartners.

     On January 7, 1998, MedPartners issued a press release announcing the termination of its proposed merger with PhyCor, Inc. On that date, MedPartners also issued another press release announcing certain fourth quarter 1997 charges and negative earnings estimates, which have since been revised downward. On January 8, 1998, there was a decline in the market prices for MedPartners' publicly traded securities. Since then, certain persons claiming to be stockholders of MedPartners have filed complaints in either state or federal court against MedPartners and certain officers and directors of MedPartners. To date, there are two state court actions and 14 federal court actions, all filed in Birmingham, Alabama. In each of these lawsuits, the plaintiffs purport to represent a class and generally alleges violations of the Securities Exchange Act of 1934, fraud and various state law claims in connection with the public disclosure by MedPartners of the termination of the PhyCor merger and the fourth quarter 1997 charges and earnings estimates. Four of the lawsuits, one filed in the Circuit Court of Jefferson County, Alabama, and three filed in the United States Federal Court for the Northern District of Alabama, were filed against MedPartners and certain of its officers and directors, purportedly on behalf of all persons who purchased MedPartners' Threshold Appreciation Price Securities(TM) in the offering occurring on or about September 16, 1997. The state complaint also asserts claims under Sections 11 and 15 of the Securities Act of 1933, as well as Sections 8-6-17(a)(2) and 8-6-19 of the Alabama Code. Collectively, these complaints seek class certification, damages and interest, as well as costs and expenses. Exhibit 99-1 attached to this Annual Report on Form 10-K is a schedule of the stockholder suits of which the Company has knowledge. MedPartners' management believes that it and MedPartners have acted properly throughout and intends to defend each of these cases vigorously. All of these cases are in the most preliminary stages, and their ultimate resolution cannot be known at this time. Therefore, there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on the operating results and financial condition of MedPartners.

     Beginning in September 1994, Caremark was named as a defendant in a series of lawsuits added to a pending group of actions (including a class action) brought in 1993 under the antitrust laws by local and chain retail pharmacies against brand name pharmaceutical manufacturers, wholesalers and prescription benefit managers other than Caremark. The lawsuits, filed in federal district courts in at least 38 states (including the United States District Court for the Northern District of Illinois), allege that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the complaining retail pharmacies (approximately 3,900 in number). The complaints charge that certain defendant prescription benefit managers, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers in violation of the Robinson-Patman Act. Each complaint seeks unspecified treble damages, declaratory and equitable relief and attorney's fees and expenses. All of these actions have been transferred by the Judicial Panel for Multi-district Litigation to the United States District Court for the Northern District of Illinois for coordinated pretrial procedures. Caremark was not named in the class action. In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. On July 1, 1996, the district court directed entry of a partial final order in the class action approving an amended settlement with certain of the pharmaceutical manufacturers. The amended settlement provides for a cash payment by the defendants in the class action (which does not include Caremark) of approximately $351.0 million to class members in settlement of conspiracy claims as well as a commitment from the settling manufacturers to abide by certain injunctive provisions. All class action claims against non-settling manufacturers as well as all opt out and other claims generally, including all Robinson-Patman Act claims against Caremark, remain unaffected by the settlement. The district court has scheduled a trial of the remaining class action claims for the fall of 1998. It is expected that trials of the remaining individual conspiracy claims will also precede the trial of any Robinson-Patman Act claims. MedPartners intends to defend these cases vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of MedPartners, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of MedPartners.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of 1997.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "MDM". The following table sets forth, for the calendar periods indicated, the range of high and low sales prices from January 1, 1996. Prior to February 21, 1996, the Company's Common Stock traded on the NASDAQ National Market System.

                                                               HIGH        LOW
                                                              -------    -------
1996
First Quarter (from February 21)............................  $34.75     $28.50
Second Quarter..............................................   30.25      20.13
Third Quarter...............................................   23.13      16.63
Fourth Quarter..............................................   24.50      19.88
1997
First Quarter...............................................  $25.00     $18.00
Second Quarter..............................................   23.50      17.375
Third Quarter...............................................   24.188     19.813
Fourth Quarter..............................................   28.375     20.00
1998
First Quarter (through March 30)............................  $22.375    $ 7.125

     On March 30, 1998, the closing sale price of the Company's Common Stock on the NYSE was $10.50.

     There were 42,109 holders of record of the Company's Common Stock as of March 1, 1998.

     The Company has never paid a cash dividend on its Common Stock. Future dividends, if any, will be determined by the Company's Board of Directors in light of circumstances existing from time to time, including the Company's growth, profitability, financial condition, results of operations, continued existence of the restrictions described below and other factors deemed relevant by the Company's Board of Directors. Restrictions contained in the Credit Facility (as defined in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations") limit the payment of non-stock dividends on the Company's Common Stock.

UNREGISTERED SALES OF SECURITIES

     The following table indicates all unregistered sales of the Company's Common Stock during the last fiscal year that have not previously been reported on a Quarterly Report on Form 10-Q:

                                                                                                      MARKET
TRANSACTION                                                        PURPOSE             DATE            VALUE
-----------                                                   -----------------  -----------------  -----------
Summit Medical Group, P.A.                                    Merger             January 31, 1997   $49,965,496
Georgia Urology, P.A.                                         Contract           January 2, 1997      5,250,000
                                                                Modification
SOUTHVIEW Medical Group, P.C.                                 Merger             January 2, 1997     10,750,000
Hirsch, Strassberg, Kenward & Vizoso, M.D.s, Inc.             Acquisition        January 27, 1997       787,500
North Carolina Medical Associates, P.A.                       Contract           February 14, 1997    1,724,800
                                                                Modification
Chase Dennis Medical Group, Inc.                              Asset Acquisition  February 14, 1997   17,330,000
IMHC Management, Inc.                                         Merger             May 14, 1997         7,809,381
Pacific Medical Group                                         Acquisition        May 14, 1997         1,573,669
Obstetric & Gynecologic Associates of Columbus, P.C.          Contract           May 16, 1997           916,000
                                                                Modification
Northwest Diagnostic Clinic, P.A.                             Asset Acquisition  May 30, 1997           290,996
Aldine Women's Clinic, P.A.                                   Asset Acquisition  May 30, 1997            49,999
L. Stayton Halberdler, Jr., M.D., P.A.                        Asset Acquisition  May 30, 1997            25,010
Alan G. Moore, M.D., P.A.                                     Asset Acquisition  May 30, 1997            59,995
Jeffrey C. Lambert, M.D., P.A.                                Asset Acquisition  May 30, 1997            25,010
Herschel Fischer, Inc.                                        Merger             July 11, 1997       17,999,980
Karl G. Mangold, Inc.                                         Merger             July 11, 1997       26,999,981
Doctor's Essential Services, Inc.                             Asset Acquisition  July 11, 1997        1,000,000
Suburban Heights Medical Center, S.C.                         Asset Acquisition  July 28, 1997        9,700,000
Doctors Medical Associates, Pinola, Inc.                      Asset Acquisition  October 30, 1997         9,600
Health First Medical Group, P.C.                              Merger             December 16, 1997    6,255,052
Kelsey-Seybold Contingent Stock Right Exercises through       Stock Right        through December     1,576,598
  December 31, 1997                                             Exercises        31, 1997

     None of these sales was underwritten, and all of the shares issued were taken for investment by the entity or individual to whom they were issued. The Company believes all of the securities issued were exempt from registration under Section 4(2) of the Securities Act. Approximately 63% of the shares issued in the above transactions have been registered subsequently, or the Rule 144 one year holding period restricting the sale of the shares has lapsed.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data for the Company derived from the Company's Consolidated Financial Statements. The selected financial data should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes thereto.

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1993         1994         1995         1996         1997
                                       ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenue..........................  $1,980,967   $2,909,024   $3,908,717   $5,222,019   $6,331,151
Income (loss) from continuing
  operations.........................      55,017       63,510       32,189      (76,790)    (693,742)
Income (loss) from discontinued
  operations.........................      30,808       25,902     (136,528)     (68,698)     (95,988)
                                       ----------   ----------   ----------   ----------   ----------
Income (loss) before cumulative
  effect of a change in accounting
  principle..........................      85,825       89,412     (104,339)    (145,488)    (789,730)
Cumulative effect of a change in
  accounting principle...............          --           --           --           --      (30,885)
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss)....................  $   85,825   $   89,412   $ (104,339)  $ (145,488)  $ (820,615)
                                       ==========   ==========   ==========   ==========   ==========
Earnings (loss) per common share
  outstanding(1):
Income (loss) from continuing
  operations.........................  $     0.42   $     0.49   $     0.21   $    (0.45)  $    (3.73)
Income (loss) from discontinued
  operations.........................        0.24         0.20        (0.90)       (0.40)       (0.52)
Cumulative effect of a change in
  accounting principle...............          --           --           --           --        (0.17)
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss) per share..........  $     0.66   $     0.69   $    (0.69)  $    (0.85)  $    (4.42)
                                       ==========   ==========   ==========   ==========   ==========
Weighted average common shares
  outstanding........................     130,903      130,435      152,453      169,897      185,830
Diluted earnings (loss) per common
  share outstanding(2):
Income (loss) from continuing
  operations.........................  $     0.42   $     0.43   $     0.20   $    (0.45)  $    (3.73)
Income (loss) from discontinued
  operations.........................        0.24         0.18        (0.86)       (0.40)       (0.52)
Cumulative effect of a change in
  accounting principle...............          --           --           --           --        (0.17)
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss) per share..........  $     0.66   $     0.61   $    (0.66)  $    (0.85)  $    (4.42)
                                       ==========   ==========   ==========   ==========   ==========
Weighted average common and dilutive
  equivalent shares outstanding......     130,903      146,773      158,109      169,897      185,830
BALANCE SHEET DATA:
Cash and cash equivalents............  $   44,852   $  101,101   $   87,581   $  127,397   $  215,801
Working capital......................     251,736      180,198      286,166      226,409       75,747
Total assets.........................   1,117,557    1,682,345    1,964,130    2,423,120    2,890,529
Long-term debt, less current
  portion............................     177,141      394,811      541,391      715,996    1,470,622
Total stockholders' equity...........     491,039      644,918      674,442      837,408       90,854

---------------

(1) Earnings (loss) per share is computed by dividing net income (loss) by the number of common shares outstanding during the periods presented in accordance with the applicable rules of the Commission.
(2) For the computation of diluted earnings (loss) per share, no incremental shares related to options are included for years with net losses from continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The purpose of the following discussion is to facilitate the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company, including changes arising from recent acquisitions by the Company, the timing and nature of which have significantly affected the Company's results of operations and financial condition. This discussion should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto. Unless the context otherwise requires, as used herein, the term "MedPartners" or the "Company" refers collectively to MedPartners, Inc. and its subsidiaries and affiliates.

GENERAL

     MedPartners is one of the largest healthcare companies in the United States, with net revenue of approximately $6.3 billion for the year ended December 31, 1997. The Company operates three separate business divisions:
Physician Practice Services, Pharmaceutical Services and Contract Medical Services. The Physician Practice Services Division is larger than any other PPM in the United States, based on annual revenues in that business of approximately $3.0 billion for the year ended December 31, 1997. The Pharmaceutical Services Division operates one of the largest independent PBM and therapeutic pharmaceutical services programs in the United States, with revenues of approximately $2.4 billion for the year ended December 31, 1997. The Contract Medical Services Division operates one of the largest hospital-based physician management services and one of the largest corrections and government services managed care businesses, with combined revenues of approximately $806 million for the year ended December 31, 1997.

     The Company's Physician Practice Services Division affiliates with physicians who are seeking the resources necessary to function effectively in healthcare markets that are evolving from fee-for-service to managed care payor systems. MedPartners also affiliates with physicians who seek greater efficiencies in operations of traditional fee-for-service practices. The Company enhances clinic operations by centralizing administrative functions and introducing management tools, such as clinical guidelines and medical management processes. The Company provides affiliated physicians with access to capital and to advanced management information systems. In addition, the Company contracts with health maintenance organizations (and other third-party payors that compensate the Company and its affiliated physicians on a prepaid basis (collectively, "HMOs")), hospitals and outside providers on behalf of its affiliated physicians. These relationships provide physicians with the opportunity to operate under a variety of payor arrangements and to increase their patient flow.

     The Company offers medical group practices and independent physicians a range of affiliation models which are described in Note 1 of the accompanying audited Consolidated Financial Statements. These affiliations are carried out by the acquisition of PPM entities or practice assets, either for cash or equity, or by affiliation on a contractual basis. In all instances, the Company enters into long-term practice management agreements with the affiliated physicians that provide for both the management of their practices by the Company and the clinical independence of the physicians.

     The Company also manages PBM programs for more than 2,194 clients throughout the United States, including corporations, insurance companies, unions, government employee groups and managed care organizations. The Company dispenses an average of 44,800 prescriptions daily through three mail service pharmacies and manages patients' immediate prescription needs through a network of approximately 53,000 retail and other pharmacies. The Company's therapeutic pharmaceutical services are designed to meet the healthcare needs of individuals with certain chronic diseases or conditions. These services include the design, development and management of comprehensive programs comprising drug therapy, physician support and patient education. The Company currently provides therapies and services for individuals with such conditions as hemophilia, growth disorders, immune deficiencies, cystic fibrosis and multiple sclerosis. The Company is in the process of integrating the pharmaceutical services program with the PPM business by providing pharmaceutical services to affiliated physicians, clinics and HMOs.

     The Contract Medical Services Division organizes and manages physicians and other healthcare professionals engaged in the delivery of emergency, radiology and teleradiology services, primary care and temporary staffing and support services. Through its Team Health subsidiary the Company provides these services to hospitals, clinics and managed care organizations, and the Company's Government Services unit provides these services to correctional facilities, Department of Defense facilities and government-affiliated physician groups throughout the United States. The Division also provides occupational health services to corporate industrial clients. Under contracts with hospitals and other clients, the Contract Medical Services Division identifies and recruits physicians and other healthcare professionals for admission to a client's medical staff and coordinates the ongoing scheduling of staff physicians and other healthcare professionals who provide clinical coverage in designated areas of care.

     The Company experienced several adverse events in the fourth quarter of 1997 and the month of January 1998, including: (i) a fourth quarter pretax charge of $646.7 million related primarily to the restructuring and impairment of selected assets of certain of its clinic operations within the physician practice management division; (ii) a fourth quarter after-tax charge from discontinued operations of approximately $15.3 million; (iii) a fourth quarter after-tax charge of $30.9 million related to a cumulative effect of a change in accounting principle; (iv) a fourth quarter net loss from continuing operations, excluding the impact of restructuring and asset impairment charges of $190.0 million; (v) the termination of the merger agreement with PhyCor, Inc.; (vi) a steep drop in the price of its Common Stock following the announcement of the termination of the PhyCor merger; and (vii) the filing of various stockholder class action lawsuits against the Company and certain of its officers and directors in the aftermath of these events alleging violations of federal securities laws. See Item 3. "Legal Proceedings".

     In response to certain of these setbacks, assembly of a new management team began in January 1998 when Richard M. Scrushy was named Chairman of the Board and acting Chief Executive Officer. Another step was taken in March 1998 when Edwin M. Crawford was named President and Chief Executive Officer. Mr. Scrushy will remain Chairman of the Board and brings his extensive healthcare experience, most recently his 13 years as Chairman of the Board and Chief Executive Officer of HEALTHSOUTH Corporation, to this position. Mr. Crawford joins MedPartners from Magellan Health Services, Inc.(formerly Charter Medical Corporation) where he served as Chairman of the Board, President and Chief Executive Officer. Mr. Crawford has been credited with successfully turning around Magellan's operations, transforming the company from a psychiatric provider operation into a managed care company, and expanding the company into the rapidly growing market of specialty disease management. In addition to these management changes, the Company reorganized and streamlined its PPM organizational structure to strengthen management, speed integration, improve operations and facilitate communications.

RESULTS OF OPERATIONS

     In June 1997, the Company combined with InPhyNet in a transaction that was accounted for as a pooling of interests. The financial information referred to in this discussion reflects the combined operations of this entity and several other entities accounted for as additional poolings of interests. The following table sets forth the earnings summary by service area for the periods indicated. (Operating income (loss) represents earnings (loss) before interest and income taxes and excludes merger expenses and restructuring and impairment charges.):

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1995          1996          1997
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
Physician Practice Services
  Net revenue................................    $1,646,656    $2,397,120    $3,036,303
  Operating income (loss)....................        65,483       102,935      (150,969)
  Margin.....................................          3.98%         4.29%        (4.97)%
Pharmaceutical Services
  Net revenue................................    $1,840,249    $2,159,479    $2,363,404
  Operating income...........................       125,484       133,543       122,061
  Margin.....................................          6.82%         6.18%         5.16%
Contract Medical Services
  Net revenue................................    $  342,412    $  567,042    $  806,350
  Operating income...........................        38,045        55,836        46,905
  Margin.....................................         11.11%         9.85%         5.82%
International
  Net revenue................................    $   79,400    $   98,378    $  125,094
  Operating income (loss)....................         1,300        (1,749)          620
  Margin.....................................          1.64%        (1.78)%        0.50%
Corporate Services
  Operating loss.............................    $  (30,524)   $  (31,555)   $  (28,566)
  Percentage of total net revenue............         (0.78)%       (0.60)%       (0.45)%

  Physician Practice Services

     The Company's PPM revenues have increased substantially over the past three years primarily due to growth in prepaid enrollment, existing practice growth and new practice affiliations. Of the total 1997 PPM revenue, $0.4 billion can be attributed to acquisitions made during the year. The Company's PPM operations in the western region of the country function in a predominantly prepaid environment. The Company's PPM operations in the other regions of the country are in predominantly fee-for-service environments with limited but increasing managed care penetration. The following table sets forth the breakdown of net revenue for the PPM services area for the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1995         1996         1997
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
Prepaid............................................  $1,030,226   $1,492,672   $1,891,623
Fee-for-Service....................................     596,804      889,908    1,108,862
Other..............................................      19,626       14,540       35,818
                                                     ----------   ----------   ----------
          Total net revenue from PPM service
            area...................................  $1,646,656   $2,397,120   $3,036,303
                                                     ==========   ==========   ==========

     The Company's prepaid revenue reflects the number of HMO enrollees for whom it receives monthly capitation payments. The Company receives professional capitation to provide physician services and institutional capitation to provide hospital care and other non-professional services. The table below reflects the growth in enrollment for professional and global capitation:

                                                                 AT DECEMBER 31,
                                                        ---------------------------------
                                                          1995        1996        1997
                                                        ---------   ---------   ---------
Professional enrollees................................    603,391     983,543   1,168,032
Global enrollees (professional and institutional).....    509,720     678,200     895,980
                                                        ---------   ---------   ---------
          Total enrollees.............................  1,113,111   1,661,743   2,064,012
                                                        =========   =========   =========

     During 1997, prepaid revenues increased 27% while prepaid enrollees increased 24%. The reason for this difference relates to the mix of professional capitation enrollment to total enrollment (which includes institutional capitation). The percentage of professional capitation enrollment to total enrollment was 57% at December 31, 1997 compared to 59% at December 31, 1996. Revenue per enrollee for professional capitation is substantially lower than global capitation. Therefore, the lower percentage of professional capitation enrollment accounts for the higher percentage increase in prepaid revenue as compared to the percentage increase in total enrollment.

     The Company will attempt to profit from increased revenues, operational efficiencies and synergies produced by the exchange of ideas among physicians and managers across geographic boundaries and varied areas of specialization. The PPM service area, for example, has established medical management committees that meet monthly to discuss implementation of the best medical management techniques to assist the Company's affiliated physicians in delivering the highest quality of care at lower costs in a consistent fashion. The PPM service area has also created a medical advisory committee, which is developing procedures for the identification, packaging and dissemination of the best clinical practices within the Company's medical groups. The medical advisory committee also provides the Company's affiliated physicians a forum to discuss innovative ways to improve the delivery of healthcare.

     During the fourth quarter of 1997, the PPM service area began a difficult process of restructuring and reorganization which included practice disassociations, site closings, physician and staff reductions and systems standardization and conversions. Specifically, the Company closed a total of 60 clinic locations, primarily in southern California. Some closings also occurred in Nevada, Arizona and northern California. Most of the locations were redundant in nature due to the rapid acquisition of several group practices in the region. The closings resulted in the elimination of approximately 114 physicians and 600 employees. The Company has also disassociated with 24 smaller practices, all of which were in the eastern area of the country. These practices, which represent approximately 124 physicians, accounted for approximately $54 million in annual revenue. The disassociations were by mutual agreement and were the result of the fact that the economics of the practice management agreements were not in the best interest of the Company or the physicians.

     As part of the restructuring process, the West Coast operations were restructured into three regions: Southern California, Northwest (Idaho, Oregon, and Washington) and Southwest (Arizona, Nevada, New Mexico, Oklahoma, Texas and
Utah). Each region is headed by a leadership team composed of physicians and managers. Additionally, the Company moved to strengthen the financial capability of its West Coast operations, internalize its actuarial capabilities to enhance risk management functions and strengthen the managed care contracting process.

     The Company recorded a pre-tax charge during the fourth quarter of 1997 of $646.7 million related primarily to the restructuring and impairment of selected assets of certain of its clinic operations within the PPM division. Of the total charge, $39.2 million relates to cash charges including employee and physician severance ($17.1 million), leases ($19.0 million) and other exits costs ($3.1 million), $552.4 million relates to the impairment of goodwill, primarily in the Southern California and Southwestern markets, and $55.1 million relates to the write down of various assets. The impairment of goodwill and write down of other assets are non-cash charges.

     The operating loss for the year ended December 31, 1997, was $151.0 million compared to an operating profit of $102.9 million for the year ended December 31, 1996. The loss was the result of greater than anticipated costs in the Company's PPM operations, primarily related to higher than expected medical utilization, additions to medical claims reserves, additional allowances for uncollectible receivables, recognition of losses on certain contracts, and delays in the implementation of certain integration activities.

  Pharmaceutical Services

     Pharmaceutical Services revenues continue to exhibit sustained growth. This growth is entirely internal and has not been supplemented by acquisitions. Key factors contributing to this growth include high customer retention, additional penetration of retained customers, new customer contracts and drug cost inflation. These growth factors were partially offset in 1995, 1996 and 1997 by selective non-renewal of certain accounts not meeting threshold profitability levels. The preponderance of Pharmaceutical Services revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. Revenues for selected types of services are earned based on a percentage of savings achieved or on a per-enrollee or per-member basis; however, these revenues are not material to total revenues.

     Operating income experienced accelerated growth in 1995 and 1996, and margins decreased slightly from 6.8% in 1995 to 6.2% in 1996. Operating margin fell to 5.2% in 1997, due almost entirely to a $20 million loss recognized on a risk-share contract. This particular contract is the only significant risk-share contract to which the Pharmaceutical Services Division is a party. Operating income and margins in 1997 were enhanced by reduced information systems costs achieved through renegotiations of a contract with an outsource service vendor, continued improvements in the acquisition costs of drugs, increased penetration of higher margin value-oriented services and an overall 13% reduction in selling and administrative expenses.

  Contract Medical Services

     The Contract Medical Services Division includes Team Health, which manages one of the largest hospital-based physician groups in the country, and Government Services, one of the largest correctional and government services managed care delivery businesses. These groups produced combined contract medical services revenue of $806 million in 1997. Team Health organizes and manages physicians and other healthcare professionals engaged in the delivery of emergency, radiology and teleradiology services, hospital-based primary care and temporary staffing and support services to hospitals, clinics, managed care organizations and physician groups throughout the United States. Government Services provides similar services to medical facilities at correctional institutions and Department of Defense facilities. As of December 31, 1997, the Company had 2,476 physicians in 39 states affiliated with its Contract Medical Services Division.

     Team Health. Since becoming part of MedPartners as a result of the PPSI merger in 1996, Team Health has grown into one of the nation's largest providers of hospital-based physician management services. Team Health's growth is based upon a strategy of seeking out high quality, regional hospital-based physician management groups for affiliation. Beginning in 1996, Team Health acquired regional groups in New Jersey (Emergency Physician Associates), Florida (The Emergency Associates for Medicine and Sheer, Ahearn and Associates) and Ohio (Emergency Professional Services). Team Health also assumed management responsibility for a hospital-based group that was already part of PPSI in Washington (Northwest Emergency Physicians) prior to PPSI's acquisition of Team Health. In 1997, Team Health continued to grow by making significant inroads into the strategically important California market with the acquisition of Quantum Plus, followed several months later by the acquisition of Fischer Mangold. During 1997, MedPartners acquired InPhyNet and Team Health assumed responsibility for management of the hospital-based division of InPhyNet. Team Health also continued to expand its radiology line with the acquisition of Reich, Seidelmann, and Janicki in Ohio in late 1997. In addition to growth by acquisition of regional groups, Team Health aggressively seeks internal growth through sales of contract staffing opportunities as well as acquisition of smaller hospital-based groups that "roll in" to existing regional offices.

     Team Health has determined that timely and successful integration of acquired groups is critical when growing quickly, and places significant emphasis on integration efforts. Additionally, it is crucial to find ways to add value to the practices that choose to affiliate with Team Health. Local operations are coordinated out of the regional offices under the guidance of a senior physician leader, but all corporate support functions such as accounting and payroll are centralized in the Team Health corporate office. Common information platforms and databases are developed to facilitate the efficient capture of clinical and operating data. The two major initiatives currently under way involve migration of all Team Health billing onto a common IDX-based billing system and creation of a company-wide physician database and management system. Both initiatives are expected to be significantly complete by the end of 1998. Management effort is also focused on evaluating the best clinical practices and exporting this knowledge throughout all the affiliates of Team Health in order to continually improve the quality of patient care provided by Team Health physicians. Attention is also focused on finding ways to reduce the cost of the clinical support services. For example, during 1997, the operations of Quantum Plus and Fischer Mangold were merged together and now operate from one regional office, thus saving a significant amount of duplicate overhead costs.

     Team Health is currently affiliated with more than 2,100 emergency physicians and 140 radiologists. As of December 31, 1997, Team Health operates under 362 hospital-based contracts in 31 states compared to 302 contracts at December 31, 1996.

     Team Health revenue is driven primarily by the number of contracts with hospitals and other providers (such as outpatient imaging centers) that are staffed by hospital based physicians. The revenue under these contracts is almost entirely fee-for-service. Accordingly, the capitated revenue of Team Health is minimal. Under the Team Health staffing contracts, revenue is generated either through direct billing of patients and payors, payments from the hospital or other provider, or a combination of both. Therefore, revenue can be affected by changes in patient volume and reimbursement levels from payors as well as changes in the contracted payment rate between the hospital or other providers and Team Health. Operating income and margins declined in 1997 primarily as a result of increased costs associated with the Company's changes in malpractice programs and other matters associated with the acquisition of InPhyNet.

     Government Services. Government Services currently has 228 affiliated physicians working in 52 correctional facilities in 15 states with approximately 57,400 globally capitated lives, making the Company the nation's second largest provider of correctional medical services ("Correctional Care"). The contracts with correctional facilities are concentrated mainly on the East Coast (from Florida to Vermont), the Midwest and in California. Another 195 physicians work in 15 military facilities, covering 300,000 annual patient visits ("Military Services"). The revenues under the Correctional Care contracts are generally capitated while some of the Military Services contacts reimburse the Company on an hourly basis.

     Government Services revenue has increased significantly in the last three years, primarily as a result of Correctional Care contract growth. The Company obtained 34 contracts from year-end 1995 through 1997, and increased globally capitated lives from 21,888 in 1995 to 57,372 in 1997. The stated growth resulted from individual contract awards and the purchase of National Health Services, Inc. in July 1996, which contributed $12.3 million in revenue in 1996.

  International

     Internationally, the Company, through Caremark, had established home care businesses in the United Kingdom, Canada, Germany, France, the Netherlands, Puerto Rico and Japan. The international operations are currently in the process of being sold. The home infusion operations in Germany, the Netherlands and Canada have been sold to Fresenius A. G. Other international operations in Puerto Rico, Japan and the Netherlands are being or have been sold to various parties. Revenue from international operations during 1997 totaled $125.1 million.

  Discontinued Operations

     During 1995, Caremark divested its Caremark Orthopedic Services, Inc. subsidiary as well as its Clozaril(R) Patient Management System, home infusion business and oncology management services business. The Company's Consolidated Financial Statements present the operating income and net assets of these discontinued operations separately from continuing operations. Prior periods have been restated to conform with this presentation. Discontinued operations for 1995 reflect the net after-tax gain on the disposal of the Clozaril(R) Patient Management System, the home infusion business and a $154.8 million after-tax charge for the settlement related to the OIG investigation discussed in Note 13 of the accompanying audited Consolidated Financial Statements. Discontinued operations for 1996 reflects a $67.9 million after-tax charge related to settlements with private payors discussed in Note 13 of the accompanying audited Consolidated Financial Statements and an after-tax gain on disposition of the nephrology services business, net of disposal costs, of $2.5 million. During the second quarter of 1997, the Company settled a dispute with Coram Health Corporation arising from Caremark's sale of its home infusion therapy business to Coram, and, during the third quarter of 1997, the Company settled a class action lawsuit also related to Caremark, both of which are discussed in Note 13 of the accompanying audited Consolidated Financial Statements. During the fourth quarter of 1997, the Company recorded a charge related to amounts due from and due to third parties as well as miscellaneous litigation, all of which resulted from operations previously owned by the Company's Caremark subsidiary.

  Results of Operations for the Years Ended December 31, 1997 and 1996

     For the year ended December 31, 1997, net revenue was $6,331.2 million, compared to $5,222.0 million for 1996, an increase of 21%. The increase in net revenue resulted primarily from affiliations with new physician practices and the increase in Pharmaceutical Services' net revenue, which accounted for $371.3 million and $203.9 million of the increase in net revenue, respectively. The increase in Pharmaceutical Services' net revenue is attributable to pharmaceutical price increases, the addition of new customers, further penetration of existing customers and the sale of new products.

     The net loss was $820.6 million for the year ended December 31, 1997 compared to a net loss of $145.5 million for the year ended December 31, 1996. The Company incurred a charge of $646.7 million in 1997 related to restructuring and impairment. See Note 15 of the accompanying audited Consolidated Financial Statements. Changes in operations have previously been discussed for each division.

     Included in the pre-tax loss for 1997 were merger expenses totaling $59.4 million related to the business combinations with InPhyNet and several other entities, the major components of which are listed in Note 11 of the accompanying audited Consolidated Financial Statements.

     In November 1997, the Emerging Issues Task Force ("EITF") issued EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology" ("EITF 97-13"). EITF 97-13 requires process reengineering costs, as defined, which had been previously capitalized as part of an information technology project to be written off as a cumulative catch-up adjustment in the fourth quarter of 1997. The Company recorded a charge of $30.9 million, net of tax of $18.9 million, as a result of EITF 97-13. The Company incurred such costs primarily in connection with the process reengineering associated with the new operating systems installed for its PBM operations.

     Under Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS 109), the Company is required to record a net deferred tax asset for the future tax benefits of tax loss and tax credit carryforwards, as well as for other temporary differences, if realization of such benefits is more likely than not. In assessing the realizability of deferred tax assets, management has considered reversing deferred tax liabilities, projected future taxable income and tax planning strategies. However, the ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward.

     Management believes, considering all available information, including the Company's history of earnings from continuing operations (after adjustments for nonrecurring items, restructuring charges, permanent differences and other appropriate adjustments) and after considering appropriate tax planning strategies, it is more likely than not that the Company will generate sufficient taxable income in the appropriate carryforward periods to realize the $247.8 million in net deferred tax assets related to net operating losses and future deductible temporary differences of which $148.3 million was recognized in fiscal year 1997 (includes the current tax benefit from discontinued operations of $51.4 million and the tax benefit from the change in accounting methods of $18.9 million). The total net deferred tax assets (both current and noncurrent) have been reduced to the amount management considers realizable by establishing valuation allowances aggregating $109.3 million. The valuation allowances have been established due to the uncertainty associated with forecasting future income. The valuation allowance also includes $9.3 million related to certain net operating losses of non-consolidated entities that can only offset future taxable income generated by those entities.

     While management expects the Company to be profitable, future levels of operating income are dependent upon general economic conditions, including competitive pressures on sales and profit margins, and other factors beyond the Company's control. Management has considered these factors in reaching its conclusion that it is more likely than not that future taxable income will be sufficient to utilize certain net operating loss carryforwards and other temporary differences prior to their expiration.

  Results of Operations for the Years Ended December 31, 1996 and 1995

     For the year ended December 31, 1996, net revenue was $5,222.0 million, compared to $3,908.7 million for 1995, an increase of 33.6%. The increase in net revenue resulted primarily from affiliations with new physician practices and the increase in PBM net revenue, which accounted for $339.9 million and $352.1 million of the increase in net revenue, respectively. The most significant physician practice acquisition during this period was the CIGNA Medical Group which was acquired in January 1996. This acquisition accounted for 92% of the new practice revenue. The increase in PBM net revenue is attributable to pharmaceutical price increases, the addition of new customers, further penetration of existing customers and the sale of new products.

     Operating income for the PPM and PBM services areas increased 57.2% and 35.3%, respectively, for 1996 compared to 1995. This growth was the result of higher net revenues in both areas and increases in operating margins resulting from the spreading of fixed overhead expenses over a larger revenue base and continued integration of operations in the PPM services area. Operating income and margins declined in the corresponding periods for the therapeutic services area as a result of lower volumes in the hemophilia business and continued pricing pressures for growth hormone products.

     Included in the pre-tax loss for 1996 were merger expenses totaling $308.9 million related to the business combinations with Caremark, PPSI and several other entities, the major components of which are listed in Note 11 of the accompanying audited Consolidated Financial Statements.

PHYCOR AND AMERICA SERVICE GROUP INC. MERGER AGREEMENTS AND SUBSEQUENT TERMINATIONS

     On October 29, 1997, the Boards of Directors of the Company and PhyCor, Inc. unanimously approved a merger agreement under which PhyCor would acquire the Company, with the Company's stockholders receiving 1.18 shares of PhyCor common stock for each share of the Company's Common Stock. On January 7, 1998, it was announced that the merger agreement had been terminated by mutual agreement.

     On October 1, 1997, the Company announced that it entered into an agreement to acquire America Service Group Inc. ("ASG") in a stock transaction valued at approximately $59 million. On February 26, 1998, it was announced that the merger agreement had been terminated by mutual consent of both parties and that a release and settlement agreement had been executed. Due to the exchange of confidential information, the settlement agreement contains customary non-competition and non-solicitation provisions and provides for the payment of certain expenses and costs by the Company.

  Other Matters

     Year 2000 Compliance. The Company has assessed the potential impact and costs of addressing the Year 2000 Issue and is in the process of implementing a plan of action to address the Year 2000 Issue. This plan of action is a significant undertaking which is expected to require a significant amount of time and attention of senior management and other personnel to resolve. The Company estimates that the total cost of all of the work to be carried out to resolve its Year 2000 Issue will be approximately $47.7 million over the years 1998 and 1999. Of this amount, approximately $31 million was work already budgeted without regard to the Year 2000 Issue. Thus the incremental costs of the Company's efforts to address the Year 2000 Issue will be approximately $16.7 million. The Company's current plan of action projects that the program to be carried out will be completed sometime in mid-1999; however, there can be no assurance that the program will be implemented as planned and that there will not be adverse effects on the Company's operations, financial condition and results of operations not currently anticipated in addressing the Year 2000 Issue. The Year 2000 Issue is also expected to affect the systems of various entities with which the Company interacts, including payors, suppliers and vendors. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely corrected, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the company.

     EITF 97-2. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 97-2 concerning the consolidation of physician practice revenues. PPMs will be required to consolidate financial information of a physician practice where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. EITF 97-2 is effective for the Company's financial statements for the year ended December 31, 1998. The Company does not believe that the implementation of EITF 97-2 will have a material impact on its financial condition or results of operations.

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

     The Company completed its acquisition of Caremark in September 1996. There are various Caremark legal matters which, if materially adversely determined, could have a material adverse effect on the Company's operating results and financial condition. See Note 13 to the accompanying audited Consolidated Financial Statements of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had working capital of $75.7 million and had cash and cash equivalents of $215.8 million. During 1997, the Company generated $80.4 million from operating activities, which was used primarily to fund acquisitions as well as liabilities related to restructuring charges.

     During 1997 and 1996, the Company incurred cash expenditures in connection with acquisitions of the assets of physician practices of $415.3 million and $160.5 million, respectively, capital expenditures for property and equipment were approximately $123.0 million and $126.9 million, respectively. During 1997 and 1996, the Company paid $120.1 million and $143.3 million, respectively, in cash for merger costs. During 1997, these expenditures were funded by approximately $76.6 million derived from capital contributions and net incremental borrowings of $677.3 million. During 1996, these expenditures were funded by approximately $271.9 million derived from issuance of common stock and net incremental borrowings of $124.4 million. Investments in acquisitions and property and equipment are anticipated to continue to be uses of funds in future periods.

     Effective September 5, 1996, the Company established a $1 billion unsecured revolving Credit Facility with a final maturity date of September 5, 2001 (the "Credit Facility"). This Credit Facility replaced the Company's then existing Credit Facility. The purpose of the facility is to provide funds for working capital, acquisitions and other general corporate purposes. As of December 31, 1997, $524 million was outstanding under the Credit Facility. The Credit Facility contains affirmative and negative covenants which include requirements that the Company maintain certain financial ratios (including minimum net worth, minimum fixed charge coverage ratio and maximum indebtedness to cash flow), and establishes certain restrictions on investments, mergers and sales of assets. Additionally, the Company is required to obtain bank consent for acquisitions with an aggregate purchase price in excess of $75 million and for which more than half of the consideration is to be paid in cash. The Credit Facility is unsecured but provides a negative pledge on substantially all assets of the Company.

     On January 14, 1998, the Company obtained a waiver of all financial covenants and ratios contained in Section 8.1 of the Credit Facility. The financial covenants are currently waived through May 29, 1998. The Company expects to negotiate an amendment to the Credit Facility or replace it prior to the expiration of the waiver.

     On September 19, 1997, the Company completed a $420 million senior subordinated note offering. These three year notes carry a coupon rate of 6 7/8%. Interest on the notes is payable semi-annually on March 1 and September 1 of each year. The notes are not redeemable by the Company prior to maturity and are not entitled to the benefit of any mandatory sinking fund. The notes are general unsecured obligations of the Company ranking junior in right of payment to all existing and future senior debt of the Company. In addition, the notes are effectively subordinated to all existing and future indebtedness of the Company's subsidiaries. Net proceeds from the offering were used to reduce amounts outstanding under the Credit Facility.

     In September 1997, the Company issued 21.7 million 6 1/2% Threshold Appreciation Price Securities ("TAPS") with a stated amount of $22.1875 per security. Each TAPS consists of (i) a stock purchase contract which obligates the holder to purchase common stock from the Company on the final settlement date (August 31, 2000) and (ii) 6 1/4% U.S. Treasury Notes due August 31, 2000. Under each stock purchase contract the Company is obligated to sell, and the TAPS holder is obligated to purchase on August 31, 2000, between 0.8197 of a share and one share of the Company's Common Stock. The exact number of common shares to be sold is dependent on the market value of the Company's Common Stock in August 2000. The number of shares issued by the Company in conjunction with this security will not be more than approximately 21.7 million or less than approximately 17.8 million (subject to certain anti-dilution adjustments). The Treasury Notes forming a part of the TAPS have been pledged to secure the obligations of the TAPS holders under the purchase contracts. Pursuant to the TAPS, TAPS holders receive payments equal to 6 1/2% of the stated amount per annum consisting of interest on the Treasury Notes at the rate of 6 1/4% per annum and yield enhancement payments payable semi-annually by the Company at the rate of 0.25% of the stated amount per annum. Additional paid-in capital has been reduced by $20.4 million for issuance costs and the present value of the annual 0.25% yield enhancement payments payable to the holders of the TAPS. These securities are not included on the Company's balance sheet; an increase in stockholders' equity will be reflected when cash proceeds of $481.4 million are received by the Company on August 31, 2000.

     On October 8, 1996, the Company completed a $450 million Senior Note offering. The ten year notes carry a coupon rate of 7 3/8%. Interest on the notes is payable semi-annually on April 1 and October 1 of each year. The notes are not redeemable by the Company prior to maturity and are not entitled to the benefit of any mandatory sinking fund. The notes are general unsecured obligations of the Company, ranking senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future unsubordinated and unsecured obligations of the Company. The notes are effectively subordinated to all existing and future secured indebtedness of the Company and to all existing and future indebtedness and other liabilities of the Company's subsidiaries. Net proceeds from the note offering were used to reduce amounts under the Credit Facility.

QUARTERLY RESULTS (UNAUDITED)

     The following tables set forth certain unaudited quarterly financial data for 1996 and 1997. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of normal recurring items) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                        QUARTER ENDED
                       --------------------------------------------------------------------------------
                       MARCH 31,     JUNE 30,    SEPTEMBER 30,   DECEMBER 31,   MARCH 31,     JUNE 30,
                          1996         1996          1996            1996          1997         1997
                       ----------   ----------   -------------   ------------   ----------   ----------
                                                        (IN THOUSANDS)
Net revenue..........  $1,237,715   $1,286,692    $1,313,019      $1,384,593     1,467,933   $1,560,600
Operating expenses...   1,181,064    1,226,971     1,246,846       1,308,128     1,386,301    1,467,029
Net interest
  expense............       7,030        4,158         5,395           8,132         9,781       12,549
Merger expenses......      34,448          250       263,000          11,247            --       59,434
Restructuring and
  impairment
  charges............          --           --            --              --            --           --
Other, net...........        (107)          51           328          (1,347)           --           --
                       ----------   ----------    ----------      ----------    ----------   ----------
Income (loss) from
  continuing
  operations before
  income taxes.......      15,280       55,262      (202,550)         58,433        71,851       21,588
Income tax expense
  (benefit)..........       8,878       19,271       (53,423)         28,489        27,454       19,540
                       ----------   ----------    ----------      ----------    ----------   ----------
Income (loss) from
  continuing
  operations.........       6,402       35,991      (149,127)         29,944        44,397        2,048
Loss from
  discontinued
  operations, net of
  taxes..............     (68,698)          --            --              --            --      (75,434)
Cumulative effects of
  a change in
  accounting
  principle..........          --           --            --              --            --           --
                       ----------   ----------    ----------      ----------    ----------   ----------
Net income (loss)....  $  (62,296)  $   35,991    $ (149,127)     $   29,944    $   44,397   $  (73,386)
                       ==========   ==========    ==========      ==========    ==========   ==========

                              QUARTER ENDED
                       ----------------------------
                       SEPTEMBER 30,   DECEMBER 31,
                           1997            1997
                       -------------   ------------
                              (IN THOUSANDS)
Net revenue..........   $1,614,062      $1,688,556
Operating expenses...    1,512,142       1,975,628
Net interest
  expense............       13,969          19,449
Merger expenses......           --              --
Restructuring and
  impairment
  charges............           --         646,651
Other, net...........           --              --
                        ----------      ----------
Income (loss) from
  continuing
  operations before
  income taxes.......       87,951        (953,172)
Income tax expense
  (benefit)..........       33,509        (158,543)
                        ----------      ----------
Income (loss) from
  continuing
  operations.........       54,442        (794,629)
Loss from
  discontinued
  operations, net of
  taxes..............       (5,273)        (15,281)
Cumulative effects of
  a change in
  accounting
  principle..........           --         (30,885)
                        ----------      ----------
Net income (loss)....   $   49,169      $ (840,795)
                        ==========      ==========

     The Company's historical unaudited quarterly financial data have been restated to include the results of all businesses acquired prior to December 31, 1997 that were accounted for as poolings of interests (collectively, the "Mergers"). The Company's Quarterly Reports on Form 10-Q were filed prior to the Mergers and thus, differ from the amounts for the quarters included herein. The differences caused solely by the operation of the merged companies are summarized as follows:

                                                                   QUARTER ENDED
                                                                   MARCH 31, 1997
                                                              ------------------------
                                                              FORM 10-Q    AS RESTATED
                                                              ----------   -----------
                                                                   (IN THOUSANDS)
Net revenue.................................................  $1,332,271   $1,467,933
Income from continuing operations before income taxes.......      65,411       71,851
Income tax expense..........................................      24,925       27,454
Net income..................................................      40,486       44,397

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated Financial Statements of the Company meeting the requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   36
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................   37
Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1996 and 1997..........................   38
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1995, 1996 and 1997..............   39
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1996 and 1997..........................   40
Notes to Consolidated Financial Statements..................   41

     Other financial statements and schedules required under regulation S-X are listed in Item 14(a)(2) of this Annual Report on Form 10-K.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
MedPartners, Inc.

     We have audited the accompanying consolidated balance sheets of MedPartners, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedPartners, Inc. at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Birmingham, Alabama
March 13, 1998

                               MEDPARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  127,397   $  215,801
  Accounts receivable, less allowances for bad debts of
     $143,449 in 1996 and $204,249 in 1997..................     660,150      763,551
  Inventories...............................................     150,586      164,049
  Deferred tax assets, net..................................      52,261       72,203
  Income tax receivable.....................................       2,496       10,446
  Prepaid expenses and other current assets.................      69,225       86,991
                                                              ----------   ----------
          Total current assets..............................   1,062,115    1,313,041
Property and equipment, net.................................     516,769      530,033
Intangible assets, net......................................     686,975      731,586
Deferred tax assets, net....................................      18,333      175,619
Other assets................................................     138,928      140,250
                                                              ----------   ----------
          Total assets......................................  $2,423,120   $2,890,529
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  288,023   $  340,106
  Other accrued expenses and liabilities....................     404,334      670,615
  Accrued medical claims payable............................     114,753      208,937
  Current portion of long-term debt.........................      28,596       17,636
                                                              ----------   ----------
          Total current liabilities.........................     835,706    1,237,294
Long-term debt, net of current portion......................     715,996    1,470,622
Other long-term liabilities.................................      34,010       91,759
Contingencies (Note 13)
Stockholders' equity:
  Common stock, $.001 par value; 400,000 shares authorized,
     issued-- 183,950 in 1996 and 197,766 in 1997...........         184          198
  Additional paid-in capital................................     855,162      937,233
  Notes receivable from stockholders........................      (1,665)      (1,367)
  Unrealized loss on marketable securities..................          --       (5,035)
  Shares held in trust, 9,317 in 1996 and 1997..............    (150,200)    (150,200)
  Retained earnings (deficit)...............................     133,927     (689,975)
                                                              ----------   ----------
          Total stockholders' equity........................     837,408       90,854
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $2,423,120   $2,890,529
                                                              ==========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                               MEDPARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               1995           1996           1997
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenue..............................................   $3,908,717     $5,222,019     $6,331,151
Operating expenses:
  Clinic expenses........................................    1,785,564      2,683,107      3,690,859
  Non-clinic goods and services..........................    1,688,075      2,019,895      2,254,079
  General and administrative expenses....................      172,896        173,428        275,719
  Depreciation and amortization..........................       62,394         86,579        120,443
  Net interest expense...................................       19,114         24,715         55,748
  Restructuring and impairment charges (Note 15).........           --             --        646,651
  Merger expenses........................................       69,064        308,945         59,434
  Losses on investments..................................       86,600             --             --
  Other, net.............................................         (192)        (1,075)            --
                                                            ----------     ----------     ----------
          Income (loss) from continuing operations before
            income taxes.................................       25,202        (73,575)      (771,782)
Income tax expense (benefit).............................       (6,987)         3,215        (78,040)
                                                            ----------     ----------     ----------
          Income (loss) from continuing operations.......       32,189        (76,790)      (693,742)
Discontinued operations:
  Income (loss) from discontinued operations, net of
     taxes of $(72,100), $(35,849) and $(51,352) in 1995,
     1996 and 1997, respectively.........................     (168,342)       (71,221)       (95,988)
  Net gains on sales of discontinued operations..........       31,814          2,523             --
                                                            ----------     ----------     ----------
          Loss from discontinued operations..............     (136,528)       (68,698)       (95,988)
                                                            ----------     ----------     ----------
          Loss before cumulative effect of a change in
            accounting principle.........................     (104,339)      (145,488)      (789,730)
Cumulative effect of a change in accounting principle,
  net of taxes of $(18,930)..............................           --             --        (30,885)
                                                            ----------     ----------     ----------
Net loss.................................................   $ (104,339)    $ (145,488)    $ (820,615)
                                                            ==========     ==========     ==========

Earnings (loss) per common share outstanding:
  Income (loss) from continuing operations...............   $     0.21     $    (0.45)    $    (3.73)
  Loss from discontinued operations......................        (0.90)         (0.40)         (0.52)
  Cumulative effect of a change in accounting
     principle...........................................           --             --          (0.17)
                                                            ----------     ----------     ----------
Net loss.................................................   $    (0.69)    $    (0.85)    $    (4.42)
                                                            ==========     ==========     ==========
Weighted average common shares outstanding...............      152,453        169,897        185,830
                                                            ==========     ==========     ==========
Diluted earnings (loss) per common share outstanding:
  Income (loss) from continuing operations...............   $     0.20     $    (0.45)    $    (3.73)
  Loss from discontinued operations......................        (0.86)         (0.40)         (0.52)
  Cumulative effect of a change in accounting
     principle...........................................           --             --          (0.17)
                                                            ----------     ----------     ----------
Net loss.................................................   $    (0.66)    $    (0.85)    $    (4.42)
                                                            ==========     ==========     ==========
Weighted average common and dilutive equivalent shares
  outstanding............................................      158,109        169,897        185,830
                                                            ==========     ==========     ==========

          See accompanying Notes to Consolidated Financial Statements.

                               MEDPARTNERS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1995        1996        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
COMMON STOCK:
  Balance, beginning of year................................  $     136   $     165   $     184
  Beginning balance of immaterial poolings of interests
    entities................................................          1           6          --
  Common stock issued and capital contributions.............         10          10           7
  PPSI common stock issued during the two months ended
    December 31, 1995.......................................         --           1          --
  Conversion of preferred stock.............................          7          --          --
  Stock issued in connection with acquisitions..............          2           2           7
  Contributions to employee benefit trust...................          9          --          --
                                                              ---------   ---------   ---------
  Balance, end of year......................................        165         184         198
ADDITIONAL PAID-IN-CAPITAL:
  Balance, beginning of year................................    246,494     541,230     855,162
  Beginning balance of immaterial poolings of interests
    entities................................................          6         620       2,396
  Common stock issued and capital contributions.............    115,027     226,190          --
  Exercise of stock options.................................      2,335      46,654      75,964
  Stock issued in connection with acquisitions..............     36,373      39,880      23,466
  Issuance costs and present value of yield enhancement
    payments payable to holders of Threshold Appreciation
    Price Securities........................................         --          --     (20,417)
  Contribution to employee benefit trust....................    150,191          --          --
  Conversion of preferred stock.............................     19,994          --          --
  Capital distributions.....................................    (30,970)         --          --
  PPSI common stock issued during the two months ended
    December 31, 1995.......................................         --         588          --
  Transfer of predecessor company retained earnings to
    additional paid-in capital upon conversion from an S to
    a C corporation.........................................      1,780          --          --
  Deferred compensation on issuance of options..............         --          --         662
                                                              ---------   ---------   ---------
  Balance, end of year......................................    541,230     855,162     937,233
NOTES RECEIVABLE FROM STOCKHOLDERS:
  Balance, beginning of year................................     (2,349)     (1,930)     (1,665)
  Net change in notes receivable from stockholders..........        419         265         298
                                                              ---------   ---------   ---------
  Balance, end of year......................................     (1,930)     (1,665)     (1,367)
UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES:
  Balance, beginning of year................................         17         149          --
  Unrealized gain (loss) on marketable securities, net of
    taxes...................................................        132        (149)     (5,035)
                                                              ---------   ---------   ---------
  Balance, end of year......................................        149          --      (5,035)
UNAMORTIZED DEFERRED COMPENSATION:
  Balance, beginning of year................................     (3,552)     (2,682)         --
  Amortization of deferred compensation.....................        870       2,682          --
                                                              ---------   ---------   ---------
  Balance, end of year......................................     (2,682)         --          --
SHARES HELD IN TRUST:
  Balance, beginning of year................................         --    (150,200)   (150,200)
  Contribution to employee benefit trust....................   (150,200)         --          --
                                                              ---------   ---------   ---------
  Balance, end of year......................................   (150,200)   (150,200)   (150,200)
RETAINED EARNINGS (DEFICIT):
  Balance, beginning of year................................    404,172     287,710     133,927
  Beginning balance of immaterial poolings of interests
    entities................................................      1,472        (238)     (3,287)
  Net (loss)................................................   (104,339)   (145,488)   (820,615)
  Dividends and distributions paid..........................    (11,815)         --          --
  Transfer of predecessor company retained earnings to
    additional paid-in capital upon conversion from an S to
    a C corporation.........................................     (1,780)         --          --
  Net loss for two months ended December 31, 1995 for
    PPSI....................................................         --      (8,057)         --
                                                              ---------   ---------   ---------
  Balance, end of year......................................    287,710     133,927    (689,975)
                                                              ---------   ---------   ---------
         Total stockholders' equity.........................  $ 674,442   $ 837,408   $  90,854
                                                              =========   =========   =========

          See accompanying Notes to Consolidated Financial Statements.

                               MEDPARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                1995         1996          1997
                                                              ---------   -----------   -----------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM CONTINUING OPERATIONS:
Net (loss)..................................................  $(104,339)  $  (145,488)  $  (820,615)
Adjustments for non-cash items:
  Net loss from discontinued operations.....................    136,528        68,698        95,988
  Cumulative effect of change in accounting principle, net
    of taxes................................................         --            --        30,885
  Restructuring and impairment charges......................         --            --       646,651
  Depreciation and amortization.............................     62,394        86,579       120,443
  Deferred tax(benefit).....................................    (68,422)      (36,056)      (83,428)
  Merger expenses...........................................     69,064       308,945        59,434
  Loss on sale of investments...............................     86,600            --            --
  Other.....................................................      1,505         1,161        (1,513)
Changes in operating assets and liabilities, net of effects
  of acquisitions...........................................    (36,337)     (107,342)       32,532
                                                              ---------   -----------   -----------
    Net cash and cash equivalents provided by continuing
      operations............................................    146,993       176,497        80,377
Investing activities:
  Cash paid for merger expense..............................    (53,600)     (143,285)     (120,054)
  Net cash used to fund acquisitions........................   (212,063)     (160,485)     (415,329)
  Additions to intangibles..................................     (7,235)      (19,515)      (16,969)
  Purchase of property and equipment........................   (128,428)     (126,873)     (123,020)
  Proceeds from sale of property and equipment..............         --            --        15,332
  Proceeds from sale of marketable securities...............      1,636        27,558            --
  Other.....................................................      1,964         1,083           136
                                                              ---------   -----------   -----------
    Net cash and cash equivalents used in investing
      activities............................................   (397,726)     (421,517)     (659,904)
Financing activities:
  Common stock issued and capital contributions.............    100,380       271,882        76,588
  Issuance costs related to Threshold Appreciation Price
    Securities..............................................         --            --       (18,378)
  Capital distributions.....................................    (37,771)           --            --
  Net borrowings (repayments) under Credit Facility.........     72,100       (77,000)      311,500
  Proceeds from issuance of senior subordinated notes.......         --            --       420,000
  Proceeds from issuance of bonds payable...................         --       450,000            --
  Net repayment of other debt...............................     (2,638)     (248,577)      (54,165)
  Dividends and distributions paid..........................     (9,355)           --            --
  Other.....................................................         (3)          266           297
                                                              ---------   -----------   -----------
    Net cash and cash equivalents provided by financing
      activities............................................    122,713       396,571       735,842
Cash provided by (used in) discontinued operations..........    114,500      (115,835)      (68,412)
                                                              ---------   -----------   -----------
Net (decrease) increase in cash and cash equivalents........    (13,520)       35,716        87,903
Cash and cash equivalents at beginning of year..............    101,101        88,386       127,397
Beginning cash and cash equivalents of immaterial poolings
  of interests entities.....................................         --         3,295           501
                                                              ---------   -----------   -----------
Cash and cash equivalents at end of year....................  $  87,581   $   127,397   $   215,801
                                                              =========   ===========   ===========
Supplemental Disclosure of Cash Flow Information
  Cash paid (received) during the period for:
    Interest................................................  $  35,204   $    42,979   $    62,175
                                                              =========   ===========   ===========
    Income taxes............................................  $  24,939   $   (16,848)  $     4,513
                                                              =========   ===========   ===========

     Non-cash investing activities include notes and other obligations issued for acquisitions of $30.8 million in 1995, and $123.6 million in notes and other securities received from divestitures in 1995. Non-cash financing activities include the issuance of $55.1, $39.9 and $23.5 million of stock for acquisitions in 1995, 1996 and 1997, respectively.

          See accompanying Notes to Consolidated Financial Statements.

                               MEDPARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1. ACCOUNTING POLICIES

  Description of Business

     MedPartners, Inc. (The "Original Predecessor") was incorporated in January 1993, and affiliated with its initial physician practice in November 1993. Mullikin Medical Enterprises, L.P. ("MME") was formed by the merger of several physician partnerships in 1994, and the original business was organized in 1957. MedPartners/Mullikin, Inc. was formed as a result of the November 1995 business combination between the Original Predecessor and MME. In February and September of 1996, MedPartners/Mullikin, Inc. combined with Pacific Physician Services, Inc. ("PPSI") and Caremark International Inc. ("Caremark"), respectively. These business combinations were accounted for as poolings of interests. The combined companies were renamed MedPartners, Inc. (herein referred to as the "Company" or "MedPartners") in conjunction with the business combination with Caremark. In June 1997, MedPartners combined with InPhyNet Medical Management Inc. ("InPhyNet") in a business combination accounted for as a pooling of interests. The financial information referred to in this discussion reflects the combined operations of these entities and several additional immaterial entities accounted for as poolings of interests.

     The Company operates three separate business divisions: Physician Practice Services, Pharmaceutical Services and Contract Medical Services. The Physician Practice Services Division is larger than any other physician practice management company ("PPM") in the United States, based on revenues in that business of approximately $3.0 billion for the year ended December 31, 1997. Through its network of affiliated group and independent practice association ("IPA") physicians, the Company provides primary and specialty healthcare services to prepaid enrollees and fee-for-service patients. The Pharmaceutical Services Division operates one of the largest independent prescription benefit management ("PBM") and therapeutic pharmaceutical services programs in the United States, with revenues of approximately $2.4 billion for the year ended December 31, 1997. The Contract Medical Services Division operates one of the largest hospital-based physician management service businesses and one of the largest corrections and government services managed care businesses in the United States, with revenues of approximately $806 million for the year ended December 31, 1997.

     The Company's Physician Practice Services Division affiliates with physicians who are seeking the resources necessary to function effectively in healthcare markets that are evolving from fee-for-service to managed care payor systems. The Company enhances clinic operations by centralizing administrative functions and introducing management tools, such as clinical guidelines, utilization review and medical management processes. The Company provides affiliated physicians with access to capital and to advanced management information systems. In addition, the Company contracts with health maintenance organizations (and other third-party payors that compensate the Company and its affiliated physicians on a prepaid basis (collectively, "HMOs")), hospitals and outside providers on behalf of its affiliated physicians. These relationships provide physicians with the opportunity to operate under a variety of payor arrangements.

     The Company offers medical group practices and independent physicians a range of affiliation models. These affiliations are carried out by the acquisition of physician practice services entities or practice assets, either for cash or equity, or by affiliation on a contractual basis. In all instances, the Company enters into long-term practice management agreements that provide for the management of the affiliated physicians by the Company while assuring the clinical independence of the physicians.

     The Company also manages PBM programs for more than 2,194 clients throughout the United States, including corporations, insurance companies, unions, government employee groups and managed care organizations. The Company dispenses approximately 44,222 prescriptions daily through three mail service pharmacies and manages patients' immediate prescription needs through a network of approximately 53,000 retail and other pharmacies. The Company's therapeutic pharmaceutical services are designed to meet the

                               MEDPARTNERS, INC.

healthcare needs of individuals with certain chronic diseases or conditions. These services include the design, development and management of comprehensive programs comprising drug therapy, physician support and patient education. The Company currently provides therapies and services for individuals with such conditions as hemophilia, growth disorders, immune deficiencies, cystic fibrosis and multiple sclerosis. The Company is in the process of integrating the pharmaceutical services program with the PPM business by providing pharmaceutical services to affiliated physicians, clinics and HMOs.

     The Contract Medical Services Division organizes and manages physicians and other healthcare professionals engaged in the delivery of emergency, radiology and teleradiology services, hospital-based primary care and temporary staffing and support services. Through its Team Health subsidiary the Company provides these services to hospitals, clinics and managed care organizations, and the Company's Government Services unit provides these services to correctional facilities, Department of Defense facilities and government-affiliated physician groups throughout the United States. The Division also provides occupational health services to corporate industrial clients. Under contracts with hospitals and other clients, the Contract Medical Services division identifies and recruits physicians and other healthcare professionals for admission to a client's medical staff, monitors the quality of care and proper utilization of services and coordinates the ongoing scheduling of staff physicians and other healthcare professionals who provide clinical coverage in designated areas of care.

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

     Where there is a transfer agreement with the PC, it enables the Company to require the stockholder(s) of the PC at any time and for any reason to transfer, at a nominal price, shares of the PC to a transferee selected by the Company. Where such agreements exist, the physician-stockholders of the PC are, as a general rule, designated by the Company and are senior members of the Company's management. Because each stockholder of the PC is the Company's nominee, whom the Company can replace at will, the transfer agreement provides the Company with unilateral control.

     Contracts with hospitals and payors for the provision of medical services which are entered into directly between the hospitals or the payor (e.g., HMOs and health plans) and the Company or a wholly-owned subsidiary of the Company, contributed approximately 70% of the Company's 1997 PPM revenue (43% of consolidated revenue, since PPM revenue comprised 61% of consolidated revenue). In these cases, the contractual revenue is earned by the Company or a legal subsidiary of the Company. In some cases, the Company contracts with its PCs to provide medical services under these payor or hospital contracts. The Company consolidates these PCs by virtue of its rights under a practice management agreement and, in most cases, a transfer agreement. The PCs do not have any external revenue because, as noted above, all revenue is generated through contracts with the Company. Consolidation of these PCs, therefore, does not materially affect the Company's Consolidated Financial Statements.

     For PCs that have directly entered into contracts with payors and/or that have the right to receive payment directly from payors for the provision of medical services in the Company's clinics, the Company consolidates these PCs because it obtains a controlling financial interest solely by virtue of a long-term practice management agreement with the PC (the Company generally does not have a transfer agreement with these types of PCs). The revenue earned by these PCs represented 30% of PPM revenue (18% of consolidated revenue) during 1997. Practice management agreements with PCs that hold payor contracts

                               MEDPARTNERS, INC.

and/or the right to receive payment directly from payors provide three general types of financial arrangements regarding the compensation of the physician-stockholders of those PCs.

     PCs that contributed 2% of PPM revenue (1% of consolidated net revenue) during 1997 have practice management agreements that provide the physician-stockholders a negotiated fixed dollar amount. At the Company's sole discretion, the physicians are eligible to receive a bonus paid by the Company based on performance criteria and goals. The amount of any discretionary bonus is determined solely by the Company's management and is not directly correlated to clinic revenue or gross profit. To the extent the clinic's net revenue increases or decreases under these practice management agreements, physician compensation will also increase or decrease, pro rata, based on the practice's compensation as a percentage of the clinic net revenue.

     PCs that contributed 5% of PPM revenue (3% of consolidated net revenue) during 1997 have practice management agreements that compensate the physician-stockholder on a fee-for-service basis. The respective clinics generally earn revenue on a fee for service basis, and physician compensation typically represents between 40 and 70 percent of the clinic's net revenue.

     PCs that contributed 23% of PPM revenue (14% of consolidated net revenue) during 1997 provided physician-stockholders with a salary, plus bonus, and/or a profit-sharing payment of a percentage of the clinic's net income (i.e., contractual revenue less base physician compensation, bonus and clinic expenses).

     Under these various types of agreements, revenue is assigned to the Company by the PC. The Company is responsible for the billing and collection of all revenue for services provided at its clinics, as well as for paying all expenses, including physician compensation. The Company compensates the PCs, which in turn compensate the physicians. The Company is not reimbursed for the clinic expenses, rather it is responsible and at risk for all such expenses. In effect, the Company retains any residual from the operations of its PCs (and funds any deficit). No earnings accumulate in its PCs or are available for the payment of dividends to the physician-stockholders. In addition, the legal owners of its PCs do not have a substantive capital investment that is at risk, and the Company has substantially all of the capital at risk. Based on the terms of the practice management agreement, there is no economic value attributable to the capital stock of those PCs.

     The Company's practice management agreements with its PCs are long-term. The practice management agreements include the following provisions: (i) the initial term is 20 to 40 years; (ii) renewal provisions call for automatic and successive extension periods; (iii) the PCs cannot unilaterally terminate their agreements with the Company unless the Company fails to cure a breach of its contractual responsibilities thereunder within 30 days after notification of such breach; (iv) the Company is obligated to maintain a continuing investment of capital; (v) the Company employs the non-physician personnel of its PCs; and
(vi) the Company assumes full responsibility for the operating expenses of the PC in return for an assignment of the PC's revenue.

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

                               MEDPARTNERS, INC.

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

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying Consolidated Financial Statements and Notes thereto. Actual results could differ from those estimates.

  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts of all cash and cash equivalents approximate fair value.

  Marketable Securities

     Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standard ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and management's investment strategy, the Company's investments have been classified as available-for-sale.

     Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity unless a decline in value is judged other than temporary. When this is the case, unrealized losses are reflected in the results of operations. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method.

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

                               MEDPARTNERS, INC.

leasehold improvements and 10 to 40 years for buildings and improvements based on type and condition of assets. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized.

     Interest costs associated with the construction of certain capital assets are capitalized as part of the cost of those assets. Interest costs approximating $1.5 million were capitalized in 1997. The Company also capitalizes purchased and internally developed software costs to the extent they are expected to benefit future operations.

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

  Restatement of Financial Statements

     The Company has merged with several entities during 1996 and 1997 in transactions that were accounted for as poolings of interests. Accordingly, the financial statements for all periods prior to the effective dates of these mergers have been restated to include these entities (see Note 11).

  Income Taxes

     The Company is a corporation subject to federal and state income taxes. Deferred income taxes are provided for temporary differences between financial and income tax reporting (see Note 8).

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

     During 1995, 1996 and 1997, approximately 7% of net revenue was received from governmental programs. Governmental programs pay for physician services based on fee schedules which are determined by the related government agency.

     The Company has contracts with various managed care organizations to provide physician services based on negotiated fee schedules. Under various contracts with HMOs, capitation is received to cover all physicians and hospital services needed by the HMO members. Capitation payments are recognized as revenue on the accrual basis, and represent approximately 28%, 31% and 32% of the Company's total net revenue in 1995, 1996 and 1997, respectively. A total of five HMO's, Pacificare, Foundation, CIGNA, PCA and California Care, represent approximately 17.5% of net revenue of MedPartners for the year ended December 31, 1997. Liabilities for physician services provided and hospital services incurred are accrued in the month services are

                               MEDPARTNERS, INC.

rendered. The provision for accrued claims payable, which represents the amount payable for services incurred by patients not yet paid, is validated by actuarial review. Management believes that the provision at December 31, 1997 is adequate to cover claims which will ultimately be paid.

  Reclassifications

     Certain prior-year balances have been reclassified to conform with the current year's presentation. Such reclassifications had no material effect on the previously reported consolidated financial position, results of operations or cash flows of the Company.

  Fiscal Year

     At January 1, 1996, PPSI changed its fiscal year-end from July 31 to December 31. Amounts consolidated for PPSI prior to January 1, 1996 were based on an October 31 year-end. As a result, the Consolidated Financial Statements for the year ended December 31, 1995 include the 12 months of operations of PPSI for the year ended October 31, 1995.

  Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans. The Company applies APB 25 and related interpretations in accounting for its plans because the alternative fair value accounting provided for under FASB Statement 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  New Accounting Pronouncements

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings per Share". SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

     In February, 1997, SFAS 129 "Disclosure of Information about Capital Structure", was issued by the FASB and is effective for fiscal years beginning after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board ("APB") 15, which has been superseded by SFAS 128. The Company does not expect adoption of SFAS 129 to have a material effect, if any, on its financial condition or results of operations.

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes reporting and display requirements with respect to comprehensive income and its components. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This Statement is effective for fiscal years beginning after December 15, 1997 and will require reclassification of financial statements for prior periods for comparative purposes. The Company does

                               MEDPARTNERS, INC.

not expect adoption of SFAS 130 to have a material effect, if any, on its financial condition or results of operations.

     In June 1997, the FASB issued "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 will have no impact on the Company's results of operations, financial position or cash flows.

     The Emerging Issues Task Force ("EITF") issued guidance during 1997, EITF 97-2, on the consolidation of physician practice revenues. Under EITF 97-2 PPMs will be required to consolidate financial information of a physician practice where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The guidance continued in EITF 97-2 is effective for the Company's financial statements for the year ended December 31, 1998. The Company does not believe that the implementation of this guidance will have a material impact on its financial condition, results of operations or cash flows.

     In November 1997, the EITF issued EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Project or an Internal Project that Combines Business Process Reengineering and Information Technology". EITF 97-13 requires process reengineering costs, as defined, which had been previously capitalized as part of an information technology project to be written off by cumulative catch-up adjustment in the fourth quarter of 1997. The Company incurred such costs primarily in connection with the process reengineering associated with the new operating systems installed for its PBM operations.

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

     Effective March 31, 1995, Caremark sold its Clozaril(R) Patient Management System to Health Management, Inc. for $23.3 million in cash and notes. This business involved managing the care of schizophrenia patients nationwide through the distribution of the Clozaril(R) drug and related testing services to monitor patients for potentially serious side effects. Net revenue of this business was $12.3 million for the three months ended March 31, 1995 and $84.0 million for the year ended December 31, 1994. The after-tax gain on disposition of this business was $11.1 million.

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

                               MEDPARTNERS, INC.

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

     Effective February 29, 1996, Caremark sold its Nephrology Services business to Total Renal Care, Inc. for $49.0 million in cash, subject to certain post-closing adjustments. The after-tax gain on disposition of this business, net of disposal costs, was $2.5 million, which was included in discontinued operations.

     In March 1996 Caremark agreed to settle all disputes with a number of private payors related to its home infusion business which was sold to Coram in 1995. The settlements resulted in an after-tax charge of $43.8 million. In addition, Caremark agreed to pay $24.1 million after-tax to cover the private payors' pre-settlement and settlement related expenses. An after-tax charge for the above amounts has been recorded in 1996 discontinued operations.

     In September 1995, Coram filed a complaint in the San Francisco Superior Court against Caremark, its subsidiary, Caremark Inc., and others. The complaint, which arose from Caremark's sale to Coram of Caremark's home infusion therapy business in April 1995 for approximately $209.0 million in cash and $100.0 million in securities, alleged breach of the sale agreement and made other related claims seeking compensatory damages of $5.2 billion, in the aggregate. Caremark filed counterclaims against Coram and also filed a lawsuit in the United States District Court in Chicago against Coram, claiming securities fraud. On July 1, 1997, the parties to the Coram litigation announced that a settlement had been reached pursuant to which Caremark returned for cancellation all of the securities issued by Coram in connection with the acquisition and paid Coram $45 million in cash. The settlement agreement also provided for the termination and resolution of all disputes and issues between the parties and for the exchange of mutual releases. The settlement resulted in a 1997 after-tax charge from discontinued operations of approximately $75.4 million.

     Also included in discontinued operations for 1997 is a third quarter after-tax charge of $5.3 million related to the settlement of a class action lawsuit filed in August and September 1994 against Caremark. In addition, the Company recorded an after-tax charge from discontinued operations of approximately $15.3 million in the fourth quarter of 1997. This charge relates to changes in estimates of amounts due from and due to third parties as well as various litigation, all of which resulted from operations previously owned by Caremark.

3. FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, investments in marketable and non-marketable securities and debt obligations. The carrying value of marketable and non-marketable securities, which approximated fair value, are not material. The carrying value of debt obligations was $450.0 million and $870.0 million at December 31, 1996 and 1997, respectively. The fair value of these obligations approximated $451.9 million and $858.3 million at December 31, 1996 and 1997, respectively. The fair value of marketable securities is determined using market quotes and rates. The fair value of non-marketable securities are estimated based on information provided by these companies. The fair value of long-term debt has been estimated using market quotes.

                               MEDPARTNERS, INC.

     During 1995, the Company recorded a pre-tax charge to income of $86.6 million ($52.0 million after tax) to reflect unrealized losses on investments that were judged other than temporary.

     Interest expense totaled $32.9, $35.6 and $67.6 million in 1995, 1996 and 1997, respectively. Interest income totaled $13.8, $10.9 and $11.9 million in 1995, 1996 and 1997, respectively.

4. INTANGIBLE ASSETS

     Net intangible assets totaled $687.0 million and $731.6 million at December 31, 1996 and 1997, respectively. As of December 31, 1996 and 1997, accumulated amortization totaled $55.3 million and $68.1 million, respectively. Goodwill, which represents the excess of consideration paid for companies acquired in purchase transactions over the fair value of net assets acquired, and consideration paid clinic service agreements, represent the primary components of intangible assets. During the fourth quarter of 1997 the Company reduced the carrying value of goodwill related to several transactions. See Note 15 for further discussion.

5. PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT CONSISTED OF THE FOLLOWING:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1996        1997
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Land........................................................  $  54,340   $  45,804
Buildings and leasehold.....................................    186,406     191,264
Improvements and equipment..................................    409,911     482,896
Construction-in-progress....................................     91,923      83,435
                                                              ---------   ---------
                                                                742,580     803,399
Less accumulated depreciation and amortization..............   (225,811)   (273,366)
                                                              ---------   ---------
                                                              $ 516,769   $ 530,033
                                                              =========   =========

     The net book value of capitalized lease property approximated $11.1 and $10.4 million at December 31, 1996 and 1997, respectively. Capitalized software costs included in construction-in-progress approximated $56.5 million at December 31, 1996, the majority of which was placed into service on January 1, 1997.

6. LONG-TERM DEBT

LONG-TERM DEBT CONSISTED OF THE FOLLOWING:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1996        1997
                                                              --------   ----------
                                                                 (IN THOUSANDS)
Advances under Credit Facility, due 2001....................  $213,000   $  524,500
Bonds Payable with interest at 7 3/8%, interest only paid
  semi-annually, due in 2006................................   450,000      450,000
Senior subordinated notes with interest at 6 7/8%, interest
  only paid semi-annually, due in 2000......................        --      420,000
Other long-term notes payable...............................    63,339       82,091
Capital lease obligations...................................    18,253       11,667
                                                              --------   ----------
                                                               744,592    1,488,258
Less amounts due within one year............................   (28,596)     (17,636)
                                                              --------   ----------
                                                              $715,996   $1,470,622
                                                              ========   ==========

                               MEDPARTNERS, INC.

     Effective September 5, 1996, the Company established a $1 billion unsecured revolving Credit Facility with a final maturity date of September 5, 2001 (the "Credit Facility"). This Credit Facility replaced the Company's then existing Credit Facility. The purpose of the facility is to provide funds for working capital, acquisitions and other general corporate purposes. As of December 31, 1997, $524.5 million was outstanding under the Credit Facility. The Credit Facility contains affirmative and negative covenants which include requirements that the Company maintain certain financial ratios (including minimum net worth, minimum fixed charge coverage ratio and maximum indebtedness to cash flow), and establishes certain restrictions on investments, mergers and sales of assets. Additionally, the Company is required to obtain bank consent for acquisitions with an aggregate purchase price in excess of $75 million and for which more than half of the consideration is to be paid in cash. The Credit Facility is unsecured but provides a negative pledge on substantially all assets of the Company.

     On January 14, 1998, the Company obtained a waiver of all financial covenants contained in the Credit Facility. The financial covenants are currently waived through May 29, 1998. The Company expects to negotiate an amendment to the Credit Facility or replace it prior to the expiration of the waiver.

     Effective September 19, 1997, the Company completed a $420 million senior subordinated note offering. These three year notes carry a coupon rate of 6 7/8%. Interest on the notes is payable semi-annually on March 1 and September 1 of each year. The notes are not redeemable by the Company prior to maturity and are not entitled to the benefit of any mandatory sinking fund. The notes are general unsecured obligations of the Company ranking junior in right of payment to all existing and future senior debt of the Company. In addition, the notes are effectively subordinated to all existing and future indebtedness of the Company's subsidiaries. Net proceeds from the offering were used to reduce indebtedness outstanding under the Credit Facility.

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

     The following is a schedule of principal maturities of long-term debt as of December 31, 1997:

                                                              (IN THOUSANDS)
                                                              --------------
1998........................................................    $   18,557
1999........................................................        19,454
2000........................................................       455,576
2001........................................................       530,261
2002........................................................         5,369
Thereafter..................................................       461,864
Amounts representing interest and discounts.................        (2,823)
                                                                ----------
          Total.............................................    $1,488,258
                                                                ==========

     To manage interest rates and to lower its cost of borrowing, the Company entered into an interest rate swap during 1997. The notional principal amount of the swap is $200 million and is used solely as the basis for which the payment streams are calculated and exchanged. The notional amount is not a measure of the exposure to the company through the use of the swap. The interest rate swap matures in relationship to its existing long-term debt and has a final expiration of October 1, 2006. The purpose of the interest rate swap was

                               MEDPARTNERS, INC.

to essentially modify the interest rate characteristics of a portion of the Company's debt, from fixed to floating rate. Under the terms of the contract, the Company and a major financial institution agree to pay, on a semi-annual basis, the differential between a fixed rate and a floating rate index, as stipulated in its contracts. Amounts to be paid or received under the contracts are recorded as an adjustment to interest expense. The Company is subject to market risk as interest rates fluctuate and impact the interest payments due on the notional principal amount. The fair value of the interest rate swap contract is determined based on the difference between the contract rate of interest and the rates currently quoted for contracts of similar terms and maturities. The market value of the contract at December 31, 1997 if it were to be sold or unwound was not material.

     Operating Leases: Operating leases generally consist of short-term lease agreements for professional office space where the medical practices are located and administrative office space. These leases generally have five-year terms with renewal options. The following is a schedule of future minimum lease payments under noncancelable operating leases as of December 31, 1997:

                                                              (IN THOUSANDS)
                                                              --------------
1998........................................................     $123,225
1999........................................................      111,797
2000........................................................       99,235
2001........................................................       73,576
2002........................................................       64,980
Thereafter..................................................      269,010
                                                                 --------
          Total.............................................     $741,823
                                                                 ========

7. CAPITALIZATION

     The Company's Third Restated Certificate of Incorporation provides that the Company may issue 9.5 million shares of Preferred Stock, par value $0.001 per share, 0.5 million shares of Series C Junior Participating Preferred Stock, par value $0.001 per share, and 400 million shares of Common Stock, par value $0.001 per share. As of December 31, 1997 no shares of the preferred stock were outstanding.

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

     In September 1997, the Company issued 21.7 million 6 1/2% Threshold Appreciation Price Securities ("TAPS") with a stated amount of $22.1875 per security. Each TAPS consists of (i) a stock purchase contract which obligates the holder to purchase common stock from the Company on the final settlement date (August 31, 2000) and (ii) 6 1/4% U.S. Treasury Notes due August 31, 2000. Under each stock purchase contract the Company is obligated to sell, and the TAPS holder is obligated to purchase on August 31, 2000, between 0.8197 of a share and one share of the Company's common stock. The exact number of common shares to be sold is dependent on the market value of the Company's common shares in August 2000. The number of shares issued by the Company in conjunction with this security will not be more than approximately 21.7 million or less than approximately 17.8 million (subject to certain anti-dilution adjustments). The Treasury Notes forming a part of the TAPS have been pledged to secure the obligations of the TAPS holders under the purchase contracts. Pursuant to the TAPS, TAPS holders receive payments equal to 6 1/2% of the stated amount per annum consisting of interest on the Treasury Notes at the rate of 6 1/4% per annum and yield enhancement payments payable semi-annually by the Company at the rate of 0.25% of the

                               MEDPARTNERS, INC.

stated amount per annum. Additional paid-in capital has been reduced by approximately $20.4 million for issuance costs and the present value of the annual 0.25% yield enhancement payments payable to the holders of the TAPS. These securities are not included on the Company's balance sheet; an increase in stockholders' equity will be reflected when cash proceeds of $481.4 million are received by the Company on August 31, 2000.

     The earnings (loss) per common share outstanding computation is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. For the computation of diluted earnings
(loss) per share, no incremental shares related to options are included for the years ended December 31, 1996 and 1997, due to losses from continuing operations. The weighted average common and dilutive equivalent shares outstanding for the year ended December 31, 1995 of 158.1 million includes 4.5 million common shares issuable on exercise of certain stock options and 1.1 million weighted average shares of redeemable preferred stock.

8. INCOME TAX EXPENSE

     At December 31, 1997, the Company had a cumulative net operating loss ("NOL") carryforward for federal income tax purposes of approximately $645 million available to reduce future amounts of taxable income. If not utilized to offset future taxable income, the net operating loss carryforwards will expire on various dates through 2012.

     Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1996       1997
                                                              -------   ---------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Merger/acquisition costs..................................  $51,696   $  22,325
  Bad debts.................................................   15,971      14,640
  Restructuring.............................................       --      18,900
  Malpractice...............................................       --       7,119
  Goodwill amortization.....................................       --     128,269
  Accrued vacation..........................................    5,427       9,202
  NOL carryforward..........................................   72,484     215,147
  Alternative minimum tax credit carryforward...............   20,195      20,195
  Other.....................................................   32,147      55,308
                                                              -------   ---------
Gross deferred tax assets...................................  197,920     491,105
Valuation allowance for deferred tax assets.................   (2,419)   (109,278)
Deferred tax liabilities
  Malpractice reserves......................................       --      16,529
  Change in accounting method...............................       --       3,390
  Prepaid expenses..........................................       --       4,339
  State taxes...............................................    2,264       5,399
  Merger reserves...........................................    4,235          --
  Legal reserve.............................................    4,400          --
  Shared risk receivable....................................    7,135       4,423

                               MEDPARTNERS, INC.

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1996       1997
                                                              -------   ---------
                                                                (IN THOUSANDS)
  Securities write-down.....................................   13,449          --
  Excess tax depreciation...................................   30,363      15,546
  Goodwill..................................................    9,648          --
  Other amortization........................................   31,115      71,256
  Other.....................................................   22,298      13,123
                                                              -------   ---------
Gross deferred tax liabilities..............................  124,907     134,005
                                                              -------   ---------
Net deferred tax asset......................................  $70,594   $ 247,822
                                                              =======   =========

     Management believes, considering all available information, including the Company's history of earnings from continuing operations (after adjustments for nonrecurring items, restructuring charges, permanent differences and other appropriate adjustments) and after considering appropriate tax planning strategies, it is more likely than not that the Company will generate sufficient taxable income in the appropriate carryforward periods to realize the $247.8 million in net deferred tax assets. The total net deferred tax assets (both current and noncurrent) have been reduced to the amount management considers realizable by establishing valuation allowances aggregating $109.3 million at December 31, 1997. The valuation allowances have been established due to the uncertainty associated with forecasting future income. The valuation allowances also include $9.3 million related to certain net operating losses of non-consolidated entities that can only offset future taxable income generated by those entities.

     Income tax expense (benefit) on continuing operations is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1995       1996       1997
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Current:
  Federal..............................................  $ 50,768   $ 34,508   $    294
  State................................................    10,667      4,763      5,094
                                                         --------   --------   --------
                                                           61,435     39,271      5,388
Deferred:
  Federal..............................................   (58,950)   (30,054)   (72,173)
  State................................................    (9,472)    (6,002)   (11,255)
                                                         --------   --------   --------
                                                          (68,422)   (36,056)   (83,428)
                                                         --------   --------   --------
                                                         $ (6,987)  $  3,215   $(78,040)
                                                         ========   ========   ========

     The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1995       1996       1997
                                                        --------   --------   ---------
                                                                (IN THOUSANDS)
Federal tax at statutory rate.........................  $  8,821   $(25,751)  $(270,123)
Add (deduct):
  State income tax, net of federal tax benefit........      (713)      (401)     (3,879)
  Non deductible amortization.........................        --         --      42,272
  Non deductible restructuring........................        --         --      29,387
  Increase (decrease) in valuation allowance..........   (14,240)     1,170     106,859
  Non deductible merger expense.......................        --     24,786      16,331
  Other...............................................      (855)     3,411       1,113
                                                        --------   --------   ---------
                                                        $ (6,987)  $  3,215   $ (78,040)
                                                        ========   ========   =========

                               MEDPARTNERS, INC.

9. STOCK BASED COMPENSATION PLANS

     The Company offers participation in stock option plans to certain employees and individuals. All of the outstanding options under these plans were granted at 100% of the market value of the stock on the dates of grant. Awarded options typically vest and become exercisable in incremental installments over four years and expire no later than ten years and one day from the date of grant. The number of shares authorized under the various plans was approximately 34.4 million as of December 31, 1997.

     The following table summarizes stock option activity for the indicated years:

                                                             1996                          1997
                                                  ---------------------------   ---------------------------
                                                   OPTIONS       WEIGHTED-       OPTIONS       WEIGHTED-
                                                     (IN          AVERAGE          (IN          AVERAGE
                                                  THOUSANDS)   EXERCISE PRICE   THOUSANDS)   EXERCISE PRICE
                                                  ----------   --------------   ----------   --------------
Outstanding:
  Beginning of year.............................    17,008         $13.71         19,294         $14.69
  Granted.......................................    12,448          19.11         10,047          19.02
  Exercised.....................................    (4,281)         10.87         (6,315)         10.26
  Canceled/expired..............................    (5,881)         23.98         (1,330)         18.05
                                                   -------                       -------
  End of year...................................    19,294          14.69         21,696          17.50
  Exercisable at end of year....................    12,472          13.57         11,755          15.66
Weighted-average fair value of options granted
  during the year...............................                   $12.06                        $ 8.19

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                             OPTIONS EXERCISABLE
                            --------------------------------------------------------------------------------------
                               OPTIONS       WEIGHTED-AVERAGE                         OPTIONS         WEIGHTED-
                             OUTSTANDING        REMAINING       WEIGHTED-AVERAGE    EXERCISABLE        AVERAGE
EXERCISE PRICE RANGE         AT 12/31/97     CONTRACTUAL LIFE    EXERCISE PRICE     AT 12/31/97     EXERCISE PRICE
--------------------        --------------   ----------------   ----------------   --------------   --------------
                            (IN THOUSANDS)       (YEARS)                           (IN THOUSANDS)
Under $12.00..............       2,393              3.46             $ 8.77            2,194            $ 9.52
$12.00-$16.99.............       8,090              7.47              16.04            5,446             15.75
$17.00 and above..........      11,213              9.19              19.15            4,115             18.82

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method as described in Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                              1996     1997
                                                              -----    -----
Risk-free interest rates....................................   6.21%    6.03%
Expected volatility.........................................  0.442    0.396
Expected option lives (years)...............................    5.4      5.4

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

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement 123, the

                               MEDPARTNERS, INC.

Company's net loss and loss per share would have been reduced to pro forma net loss from continuing operations of $(123.0) and $(761.1) million and pro forma net losses of $(191.7) and $(888.0) million for the years ended December 31, 1996 and 1997, respectively. Per share amounts would have been reduced to pro forma net loss from continuing operations of $(0.72) and $(4.10) and pro forma net losses per share of $(1.13) and $(4.78) for the years ended December 31, 1996 and 1997, respectively.

10. ACQUISITIONS

     During the years ended December 31, 1995, 1996 and 1997, the Company, through its wholly-owned subsidiaries, acquired certain operating assets of various medical practices. Simultaneously with each medical practice acquisition, the Company entered into a practice management agreement which generally has a 20-40 year term. (See "Basis of Presentation" in Note 1).

     In May 1995, Caremark entered into a long-term affiliation agreement with Friendly Hills HealthCare Network ("Friendly Hills"), an integrated health care delivery system headquartered in La Habra, California. Friendly Hills operates 18 medical offices and an acute care hospital. Caremark acquired substantially all of the assets of Friendly Hills for approximately $140 million and agreed to provide various management and administrative services. The transaction has been accounted for by the purchase method of accounting. The Company invested approximately $151.2 million in cash, stock and notes for other acquisitions in 1995.

     In January 1996, Caremark completed its agreement with CIGNA Healthcare of California, a managed healthcare subsidiary of CIGNA Corporation, to acquire substantially all of the assets of CIGNA Medical Group, CIGNA Healthcare's Los Angeles area staff model delivery system ("CIGNA") for approximately $80.4 million in cash. The transaction has been accounted for by the purchase method of accounting. During the year ended December 31, 1996, $160.5 million in cash and 2 million shares of stock valued at $39.9 million were given in exchange for the net assets of CIGNA and other entities.

     In May 1997, the Company completed an acquisition of Aetna U.S. Healthcare's PPM business for approximately $56.8 million in cash. The Company's acquisition of Healthways Family Medical Center included 47 health centers located in Atlanta, the Baltimore/D.C. and northern Virginia area, Philadelphia, Dallas, Akron, Chicago and southern California.

     In September 1997, the Company completed the acquisition of Talbert Medical Management Holdings Corporation ("Talbert") for $187.1 million in cash. Talbert operated 52 health centers in five Southwestern states with approximately 258,000 patients in the network.

     In December 1997, the Company completed the acquisition of the Health Centers Division of Blue Cross Blue Shield of Massachusetts for $103.1 million in cash. Of this amount, $51.9 million is to be paid in the first quarter of 1998 and is included in other accrued liabilities at December 31, 1997. The transaction includes 10 health centers locations mainly in the Boston and Springfield metropolitan areas. The health centers currently provide services to 80,000 patients enrolled with Blue Cross and Blue Shield. The transaction also includes a 10-year provider agreement that extends to all current and future MedPartners' affiliated physicians in Massachusetts.

     During the year ended December 31, 1997, $415.3 million in cash and 1.1 million shares of stock valued at $23.5 million were given in exchange for the net assets of these and other entities acquired in purchase transactions.

     All of the aforementioned acquisitions have been accounted for by the purchase method of accounting. As such, operating results of acquired businesses are included in the Company's Consolidated Financial Statements as of their respective dates of acquisition.

                               MEDPARTNERS, INC.

11. MERGERS

     Effective February 22, 1996, and September 5, 1996, the Company merged with PPSI and Caremark, respectively, in transactions that were accounted for as poolings of interests. The Company exchanged 11.0 million and 90.5 million shares of its common stock for all of the outstanding common stock of PPSI and Caremark, respectively. During the year ended December 31, 1996, the Company also exchanged 11.3 million shares of its common stock in additional transactions accounted for as poolings of interests. Effective June 27, 1997, the Company merged with InPhyNet in a transaction that was accounted for as a pooling of interests. The Company exchanged approximately 19.3 million shares of its common stock for all outstanding common stock of InPhyNet. The Company's historical financial statements for all periods have been restated to include the results of all material transactions accounted for as poolings of interests.

                                                                                        COMBINED
                                                             MEDPARTNERS   INPHYNET   (AS REPORTED)
                                                             -----------   --------   -------------
                                                                         (IN THOUSANDS)
Year ended December 31, 1995
  Net revenue..............................................  $3,583,377    $325,340    $3,908,717
  Net (loss) income........................................    (115,627)     11,288      (104,339)
Year ended December 31, 1996
  Net revenue..............................................   4,813,499     408,520     5,222,019
  Net (loss) income........................................    (158,529)     13,041      (145,488)
Year ended December 31, 1997
  Net revenue..............................................   5,728,922     602,229     6,331,151
  Net loss.................................................    (782,449)    (38,165)     (820,614)

     Included in pre-tax loss for the year ended December 31, 1996 are merger costs totaling $308.9 million. Approximately $32.5 and $251.3 million relate to the mergers with PPSI and Caremark, respectively. The components of this cost are as follows (in thousands):

Investment banking fees.....................................  $ 30,435
Professional fees...........................................    30,149
Other transaction costs.....................................    30,818
Transition and debt restructuring...........................    27,701
Severance costs for identified employees....................    53,547
Impairment of assets........................................    27,373
Abandonment of facilities...................................    13,909
Conforming of accounting policies...........................    39,002
Operational restructuring...................................    42,116
Other charges...............................................    13,895
                                                              --------
Total.......................................................  $308,945
                                                              ========

                               MEDPARTNERS, INC.

     Included in pre-tax loss for the year ended December 31, 1997, are merger costs totaling $59.4 million primarily related to the business combination with InPhyNet. The components of this costs are as follows (in thousands):

Brokerage fees, professional fees, filing fees and other
  transaction costs.........................................  $24,739
Conforming of accounting policies...........................   15,971
Severance and related benefits..............................    5,272
Impairment of assets........................................    2,824
Operational restructuring...................................    1,500
Transition and debt restructuring...........................    1,112
Other charges...............................................    8,016
                                                              -------
Total.......................................................  $59,434
                                                              =======

     Prior to its merger with the Company, PPSI reported on a fiscal year ending on July 31. The restated financial statements for all periods prior to and including December 31, 1995, are based on a combination of the Company's results for its December 31 fiscal year and an October 31 fiscal year for PPSI. Beginning January 1, 1996, PPSI adopted a December 31 fiscal year end; accordingly, all Consolidated Financial Statements for periods after December 31, 1995 are based on a consolidation of all of the Company's subsidiaries on a December 31 year end. PPSI's historical results of operations for the two months ending December 31, 1995 are not included in the Company's consolidated statements of operations or cash flows. An adjustment has been made to stockholders' equity as of January 1, 1996, to adjust for the effect of excluding PPSI's results of operations for the two months ending December 31, 1995. The net loss for the two month period ended December 31, 1995, relates primarily to increases in PPSI's reserves to conform to the Company's methodology of calculating reserves. The following is a summary of operations and cash flow for the two months ending December 31, 1995 (in thousands):

Statement of Operations Data:
  Net revenue...............................................  $ 69,850
  Net loss..................................................    (8,057)
Statement of Cash Flow Data:
  Net cash used by operating activities.....................    (3,569)
  Net cash provided by investing activities.................     4,455
  Net cash used in financing activities.....................       (81)

12. RETIREMENT SAVINGS PLAN

     The Company and certain subsidiaries have employee benefit plans to provide retirement, disability and death benefits to substantially all of their employees and affiliates. The plans primarily are defined contribution plans. Effective January 1, 1998, the Board of Directors approved a Retirement Savings Plan for employees and affiliates. The plan is a defined benefit contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Full-time employees and affiliates are eligible to enroll in the plan in the first quarter following two months of service. Individuals on a part-time and per diem basis are eligible to participate in the quarter following completion of one year of service. For employees, the Company makes a matching contribution of 50% of the employee's pretax contribution, up to 6% of the employee's compensation, in any calendar year. Under the plan, no matching contribution is made for affiliates. The various entities that have been acquired or merged into the Company have various retirement plans that will be evaluated for possible termination or incorporation into the Company's Plan.

                               MEDPARTNERS, INC.

13. CONTINGENCIES

     In June 1995, Caremark agreed to settle an investigation with the Office of the Inspector General of the U.S. Department of Health and Human Services (the "OIG") and the U.S. Department of Justice ("DOJ"), the Veterans Administration, the Federal Employee Health Benefits Program ("FEHBA"), the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") and related state investigative agencies in all 50 states and the District of Columbia (the "OIG Settlement"). Under the terms of the OIG Settlement, which covered allegations dating back to 1986, a subsidiary of Caremark pled guilty to two counts of mail fraud -- one each in Minnesota and Ohio. The basis of these guilty pleas was Caremark's failure to provide certain information to CHAMPUS and FEHBP, federally funded healthcare benefit programs, concerning financial relationships between Caremark and a physician in each of Minnesota and Ohio. The OIG Settlement allows Caremark to continue participating in Medicare, Medicaid and other government healthcare programs. In its agreement with the OIG and the DOJ, Caremark agreed to continue to maintain certain compliance-related oversight procedures. Should these oversight procedures reveal credible evidence of legal or regulatory violations, Caremark is required to report such violations to the OIG and DOJ. Caremark is, therefore, subject to increased regulatory scrutiny and, in the event it commits legal or regulatory violations, Caremark may be subject to an increased risk of sanctions or penalties, including disqualification as a provider of Medicare or Medicaid services, which would have a material adverse effect on the operating results and financial condition of MedPartners. Caremark took an after-tax charge to discontinued operations of $154.8 million in 1995 for these settlement payments, costs to defend ongoing derivative, security and related lawsuits and other associated costs.

     In connection with the matters described above relating to the OIG Settlement, Caremark is the subject of various non-government claims and may in the future become subject to additional OIG-related claims. Caremark is the subject of, and may be in the future subjected to, various private suits and claims being asserted in connection with matters relating to the OIG Settlement by Caremark's stockholders, patients who received healthcare services from Caremark and such patients' insurers. The Company does not believe that the above-referenced settlements or suits will materially affect its ability to pursue its long-term business strategy. There can be no assurance, however, that additional costs, claims and damages will not occur or that the ultimate costs related to the settlements will not exceed estimates in the preceding paragraphs. MedPartners cannot determine at this time what costs or liabilities may be incurred in connection with future disposition of non-governmental claims or litigation. Such additional costs or liabilities, if incurred, could have a material adverse effect on the operating results and financial condition of MedPartners.

     In May 1996, three home infusion companies, purporting to represent a class consisting of all of Caremark's competitors in the alternate site infusion therapy industry, filed a complaint against Caremark, Inc., Caremark International Inc., and two other corporations in the United States District Court for the District of Hawaii alleging violations of the federal antitrust laws, the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the federal antitrust laws and California's unfair business practices statute. The complaint seeks unspecified treble damages, attorneys' fees and expenses. The Company intends to defend this case vigorously. Although management believes, based on information currently available, that the ultimate resolution is not likely to have a material adverse effect on the operating results and financial condition of the Company, there can be no assurance that the ultimate resolution of the matter, if adversely determined would not have a material adverse effect on the operating results and financial condition of the Company.

     In March 1998, a group of 22 private payors filed an action against Caremark Inc. and Caremark International Inc. seeking recovery for losses allegedly suffered by the plaintiffs during the period 1986-1995 as a result of an allegedly fraudulent scheme conceived and implemented by Caremark Inc. and Caremark International Inc. to submit and cause other providers to submit fraudulent claims for payment of healthcare benefits by the plaintiffs related to Caremark's home infusion business. Caremark sold its home infusion business in 1995. The plaintiffs allege that Caremark failed to disclose to the plaintiffs the existence and

                               MEDPARTNERS, INC.

nature of certain relationships that Caremark had with various physicians and the fact that certain funds were paid to such physicians without the plaintiffs' knowledge or approval. The action prays for an unspecified amount in damages and for trebled damages under RICO and other related fraud claims. Caremark intends to defend this lawsuit vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of MedPartners, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of MedPartners.

     In late August 1994, certain patients of a physician who prescribed human growth hormone distributed by Caremark and the sponsor of a health insurance plan of one of those patients filed complaints against Caremark, employees of Caremark and others in the United States District Court for the District of Minnesota. The complaint alleged violations of the federal mail and wire fraud statutes, RICO and the state consumer fraud statute, as well as conspiracy to breach a fiduciary duty, negligence and fraud. The complaint sought unspecified treble damages, and attorneys' fees and expenses. In July 1996, these plaintiffs also filed a separate purported class action lawsuit in the Minnesota State Court in the County of Hennepin against a subsidiary of Caremark alleging all of the claims contained in the federal complaint and sought unspecified damages, attorneys' fees and expenses and an award of punitive damages. In November 1996, in response to a motion by the plaintiffs, the Court dismissed the United States District Court cases without prejudice. On March 28, 1997, the Minnesota state court lawsuit was dismissed with prejudice, which decision was affirmed by the Minnesota Court of Appeals on November 4, 1997. On December 31, 1997, the Minnesota Supreme Court denied plaintiffs' petition for further reconsideration. This action is concluded because plaintiffs have no further avenue of appeal. In July 1995, another patient of the same physician filed a separate complaint in the District of South Dakota against the physician, Caremark and another corporation alleging violations of the federal laws prohibiting payment of remuneration to induce referral of Medicare and Medicaid beneficiaries, the federal mail fraud statutes and RICO. The complaint also alleges the intentional infliction of emotional distress and seeks trebling of at least $15.9 million in general damages, attorneys' fees and costs, and an award of punitive damages. In August 1995, the parties agreed to a stay of all proceedings until final judgment was entered in a criminal case that was then pending against this physician. All charges against the physician have been dismissed. Caremark has moved for the dismissal of the South Dakota case or transfer of the case to Minnesota. Management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of MedPartners.

     In December 1997, a class action was filed in the United States District Court for the Central District of California. The action purports to be a class action on behalf of all of the shareholders of Talbert which was acquired by MedPartners in a cash tender offer transaction closed in September 1997 pursuant to which each outstanding share of Talbert was acquired for $63 cash per share. The action alleges that MedPartners violated Rule 14d-10 under the Securities Exchange Act of 1934, the so-called "all holder, best price" rule, by reason of provisions in the employment agreements of two senior officers of Talbert, which provided for a certain contingent payment under certain circumstances. The complaint requests a class certification and claims damages and interest. The defendants have filed a Motion to Dismiss this action on a number of grounds, asserting that the complaint fails to state a claim upon which relief can be granted. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of MedPartners, there can be no assurance that the ultimate resolution of the matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of MedPartners.

     On January 7, 1998, MedPartners issued a press release announcing the termination of its proposed merger with PhyCor, Inc. On that date, MedPartners also issued another press release announcing certain fourth quarter 1997 charges and negative earnings estimates, which have since been revised downward. On

                               MEDPARTNERS, INC.

January 8, 1998, there was a decline in the market prices for MedPartners' publicly traded securities. Since then, certain persons claiming to be stockholders of MedPartners have filed complaints in either state or federal court against MedPartners and certain officers and directors of MedPartners. To date, there are two state court actions and 14 federal court actions, all filed in Birmingham, Alabama. In each of these lawsuits, the plaintiff purports to represent a class and generally alleges violations of the Securities Exchange Act of 1934, fraud and various state law claims in connection with the public disclosure by MedPartners of the termination of the PhyCor merger and the fourth quarter 1997 charges and earnings estimates. Four of the lawsuits, one filed in the Circuit Court of Jefferson County, Alabama, and three filed in the United States Federal Court for the Northern District of Alabama, were filed against MedPartners and certain of its officers and directors, purportedly on behalf of all persons who purchased MedPartners' Threshold Appreciation Price Securities(TM) in the offering occurring on or about September 16, 1997. The state complaint also asserts claims under Sections 11 and 15 of the Securities Act of 1933, as well as Sections 8-6-17(a)(2) and 8-6-19 of the Alabama Code. Collectively, these complaints seek class certification, damages and interest, as well as costs and expenses. MedPartners' management believes that it and MedPartners have acted properly throughout and intend to defend each of these cases vigorously. All of these cases are in the preliminary stages, and their ultimate resolution cannot be known at this time. Therefore, there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on the operating results and financial condition of MedPartners.

     Beginning in September 1994, Caremark was named as a defendant in a series of lawsuits added to a pending group of actions (including a class action) brought in 1993 under the antitrust laws by local and chain retail pharmacies against brand name pharmaceutical manufacturers, wholesalers and prescription benefit managers other than Caremark. The lawsuits, filed in federal district courts in at least 38 states (including the United States District Court for the Northern District of Illinois), allege that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the complaining retail pharmacies (approximately 3,900 in number). The complaints charge that certain defendant prescription benefit managers, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers, in violation of the Robinson-Patman Act. Each complaint seeks unspecified treble damages, declaratory and equitable relief, and attorneys' fees and expenses. All of these actions have been transferred by the Judicial Panel for Multidistrict Litigation to the United States District Court for the Northern District of Illinois for coordinated pretrial procedures. Caremark was not named in the class action. In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. On July 1, 1996, the district court directed entry of a partial final order in the class action approving an amended settlement with certain of the pharmaceutical manufacturers. The amended settlement provides for a cash payment by the defendants in the class action (which does not include Caremark) of approximately $351.0 million to class members in settlement of conspiracy claims as well as a commitment from the settling manufacturers to abide by certain injunctive provisions. All class action claims against non-settling manufacturers as well as all opt out and other claims generally, including all Robinson-Patman Act claims against Caremark, remain unaffected by the settlement. The district court has scheduled a trial of the remaining class action claims for the fall of 1998. It is expected that trials of the remaining individual conspiracy claims will also precede the trial of any Robinson-Patman Act claims. The Company intends to defend these cases vigorously. Although management believes, based on information currently available, that the ultimate resolution of this matter is not likely to have a material adverse effect on the operating results and financial condition of the Company, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the operating results and financial condition of the Company.

                               MEDPARTNERS, INC.

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

14. REQUIREMENTS OF REGULATORY AUTHORITIES

     MedPartners Provider Network, Inc. ("MPN"), a wholly-owned subsidiary of the Company, as a licensed Health Care Service Plan is required to comply with the provisions of the Knox-Keene Act and the rules of the Department of Corporations within the State of California. In accordance with the Knox-Keene Act, MPN is required to maintain a minimum amount of depository cash and tangible net equity. Tangible net equity is computed as the greater of: (i) one million dollars; (ii) the sum of two percent of the first $150 million of annualized premium revenues plus one percent of annualized premium revenues in excess of $150 million; or (iii) an amount equal to four percent of annualized hospital expenditures paid on a managed hospital payment basis. As of December 31, 1997, MPN was in compliance with all applicable requirements of the Knox-Keene Act.

15. RESTRUCTURING AND IMPAIRMENT CHARGES

     The Company recorded a pretax charge during the fourth quarter of 1997 of $646.7 million related primarily to the restructuring and impairment of selected assets of certain of its clinic operations within the PPM division. Of the total charge, $39.2 million relates to cash charges including employee and physician severance ($17.1 million), leases ($19.0 million) and other exits costs ($3.1 million), $552.4 million relates to the impairment of goodwill, primarily in the Southern California and Southwestern markets, and $55.1 million relates to the write down of various assets. The impairment of goodwill and write down of other assets are non-cash charges.

     The Company has closed or is in the process of closing or disassociating with 84 clinics. The total number of physicians affected by the closings is 238, leaving the Company with 13,531 affiliated physicians at December 31, 1997. Many of the closed locations are the result of combinations of adjacent or nearby clinic locations, primarily in the Southern California market. Others are the result of agreements with a number of MedPartners' smaller affiliated groups, primarily in Eastern United States markets, where the economics of going forward under the existing practice management agreements were determined to be not in the best interest of MedPartners or the affected groups. The total number of employees included in the severance and restructuring approximates 800.

     Significant adverse changes in the Company's business climate and operations, primarily the substantial operating loss in the fourth quarter of 1997 in the Southern California and Southwestern markets, became apparent at the end of 1997 and continued to be evidenced by factors subsequent to year end. The substantial operating losses and other factors led to the conclusion that there was a permanent impairment in the recorded value of goodwill. Accordingly, the Company wrote off $552.4 million of goodwill during the fourth quarter of 1997, primarily related to the Southern California and Southwestern markets. Management estimated the impairment based on an analysis of discounted cash flows and projected operating earnings.

16. CORPORATE LIABILITY AND INSURANCE

     The Company maintains professional liability insurance, general liability and other customary insurance on a claims-made and modified occurrence basis, in amounts deemed appropriate by management based upon

                               MEDPARTNERS, INC.

historical claims and the nature and risks of the business, for many of the affiliated physicians, practices and operations. The Company has accrued for or purchased "tail" coverage for claims against the Company's affiliated medical organizations to cover incidents which were or are incurred but not reported during the periods for which the related risk was covered by "claims made" insurance. There can be no assurance that a future claim will not exceed the limits of available insurance coverage or related accrual or that such coverage will continue to be available.

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

17. SUBSEQUENT EVENTS

     On October 29, 1997, the Boards of Directors of the Company and PhyCor, Inc. unanimously approved a definitive agreement under which PhyCor would acquire the Company, with the Company's stockholders receiving 1.18 shares of PhyCor common stock for each share of the Company's common stock. Extensive due diligence was conducted on and by both companies, and after a lengthy review and planning process, both boards determined that effective integration of the two companies would have been extremely difficult due to significant operational and strategic differences. The termination of the merger was approved by the Boards of Directors of both companies on January 7, 1998.

     On October 1, 1997, the Company announced that it entered into an agreement to acquire America Service Group Inc. ("ASG") in a stock transaction valued at approximately $59 million. On February 26, 1998, it was announced that the merger agreement had been terminated by mutual consent of both parties and that a release and settlement agreement had been executed. Due to the exchange of confidential information, the settlement agreement contains customary non-competition and non-solicitation provisions and provides that certain expenses and costs be paid by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not changed independent accountants within the twenty-four months prior to December 31, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

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

  2. Financial Statement Schedules.

     All schedules for which provision is made in the applicable accounting regulations of the Commission have been omitted because they are not required under the related instructions, or are inapplicable, or because the information has been provided in the consolidated financial statements or the Notes thereto.

  3. Exhibits.

     The Exhibits filed as a part of this Annual Report are listed in Item 14(c) of this Annual Report on Form 10-K, which is hereby incorporated herein by reference.

(B) REPORTS ON FORM 8-K.

     The following reports on Form 8-K were filed during the fourth quarter of 1997:

          (a) Current Report on Form 8-K (Item 5) filed November 3, 1997, reporting the agreement with PhyCor, Inc. related to a proposed merger, since terminated.

(C) EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  (3)-1    --  MedPartners, Inc. Third Restated Certificate of
               Incorporation, filed as Exhibit (3)-1 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1996, is hereby incorporated herein by
               reference.
  (3)-2    --  MedPartners, Inc. Second Amended and Restated Bylaws, filed as Exhibit (3)-2 to the Company's Registration Statement on
               Form S-1 (Registration No. 333-12465), is hereby
               incorporated herein by reference.
  (4)-1    --  MedPartners, Inc. Rights Plan, filed as Exhibit (4)-1 to the
               Company's Registration Statement on Form S-4 (Registration
               No. 33-00774), is hereby incorporated herein by reference.
  (4)-2    --  Amendment No. 1 to the Rights Plan of MedPartners, Inc.,
               filed as Exhibit (4)-2 to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1996, is
               hereby incorporated herein by reference.
  (4)-3    --  Amendment No. 2 to the Rights Plan of MedPartners, Inc.,
               filed as Exhibit (4)-2 to the Company's Registration
               Statement on Form S-3 (Registration No. 333-17339), is
               hereby incorporated herein by reference.
 (10)-1    --  Consulting Agreement, dated as of August 7, 1996, by and among Caremark International Inc., MedPartners, Inc. and
               C.A. Lance Piccolo, filed as Exhibit (10)-1 to the Company's
               Registration Statement on Form S-4 (Registration No.
               333-09767), is hereby incorporated herein by reference.
 (10)-2    --  Consulting Agreement, dated as of November 29, 1995, by and between MedPartners, Inc. and Walter T. Mullikin, M.D.,
               filed as Exhibit (10)-1 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.
 (10)-3    --  Termination Agreement, dated as of November 29, 1995, by and between MedPartners/Mullikin, Inc. and Walter T. Mullikin,
               M.D., filed as Exhibit (10)-2 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.
 (10)-4    --  Consulting Agreement, dated as of November 29, 1995, by and between MedPartners/Mullikin, Inc. and John S. McDonald,
               filed as Exhibit (10)-3 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.
 (10)-5    --  Termination Agreement, dated as of November 29, 1995, by and between MedPartners/Mullikin, Inc. and John S. McDonald,
               filed as Exhibit (10)-4 to the Company's Registration
               Statement on Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.
 (10)-6    --  Employment Agreement, dated July 24, 1996, by and between
               MedPartners, Inc. and Larry R. House, filed as Exhibit
               (10)-7 to the Company's Registration Statement on Form S-1
               (Registration No. 333-12465), is hereby incorporated herein by reference.
 (10)-7    --  Employment Agreement, dated July 24, 1996, by and between
               MedPartners, Inc. and Mark L. Wagar, filed as Exhibit (10)-8 to the Company's Registration Statement on Form S-1
               (Registration No. 333-12465), is hereby incorporated herein by reference.
 (10)-8    --  Employment Agreement, dated July 24, 1996, by and between
               MedPartners, Inc. and Harold O. Knight, Jr., filed as
               Exhibit (10)-9 to the Company's Registration Statement on
               Form S-1 (Registration No. 333-12465), is hereby
               incorporated herein by reference.
 (10)-9    --  Employment Agreement, dated July 24, 1996, by and between
               MedPartners, Inc. and Tracy P. Thrasher, filed as Exhibit
               (10)-10 to the Company's Registration Statement on Form S-1
               (Registration No. 333-12465), is hereby incorporated herein by reference.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
(10)-10    --  Credit Agreement, dated September 5, 1996, by and among
               MedPartners, Inc., NationsBank, National Association
               (South), as administrative agent for the Lenders, The First
               National Bank of Chicago, as Documentation Agent for the
               Lenders, and the Lenders thereto, filed as Exhibit (10)-17 to the Company's Registration Statement on Form S-1
               (Registration No. 333-12465), is hereby incorporated herein by reference.
(10)-11    --  Amendment No. 1 to Credit Agreement and Consent, dated
               September 5, 1996, by and among MedPartners, Inc.,
               NationsBank, National Association (South), as Administrative
               agent for the Lenders, The First National Bank of Chicago, as Documentation Agent for the Lenders, and the Lenders
               thereto, filed as Exhibit (10)-18 to the Company's
               Registration Statement on Form S-1 (Registration No.
               333-12465), is hereby incorporated herein by reference.
(10)-12    --  Amendment No. 2 to Credit Agreement, dated July 22, 1997 by and between MedPartners, Inc., NationsBank, National
               Association (successor by merger of NationsBank, National
               Association (South)), as Administrative Agent for Lenders,
               The First National Bank of Chicago, as Documentation Agent
               for Lenders, and the Lenders thereto filed as Exhibit (10)-1 to the Company's Quarterly Report on Form 10-Q for the
               Quarter ended September 30, 1997, is hereby incorporated
               herein by reference.
(10)-13    --  Amended and Restated MedPartners, Inc. Incentive
               Compensation Plan.
(10)-14    --  MedPartners, Inc. 1994 Non-Employee Director Stock Option
               Plan.
(10)-15    --  MedPartners, Inc. 1994 Stock Incentive Plan.
(10)-16    --  Amended and Restated MedPartners, Inc. 1993 Stock Option
               Plan.
(10)-17    --  Amended and Restated MedPartners, Inc. 1995 Stock Option
               Plan.
(10)-18    --  MedPartners, Inc. 1997 Long Term Incentive Compensation
               Plan.
(10)-19    --  Consent to Waiver of Sections 8.1 and 8.4(h)(1) of Credit
               Agreement dated March 27, 1998, by and between MedPartners,
               Inc and NationsBank, National Association, as Administrative
               Agent for the Lenders.
   (21)    --  Subsidiaries of MedPartners, Inc.
   (23)    --  Consent of Ernst & Young LLP.
   (27)    --  Financial Data Schedule.
 (99)-1    --  Schedule of Class Action Lawsuits against the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDPARTNERS, INC.

                                          By    /s/ HAROLD O. KNIGHT, JR.
                                            ------------------------------------
                                                   Harold O. Knight, Jr.
                                                  Executive Vice President
                                                and Chief Financial Officer

                                          Date:  March 31, 1997

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

                      SIGNATURE                                     CAPACITY                    DATE
                      ---------                                     --------                    ----

               /s/ RICHARD M. SCRUSHY                    Chairman of the Board             March 31, 1998
-----------------------------------------------------
                 Richard M. Scrushy

                /s/ EDWIN M. CRAWFORD                    President, Chief Executive        March 31, 1998
-----------------------------------------------------      Officer and Director
                  Edwin M. Crawford

              /s/ HAROLD O. KNIGHT, JR.                  Chief Financial Officer           March 31, 1998
-----------------------------------------------------
                Harold O. Knight, Jr.

             /s/ LARRY D. STRIPLIN, JR.                  Director                          March 31, 1998
-----------------------------------------------------
               Larry D. Striplin, Jr.

             /s/ CHARLES W. NEWHALL III                  Director                          March 31, 1998
-----------------------------------------------------
               Charles W. Newhall III

                /s/ TED H. MCCOURTNEY                    Director                          March 31, 1998
-----------------------------------------------------
                  Ted H. McCourtney

            /s/ WALTER T. MULLIKIN, M.D.                 Director                          March 31, 1998
-----------------------------------------------------
              Walter T. Mullikin, M.D.

             /s/ JOHN S. MCDONALD, J.D.                  Director                          March 31, 1998
-----------------------------------------------------
               John S. McDonald, J.D.

                /s/ MICHAEL D. MARTIN                    Director                          March 31, 1998
-----------------------------------------------------
                  Michael D. Martin

             /s/ ROSALIO J. LOPEZ, M.D.                  Director                          March 31, 1998
-----------------------------------------------------
               Rosalio J. Lopez, M.D.

               /s/ C.A. LANCE PICCOLO                    Director                          March 31, 1998
-----------------------------------------------------
                 C.A. Lance Piccolo

                      SIGNATURE                                     CAPACITY                    DATE
                      ---------                                     --------                    ----

                /s/ ROGER L. HEADRICK                    Director                          March 31, 1998
-----------------------------------------------------
                  Roger L. Headrick

          /s/ HARRY M. JANSEN KRAEMER, JR.               Director                          March 31, 1998
-----------------------------------------------------
            Harry M. Jansen Kraemer, Jr.