Form 10-K/A
period 1997-12-31
MEDPARTNERS INC
filed 1998-04-30
CIK 1000736

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A

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

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information about the executive officers and directors of the Company as of April 29, 1998:

NAME                                   AGE              POSITION WITH THE COMPANY
----                                   ---              -------------------------
Richard M. Scrushy(1)................  45    Chairman of Board of Directors
Edwin M. Crawford....................  49    President and Chief Executive Officer and
                                             Director
John J. Gannon.......................  59    President -- Physician Practice Management
H. Lynn Massingale, M.D..............  45    President -- Team Health
John J. Arlotta......................  48    President -- Pharmaceutical Services
Marta Prado..........................  47    President -- Governmental Services
Harold O. Knight, Jr.................  40    Executive Vice President and Chief
                                             Financial Officer
Tracy P. Thrasher....................  35    Executive Vice President, Chief
                                             Administrative Officer and Corporate
                                             Secretary
Rosalio J. Lopez, M.D.(1)............  45    Chief Medical Officer and Director
Edward J. Novinski...................  39    Executive Vice President -- Managed Care
John M. Deane........................  43    Executive Vice President -- Information
                                             Services
J. Brooke Johnston, Jr...............  58    Senior Vice President and General Counsel
Charles C. Clark.....................  48    Senior Vice President and Chief Tax Officer
Peter J. Clemens, IV.................  33    Vice President -- Finance and Treasurer
Mark S. Weeks........................  35    Vice President -- Finance and Controller
Larry D. Striplin, Jr.(2)............  68    Director
Charles W. Newhall III(1)(2).........  53    Director
Ted H. McCourtney(3).................  59    Director
Walter T. Mullikin, M.D..............  80    Director
John S. McDonald, J.D.(1)(2).........  65    Director
C.A. Lance Piccolo(3)................  57    Director
Roger L. Headrick(1)(2)..............  61    Director
Harry M. Jansen Kraemer, Jr..........  43    Director
Michael D. Martin(3).................  37    Director

---------------

(1) Member of the Executive Committee
(2) Member of the Compensation Committee
(3) Member of the Audit Committee

     Richard M. Scrushy has been a member of the Company's Board of Directors since January 1993. On January 16, 1998, Mr. Scrushy was elected Chairman of the Board and Acting Chief Executive Officer. He relinquished the latter position on March 16,1998 upon the election of Mr. Crawford as President and Chief Executive Officer. Since 1984, Mr. Scrushy has been Chairman of the Board and Chief Executive Officer of HEALTHSOUTH Corporation ("HEALTHSOUTH"), a publicly traded healthcare company. Mr. Scrushy is also a member of the Board of Directors of Capstone Capital Corporation ("Capstone") a publicly traded real estate investment trust.

     Edwin M. Crawford was named President and Chief Executive Officer and a director of MedPartners in March 1998. From 1990 until March 1998, Mr. Crawford was with Magellan Health Services, Inc., a publicly-held specialty managed healthcare company, where he served as Chairman of the Board, President and Chief Executive Officer from 1993 until March 1998, and as President and Chief Operating Officer from

1992 until 1993. Mr. Crawford is also a director of First Union National Bank of Georgia and Integrated Health Services, Inc. ("IHS") and has been nominated as a director of HEALTHSOUTH.

     John J. Gannon has been President -- Physician Practice Management of the Company since June 1997. From July 1996 to June 1997, Mr. Gannon was
President -- Eastern Operations. For 23 years, Mr. Gannon was a Partner with KPMG Peat Marwick. His most recent position with KPMG was that of National Partner-in-Charge of Strategy and Marketing, Healthcare and Life Sciences. He served as one of the firm's designated industry review specialists for healthcare financial feasibility studies.

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

     John J. Arlotta is Chief Operating Officer of the Company's Caremark Pharmaceutical Group, which includes the therapeutic services and prescription services divisions. Mr. Arlotta joined the Company in 1996 as president of the therapeutic services division. Prior to 1996, Mr. Arlotta was employed in a number of sales, marketing and general management positions by Baxter International, Inc. ("Baxter"), a publicly traded healthcare company.

     Marta Prado, R.N. became President, Governmental Services of MedPartners in July 1997 when the Company acquired InPhyNet Medical Management Inc. At InPhyNet, Ms. Prado had served as chief operating officer of the managed care and governmental service divisions for more than five years.

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

     Tracy P. Thrasher has been Executive Vice President of the Company since November 1994 and has been Corporate Secretary since March 1994. She became Chief Administrative Officer in July 1997. Ms. Thrasher was Senior Vice President of Administration from March 1994 to November 1994, and from January 1993 to March 1994, she served as Corporate Comptroller and Vice President of Development. From 1990 to 1993, Ms. Thrasher was the Audit and Health Care Management Advisory Service Manager with Burton, Canady, Moore & Carr, P.C., independent public accountants. Ms. Thrasher began her career with Ernst & Young LLP in 1985, and became a certified public accountant in 1986.

     Rosalio J. Lopez, M.D. has been a member of the Company's Board of Directors since November 1995. He became Chief Medical Officer in July 1997. Dr. Lopez had been a director of the general partner of Mullikin Medical Enterprises, L.P. ("MME") since 1989. Dr. Lopez joined MME's principal professional corporation in 1984 and serves as the Chairman of its Medical Council and Family Practice and Managed Care committees. He also acted as a director and a Vice President of MME's principal professional corporation. He is also a director and shareholder of Mullikin Independent Practice Association.

     Edward J. Novinski has been Executive Vice President of Managed Care for the Company since September 1996. Prior to joining the Company, Mr. Novinski was most recently Vice President of Network Management for United HealthCare Corporation in their corporate office and held various positions from August 1986 to August 1996. Mr. Novinski was responsible for United HealthCare's network strategies for physician and hospital relationships which supported United HealthCare's diverse managed care product line. From 1977 to 1986, Mr. Novinski was with Lutheran General Health System in managerial and administrative positions including Director of Physician Practice Management for a large multi-specialty group.

     John M. Deane has been Executive Vice President, Information Services of the Company since January 1997. From January 1995 through December 1996, Mr. Deane was Vice President Information Services and CIO of Caremark Pharmaceutical Services Group, based in Northbrook, Illinois. Prior to 1995, Mr. Deane was Director, Information Services -- Planning and Consulting for the Whirlpool Corporation and a Senior Manager on large IS projects for Price Waterhouse's Management Consulting Services practice in the Midwest, where he led large IS engagements for various Fortune 100 companies.

     J. Brooke Johnston, Jr. has been Senior Vice President and General Counsel of the Company since April 1996. Prior to that, Mr. Johnston was a senior principal of the law firm of Haskell Slaughter Young & Johnston, Professional Association, Birmingham, Alabama, where he practiced corporate and securities law for over seventeen years. Prior to that Mr. Johnston was engaged in the practice of law in New York, New York and at another firm in Birmingham. Mr. Johnston is a member of the Alabama State Bar and the New York and American Bar Associations. Mr. Johnston is a member of the Board of Directors of each of United Leisure Corporation, a publicly traded leisure time services company, and Grand Havana Enterprises, Inc., a publicly traded operator of cigar establishments.

     Charles C. Clark has been Senior Vice President and Chief Tax Officer of the Company since January 1997. Prior to that, Mr. Clark was a Partner with KPMG Peat Marwick, having served as Tax Partner in Charge of the Birmingham, Alabama office and leader of tax services for the Health Care & Life Sciences practice in the Southeast. Mr. Clark was with KPMG Peat Marwick for 21 years. Mr. Clark is a Certified Public Accountant holding memberships in the American Institute of Certified Public Accountants and the Alabama and Mississippi Societies of Certified Public Accountants.

     Peter J. Clemens, IV has been Vice President of Finance and Treasurer of the Company since April 1995. From 1991 to 1995, Mr. Clemens worked in Corporate Banking with Wachovia Bank of Georgia, N.A. Mr. Clemens began his career with AmSouth Bank, N.A. in 1987, and received a Masters Degree in Business Administration from Vanderbilt University in 1991.

     Mark S. Weeks has been Vice President of Finance and Controller of the Company since June 1994. From 1985 to 1994, Mr. Weeks was with Ernst & Young LLP, most recently as Senior Manager. Mr. Weeks is a certified public accountant and a member of the American Institute of Certified Public Accountants.

     Larry D. Striplin, Jr. has been a member of the Company's Board of Directors since January 1993. Since December 1995, Mr. Striplin has been the Chairman and Chief Executive Officer of Nelson-Brantley Glass Contractors, Inc. and Chairman and Chief Executive Officer of Clearview Properties, Inc. Until December 1995, Mr. Striplin had been Chairman of the Board and Chief Executive Officer of Circle "S" Industries, Inc., a privately owned bonding wire manufacturer. Mr. Striplin is a member of the Board of Directors of Kulicke & Suffa, Inc. a publicly traded manufacturer of electronic equipment, and of Capstone.

     Charles W. Newhall III has been a member of the Company's Board of Directors since September 1993. He has been a general partner of New Enterprise Associates, a venture capital firm, since 1978. Mr. Newhall is a member of the Board of Directors of HEALTHSOUTH, IHS and OPTA Food Ingredients, Inc., all publicly traded companies. He is founder and Chairman of the Mid-Atlantic Venture Association, which was organized in 1988.

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

     Walter T. Mullikin, M.D., a surgeon, has been a member of the Company's Board of Directors since November 1995. Dr. Mullikin was Chairman of the Board of the general partner of MME from 1989 to 1995. He founded Pioneer Hospital and the predecessors to MME's principal professional corporation in 1957. He was also the Chairman of the Board, President and a shareholder of Mullikin Independent Practice Association, until November 1995. Dr. Mullikin is a member of the Board of Directors of Health Net, a publicly traded HMO, and was one of the founders and a past chairman of the Unified Medical Group Association.

     John S. McDonald, J.D. has been a member of the Company's Board of Directors since November 1995. Mr. McDonald was the Chief Executive Officer of the general partner of MME from March 1994 to November 1995, and he was an executive of Pioneer Hospital and their related entities since 1967. Mr. McDonald was also a director, the Secretary and a shareholder of MME's general partner. Mr. McDonald is on the Board of Directors of the Truck Insurance Exchange and is a past president of the Unified Medical Group Association.

     C.A. Lance Piccolo has been Vice Chairman of the Company's Board of Directors since September 1996. From August 1992 to September 1996, he was Chairman of the Board of Directors and Chief Executive Officer of Caremark. From 1987 until November 1992, Mr. Piccolo was an Executive Vice President of Baxter and from 1988 until November 1992, he served as a director of Baxter. Mr. Piccolo also serves as a director of Crompton & Knowles Corporation ("CKC"), a publicly traded chemical company.

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

     Harry M. Jansen Kraemer, Jr. has been a member of the Company's Board of Directors since September 1996, and is President and Chief Executive Officer of Baxter, having served in that capacity since April 1997. Mr. Kraemer served as Senior Vice President and Chief Financial Officer of Baxter from October 1993 to April 1997. He was promoted to Baxter's three-member Office of the Chief Executive in June 1995, and appointed to Baxter's Board of Directors in November 1995. In addition to his duties as its chief financial officer he is responsible for Baxter's Global Hospital Business, Global Renal Business, and the Baxter Japan subsidiary. Mr. Kraemer has been an employee of Baxter since 1982 serving in a variety of positions, including Vice President, Group Controller for Baxter's hospital and alternate-site businesses, president of Baxter's Hospitex Division and Vice President Finance and Operations for Baxter's global-business group.

     Michael D. Martin became a member of the Company's Board of Directors on January 16, 1998. Mr. Martin joined HEALTHSOUTH in October 1989 as Vice President and Treasurer, and was named Senior Vice President -- Finance and Treasurer in February 1994 and Executive Vice President -- Finance and Treasurer in May 1996. In October 1997, he was additionally named Chief Financial Officer of HEALTHSOUTH, and in March 1998, he was named a director of HEALTHSOUTH. From 1983 through September 1989, Mr. Martin specialized in healthcare lending with AmSouth Bank N.A., Birmingham, Alabama, where he was a Vice President immediately prior to joining HEALTHSOUTH. Mr. Martin is a director of Capstone.

MANAGEMENT MATTERS

     There are no arrangements or understandings known to the Company between any of the directors, nominees for director or executive officers of the Company and any other person pursuant to which any such person was or is to be elected as a director or an executive officer, except the letter agreement between the Company and Richard M. Scrushy and the executive employment agreements of Messrs. Crawford, Gannon, and Knight and Ms. Thrasher. Such agreements provide that such persons shall serve MedPartners in their present capacities, and in the case of Messrs. Scrushy and Crawford, that they shall be nominated as directors of the Company. See "Item 11. Executive Compensation -- Employment Agreements". Drs. Massingale and Lopez and Messrs. Arlotta, Novinski, Deane, Johnston and Clark also have executive employment agreements that provide that such persons shall serve MedPartners in their present respective capacities. Drs. Mullikin and Lopez and Mr. McDonald initially became members of the Board of Directors in connection with the acquisition of MME, and Messrs. Piccolo, Headrick and Kraemer became members of the Board of Directors in connection with the acquisition of Caremark International Inc. ("Caremark") when it was initially agreed that at least four members of the Company's thirteen member Board of Directors would be designated by Caremark to serve for a three-year period immediately following the acquisition. There are no family relationships between any directors, nominees for director or executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The New York Stock Exchange. Officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by regulations promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that during 1997, all of its officers, directors and greater-than-10% beneficial owners complied with Section 16(a) filing requirements applicable to them, except that Mark S. Weeks inadvertently failed to file a Form 4 due October 10, 1997 to report the purchase of MedPartners Threshold Appreciation Price Securities. The purchase was subsequently reported on Form 5 filed in February 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

     Executive Officer Compensation. The following table presents certain information concerning compensation paid or accrued for services rendered to the Company in all capacities during the years ended December 31, 1997, 1996 and 1995, for the Chief Executive Officer and the four other most highly compensated executive officers of the Company whose total annual salary and bonus in the last fiscal year exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                      ANNUAL COMPENSATION               AWARDS
                                             -------------------------------------   ------------
                                                                      OTHER ANNUAL    SECURITIES     ALL OTHER
                                                                      COMPENSATION    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION HELD      YEAR   SALARY($)    BONUS($)        ($)         OPTIONS(#)       ($)(6)
--------------------------------      ----   ---------   ----------   ------------   ------------   ------------
Larry R. House(1)...................  1997   $935,712    $  582,525             (4)   2,161,376       $37,149
  Chairman of the Board, President    1996    717,852     1,980,604             (4)   2,700,000        25,000
  and Chief Executive Officer         1995    349,908       600,000             (4)     828,000        25,000
Mark L. Wagar(2)....................  1997    502,701       448,510     $ 55,476(5)     590,000        25,000
  President and Chief Operating       1996    350,002       579,674             (4)     700,000        32,516
  Officer                             1995    346,601            --             (4)     250,000        23,853
John J. Gannon(3)...................  1997    350,016       200,000      125,730(5)     350,000             0
  President -- Physician Practice     1996    145,840       108,938             (4)     230,000             0
  Management
Harold L. Knight, Jr. ..............  1997    299,808       452,110             (4)     535,000        33,337
  Executive Vice President and        1996    212,500       646,199             (4)     600,000        10,000
  Chief Financial Officer             1995    132,920       102,230             (4)     200,000        10,000
Tracy P. Thrasher...................  1997    278,112       452,110       84,074(5)     515,000        19,607
  Executive Vice President, Chief     1996    187,506       629,936             (4)     550,000        10,000
  Administrative Officer and          1995    115,250        42,240             (4)     185,000        10,000
  Corporate Secretary

---------------

(1) Mr. House resigned all positions with the Company on January 16, 1998. See "-- Employment Agreements."
(2) Mr. Wagar commenced employment on November 28, 1995, at the time of the acquisition of MME. The table includes all compensation paid to him in 1995. As of March 18, 1998, Mr. Wagar's title changed to Executive Vice
    President -- New Business Development and Strategic Planning. Mr. Wagar resigned on April 2, 1998.

(3) Mr. Gannon commenced employment on August 1, 1996.
(4) Dollar value of perquisites and other personal benefits was less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.
(5) Other Annual Compensation shown for the Named Executive Officers in 1997 includes the following perquisites: Mr. Wagar -- $46,476 country club fees; Mr. Gannon -- $75,824 country club fees and $43,656 relocation expenses; and Ms. Thrasher -- $74,074 country club fees.
(6) All Other Compensation shown for the Named Executive Officers includes contributions by the Company in the following amounts for split dollar life insurance premiums: for Mr. House, 1997 -- $37,149, 1996 and
    1995 -- $25,000; for Mr. Wagar, 1997 and 1996 -- $25,000, and
    1995 -- $23,853; for Mr. Knight, 1997 -- $33,337, 1996 and 1995 -- $10,000;
    and for Ms. Thrasher, 1997 -- $19,607, 1996 and 1995 -- $10,000; the
    following amount for long-term disability for Mr. Wagar, 1996 -- $6,766; and the following amount for the Company's 401(k) contribution for Mr. Wagar, 1996 -- $750.

     Option Grants in 1997. The following table contains information concerning the grant of stock options under the Company's stock option plans to the Named Executive Officers in 1997:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL REALIZABLE
                                                    INDIVIDUAL GRANTS                             VALUE AT ASSUMED ANNUAL
                           -------------------------------------------------------------------     RATES OF STOCK PRICE
                                 NUMBER OF         PERCENT OF TOTAL                                  APPRECIATION FOR
                           SECURITIES UNDERLYING   OPTIONS GRANTED    EXERCISE OR                     OPTION TERM(2)
                                  OPTIONS            TO EMPLOYEES     BASE PRICE    EXPIRATION   -------------------------
NAME                          GRANTED (#)(1)        IN FISCAL YEAR      ($/SH)         DATE         5%($)        10%($)
----                       ---------------------   ----------------   -----------   ----------   -----------   -----------
Larry R. House...........        1,225,000(3)            13.4%          $18.625       1/30/07    $14,348,624   $36,362,230
                                   936,376(3)            10.2%           18.500       5/18/07     10,894,314    27,608,331
Mark L. Wagar............          240,000                2.6%           18.625       1/30/07      2,811,159     7,124,029
                                   350,000(4)             3.8%           18.500       5/18/07      4,072,093    10,319,482
John L. Gannon...........          150,000                1.6%           18.625       1/30/07      1,756,974     4,452,518
                                   200,000(5)             2.2%           18.500       5/18/07      2,326,910     5,896,847
Harold O. Knight, Jr. ...          130,000                1.4%           18.625       1/30/07      1,522,184     3,857,209
                                   130,000(3)             1.4%           18.625       1/30/07      1,522,184     3,857,209
                                   275,000(4)             3.0%           18.500       5/18/07      3,198,394     8,104,720
Tracy P. Thrasher........          120,000                1.3%           18.625       1/30/07      1,405,093     3,560,501
                                   120,000(3)             1.3%           18.625       1/30/07      1,405,093     3,560,501
                                   275,000(4)             3.0%           18.500       5/18/07      3,198,394     8,104,720

---------------

(1) The vesting of each option is cumulative; no vested portion expires until the expiration of the option. Unless otherwise noted, options vest 20% on the date of grant and 20% per year thereafter.
(2) The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.
(3) Options vested 100% on grant date. Under Mr. House's retirement agreement, Mr. House's options remain exercisable for the balance of their respective terms.
(4) Options vest 20% on grant date and 20% semi-annually thereafter.
(5) Options vest 100% on second anniversary of grant date.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table sets forth information with respect to the Named Executive Officers concerning unexercised options held at December 31, 1997. No options were exercised during the last fiscal year by the Named Executive Officers.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                                                     VALUE OF
                                                  NUMBER OF SECURITIES              UNEXERCISED
                                                       UNDERLYING                  IN-THE-MONEY
                                                       UNEXERCISED                  OPTIONS AT
                                                  OPTIONS AT FY-END(#)             FY-END($)(1)
                                                -------------------------    -------------------------
NAME                                            EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                                            -------------------------    -------------------------
Larry R. House................................     4,589,376 /      --       $23,700,207 / $       --
Mark L. Wagar.................................       498,000 / 642,000         2,505,000 /  2,913,750
John J. Gannon................................       191,000 / 389,000         1,038,250 /  1,621,750
Harold O. Knight, Jr. ........................       558,000 / 535,000        3,683,100  /  2,749,925
Tracy P. Thrasher.............................       503,000 / 525,000         2,929,525 /  2,838,875

---------------

(1) Based on December 31, 1997 closing price for MedPartners Common Stock of $22.375.

DIRECTOR COMPENSATION

     Officers of the Company do not receive any additional compensation for serving as members of the Board of Directors or any of its committees. Non-employee directors were paid directors' fees of $3,000 for each meeting of the Board of Directors attended in person, $1,000 for each meeting of the Board of Directors attended by phone, and $1,000 for each meeting of the Audit Committee or the Compensation Committee attended in person. Directors were reimbursed for travel costs and other out-of-pocket expenses incurred in attending each meeting of the Board of Directors or one of its committees. In addition, non-employee directors receive an annual grant of stock options for 25,000 shares of the Company's Common Stock under the Stock Option Plans (as hereinafter defined). Such options vest in 20% increments and expire ten years after the grant date. The exercise price of such options is determined by the closing price of the Company's Common Stock on the New York Stock Exchange on the date of the option grant. In 1997 each of Messrs. Headrick, Kraemer, McCourtney, McDonald, Mullikin, Newhall, Piccolo, Scrushy and Striplin were granted an option to purchase 25,000 shares of Common Stock, all at an exercise price of $18.625 per share, the market price on the grant date.

EMPLOYMENT AGREEMENTS

     The Company had employment agreements with Messrs. House and Wagar which were terminated upon their resignations on January 16, 1998 and April 2, 1998, respectively. Mr. House's employment agreement, which had a term of five years, provided that Mr. House was to be employed as the Chairman of the Board, President and Chief Executive Officer and was to be nominated as a director of the Company during such term. The agreement provided for a base salary of $935,700, an annual incentive bonus of up to $776,700, based on the achievement of certain performance standards established by the Compensation Committee, and eligibility for other benefits normally found in executive employment agreements. The employment agreement for Mr. Wagar provided for a base salary of $350,000 and for an annual incentive and performance bonus of up to 75% in base salary in addition to employee benefits similar to those provided in Mr. House's agreement. Each of the employment agreements provided for an automatic extension for an additional year on the anniversary thereof unless the Company gave prior notice of non-extension. On January 16, 1998, Mr. House resigned his position as Chairman and Chief Executive Officer and a director of the Company. In connection with such resignation, Mr. House agreed to the termination of his Employment Agreement and entered into a retirement agreement with the Company, which provided certain severance benefits, including a lump-sum payment of $5,993,400. The retirement agreement calls for immediate vesting of all outstanding stock options held by Mr. House and provides that all such stock options shall remain in full force and effect for their remaining terms. In addition, Mr. House entered into a two-year consulting agreement arrangement with the

Company pursuant to which he is to perform consulting services for the Company as requested by the Board of Directors. Mr. House will receive consulting fees of $1,712,412 for each year of the consulting agreement. The terms of Mr. Wagar's severance are under consideration by the Board of Directors.

     The Company has employment agreements with Messrs. Gannon and Knight and Ms. Thrasher. Each of these employment agreements have a term of three years and provide that the executives will be employed by the Company in their current positions. Each of these employment agreements provide for an automatic extension for an additional year on the anniversary thereof unless the Company gives prior notice of non-extension. The agreements provide for base salaries of $350,016, $299,808 and $278,112, respectively, and annual incentive and performance bonuses of up to 75% of base salary, based on the achievement of certain performance standards as provided therein, and eligibility for other benefits normally found in executive employment agreements.

     The Named Executive Officers are entitled to certain compensation upon termination of their respective employment agreements prior to their expiration. If the Company terminates the agreement for "Cause" (as defined) or if the Named Executive Officer terminates without "Good Reason" (as defined), the Named Executive Officer will receive a lump sum payment of six months base salary (12 months in the case of Mr. House) plus certain employment benefits. If the agreement terminates due to the Named Executive Officer's death, disability or retirement, he or she will receive a lump sum payment of six months base salary (12 months in the case of Mr. House), accrued bonus and immediate vesting of all stock options. If the Named Executive Officer terminates the agreement for "Good Reason" and no "Change in Control" (as defined) of the Company has occurred, the Named Executive Officer will receive continued salary and bonus payments for three years (or, if greater, for the remainder of the contract term in the case of Mr. House), continued participation in employee benefit plans for such period and immediate vesting of all stock options. If the Company terminates the agreement without Cause after a Change in Control or if the Named Executive Officer terminates after a Change in Control for Good Reason, he or she shall receive a lump sum payment equal to three times the Named Executive Officer's base salary and bonus at the time of termination, continued benefits for a term of three years and immediate vesting of all stock options. The agreements provide that any payment by the Company to the Named Executive Officer which is subject to the excise tax imposed by Section 4999 of the Code shall be "grossed up" such that the Named Executive Officer retains an amount of the "gross up" payment equal to the excise tax imposed on the original payment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Newhall, Striplin, Headrick and McDonald served on the Compensation Committee of the Board of Directors of the Company during 1997.

     In connection with the acquisition of MME, the Company entered into a Termination Agreement and a Consulting Agreement with Mr. McDonald. Under Mr. McDonald's Termination Agreement, his employment agreement with MME was terminated in consideration for which Mr. McDonald received a lump sum payment of $796,000, continuation of certain fringe benefits and perquisites under the former employment agreement for 36 months, access to an office and support staff until death or disability, payments from the Company and a trust set up by the Company to fund the remainder of MME's pension obligations to Mr. McDonald, and payment of all health and medical care (including prescriptions) for Mr. McDonald for the remainder of his life through a Company-sponsored health insurance plan. Under his five-year Consulting Agreement, Mr. McDonald will receive in consideration for his services a consulting fee of $2,230,000, to be paid over the term of the agreement with an initial payment of $669,000 on November 29, 1995, and equal payments of $390,250 on each anniversary of such date, access to an office and support staff and certain other benefits. See Item
13. "Certain Relationships and Related Transactions -- MME Acquisition Agreements".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial stock ownership of the Company as of March 31, 1998: (i) each director and Named Executive Officer of the Company, (ii) all directors and executive officers as a group, and (iii) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding MedPartners Common Stock. Except as otherwise indicated, each person or entity listed below has sole voting and investment power with respect to all shares shown to be beneficially owned by him or it except to the extent such power is shared by a spouse under applicable law. Shares of the Company's Common Stock subject to options held by directors and executive officers that are exercisable within 60 days of March 31, 1998, are deemed outstanding for the purpose of computing such director's or executive officer's beneficial ownership and the beneficial ownership of all directors and executive officers as a group.

                                                                          NUMBER OF
                                                                        OF MEDPARTNERS       %
NAME OF BENEFICIAL OWNER                      POSITION HELD              COMMON STOCK      OWNED
------------------------                      -------------             --------------    -------
Richard M. Scrushy................  Chairman of the Board of Directors     4,022,500(1)     2.01%
Edwin M. Crawford.................  President and Chief Executive          1,250,000(2)     *
                                    Officer and Director
Larry R. House....................  Former Chairman of the Board and       5,414,283(3)     2.67
                                      Chief Executive Officer
Mark L. Wagar.....................  Former President and Chief               659,005(4)     *
                                    Operating Officer
John J. Gannon....................  President -- Physician Practice          223,400(5)     *
                                      Management
Harold O. Knight, Jr..............  Executive Vice President and Chief       748,845(6)     *
                                      Financial Officer
Tracy P. Thrasher.................  Executive Vice President, Chief          701,021(7)     *
                                      Administrative Officer and
                                      Corporate Secretary
Roger L. Headrick.................  Director                                 106,458(8)     *
Harry M. Jansen Kraemer, Jr.......  Director                                  15,565(9)     *
Rosalio J. Lopez, M.D.............  Director                                 191,069(10)    *
Michael D. Martin.................  Director                                 537,000(11)    *
Ted H. McCourtney.................  Director                                  75,841(12)    *
John S. McDonald, J.D.............  Director                                 339,281(13)    *
Walter T. Mullikin, M.D...........  Director                                 451,424(14)    *
Charles W. Newhall III............  Director                               1,521,000(15)    *
C.A. Lance Piccolo................  Director                               1,437,519(16)    *
Larry D. Striplin, Jr.............  Director                                 133,100(17)    *
All executive officers and
  directors
  as a group (22 persons).........                                        12,672,112(18)    6.17
FMR Corp..........................                                        22,144,553(19)   11.19
  82 Devonshire Street
  Boston, MA 02109

                                                                          NUMBER OF
                                                                        OF MEDPARTNERS       %
NAME OF BENEFICIAL OWNER                      POSITION HELD              COMMON STOCK      OWNED
------------------------                      -------------             --------------    -------
AMVESCAP PLC......................                                        14,344,619(20)    7.25%
  11 Devonshire Square
  London EC2M 4YR England
Wachovia Bank and Trust Co........                                         9,185,605(21)    4.64
  Trust Services Division
  301 Main Street
  Winston-Salem, NC 27150

---------------

  *  Less than one percent.
 (1) Includes options to purchase 2,041,000 shares, 250,000 shares held in trust for minor children, and 1,098,500 shares held by HEALTHSOUTH. Mr. Scrushy is Chairman of the Board and Chief Executive Officer of HEALTHSOUTH. Mr. Scrushy disclaims beneficial ownership of the shares held by HEALTHSOUTH.
 (2) Includes option to purchase 1,250,000 shares.
 (3) Mr. House resigned all positions with the Company on January 16, 1998. Includes options to purchase 4,589,376 shares, 185 shares held in the Company's 401(k) plan as of 9/30/97, and 1,095 shares held in the Company's Employee Stock Purchase Plan as of 12/31/97. See "Item 11. Executive Compensation -- Employment Agreements".
 (4) Mr. Wagar resigned on April 2, 1998. Includes options to purchase 546,000 shares.
 (5) Includes options to purchase 221,000 shares, and 2,400 shares owned jointly with his spouse.
 (6) Includes options to purchase 685,000 shares.
 (7) Includes options to purchase 639,000 shares, 2,000 shares held in trust for a minor child, 226 shares held in the Company's 401(k) plan as of 9/30/97, and 1,095 shares held in the Company's Employee Stock Purchase Plan as of 12/31/97.
 (8) Includes options to purchase 69,208 shares, and 1,250 shares held by spouse.
 (9) Includes options to purchase 15,000 shares, and 50 shares held by spouse.
(10) Includes options to purchase 92,000 shares, and 81,293 shares held in trust for the benefit of Dr. Lopez and members of his family.
(11) Includes options to purchase 522,000 shares.
(12) Includes options to purchase 21,000 shares.
(13) Includes options to purchase 21,000 shares, and 318,281 shares held by certain trusts for the benefit of Mr. McDonald.
(14) Includes options to purchase 21,000 shares, and 430,424 shares held by the Mullikin Family Trust U/D/T, dated February 10, 1976, for the benefit of Dr. Mullikin and members of his family.
(15) Includes options to purchase 21,000 shares, and 1,500,000 shares held by New Enterprise Associates VI, Limited Partnership ("NEA"). Mr. Newhall is a general partner of NEA Partners VI, Limited Partnership, which is the general partner of NEA. Mr. Newhall disclaims beneficial ownership of the shares held by NEA.
(16) Includes options to purchase 1,327,126 shares.
(17) Includes options to purchase 29,000 shares.
(18) Includes options to purchase 7,542,682 shares.
(19) Shares held as investment manager of various public investment funds. FMR Corp. has the sole power to direct the vote of and to dispose of 326,953 of these shares.
(20) Shares held as investment manager of various public investment funds. AMVESCAP PLC has shared voting power and shared dispositive power with respect to all of these shares.
(21) Shares held as Trustee for MedPartners, Inc. Employee Compensation Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MME ACQUISITION AGREEMENTS

     Termination Agreements. In November 1995 in connection with the acquisition of MME, the Company and each of Dr. Walter T. Mullikin, M.D. and John S. McDonald, J.D., entered into a Termination Agreement that terminated their previous employment agreements with MME. In consideration of which they received, or shall receive, a lump sum payment of $1,064,000, in the case of Dr. Mullikin, and $796,000 in the case of Mr. McDonald, continuation of certain fringe benefits and perquisites for 36 months, payments from the Company and a trust set up by the Company to fund the remainder of MME's pension obligations to Dr. Mullikin or to Dr. Mullikin's spouse, should she survive him, and Mr. McDonald, payment of all health and medical care (including prescriptions) for Dr. Mullikin and his spouse and Mr. McDonald for the remainder of their lives through a Company-sponsored health insurance plan, a death payment benefit to be paid to Dr. Mullikin's designated beneficiary or estate of $2,700,000, and certain other benefits.

     Consulting Agreements. In November 1995, the Company and each of Dr. Mullikin and Mr. McDonald entered into five-year Consulting Agreements whereby they will receive in consideration for their services: consulting fees of $2,480,000 to Dr. Mullikin, to be paid over the term of the agreement with an initial payment of $744,000 on November, 29, 1995 and equal payments of $434,000 on each anniversary of such date, and $2,230,000 to Mr. McDonald, to be paid over the term of the agreement with an initial payment of $669,000 in November 29, 1995 and equal payments of $390,250 on each anniversary thereof, access to an office and support staff and certain other benefits.

CAREMARK ACQUISITION AGREEMENTS

     Termination Agreements. In September 1996 in connection with the acquisition of Caremark, Mr. Piccolo's employment was terminated, entitling him to a severance payment of $2,805,426 and certain other benefits provided in his severance agreement. See "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation".

     Consulting Agreements. In September 1996, the Company and Mr. Piccolo, now a director of the Company, entered into a consulting agreement (the "Piccolo Agreement"). The term of the Piccolo Agreement is ten years, unless terminated sooner. Over the course of such ten-year period, Mr. Piccolo will be paid consulting fees totaling approximately $5.4 million. The "gross up" provisions of that severance agreement will apply to payments made pursuant to the Piccolo Agreement in the event such consulting payments are determined to be "excess parachute" payments. Mr. Piccolo or his spouse will be eligible to participate in all health and medical employee benefit plans and programs available, from time to time, to employees of the Company and Caremark until he reaches the age of 65. After age 65, Mr. Piccolo and his spouse will be provided with a prescription drug program comparable to that provided Caremark employees through Caremark's prescription drug benefit program. Mr. Piccolo will be provided with an adequate office and secretarial support, as well as reimbursement of reasonable expenses, and will be subject to certain non-compete and confidentiality restrictions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) and Rule 12b-15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: April 30, 1998