Form 10-Q
period 1998-03-31
MEDPARTNERS INC
filed 1998-05-15
CIK 1000736

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               -------------    --------------

                         Commission file number: 0-27276

                                MEDPARTNERS, INC
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                             63-1151076
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Outstanding at May 4, 1998
           ------------              ---------------------------------
      COMMON STOCK, PAR VALUE                  197,876,690*
          $.001 PER SHARE

* Includes 9,113,755 shares held in trust to be utilized in employee benefit plans.

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

         These "forward looking statements" are found at various places throughout this document. Additionally, the discussion herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" are susceptible to the risks and uncertainties discussed below. Moreover, the Company, through its senior management, may from time to time make "forward looking statements" about matters described herein or other matters concerning the Company.

         The Company disclaims any intent or obligation to update "forward looking statements".

         FACTORS THAT MAY AFFECT FUTURE RESULTS. The healthcare industry in general and the business engaged in by the Company in particular are in a state of significant flux. This, together with the circumstance that the Company has a relatively short operating history in an industry that also is relatively young and is the largest physician practice management company in the United States, makes the Company particularly susceptible to various factors that may affect future results such as the following:

         risks relating to the Company's growth strategy; risks relating to integration in connection with acquisitions; risks relating to capital requirements; risks relating to identification of growth opportunities; risks relating to dependence on HMO enrollee growth; risks relating to the capitated nature of revenues; risks relating to utilization of medical services; risks relating to control of healthcare costs; risks relating to certain legal matters; risks relating to exposure to professional liability; risks relating to government regulation; risks relating to pharmacy licensing operations; risks relating to healthcare reform and proposed legislation; and risks relating to possible volatility and/or decline of stock price.

         For a more detailed discussion of these factors and their potential impact on future results, see the applicable discussions herein.

                                MEDPARTNERS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

         Consolidated Balance Sheets -
         December 31, 1997 (Audited) and March 31, 1998 (Unaudited).............          4

         Consolidated Statements of Operations (Unaudited) -
         Three Months Ended March 31, 1997 and 1998.............................          5

         Consolidated  Statements of Cash Flows (Unaudited) -
         Three Months Ended March 31, 1997 and 1998.............................          6

         Notes to Consolidated Financial Statements (Unaudited).................          7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................         10

PART II - OTHER INFORMATION

Item 2.           Changes in Securities.........................................         16

Item 6.           Exhibits and Reports on Form 8-K .............................         16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                MEDPARTNERS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,     MARCH 31,
                                                                                         1997            1998
                                                                                     ------------     ---------
                                                                                      (AUDITED)      (UNAUDITED)
                                                                                            (IN THOUSANDS)
                                                   ASSETS
  Current assets:
    Cash and cash equivalents......................................................  $   215,801    $   199,148
    Accounts receivable, less allowances for bad debts of $204,249 and $214,713....      763,551        798,932
    Inventories....................................................................      164,049        127,044
    Income tax receivable..........................................................       10,446         13,402
    Deferred tax assets, net.......................................................       72,203         81,592
    Prepaid expenses and other current assets......................................       86,991         82,090
                                                                                     -----------    -----------
           Total current assets....................................................    1,313,041      1,302,208
  Property and equipment, net......................................................      530,033        521,642
  Intangible assets, net...........................................................      731,586        779,175
  Deferred tax asset...............................................................      175,619        179,126
  Other assets.....................................................................      140,250        132,040
                                                                                     ===========    ===========
           Total assets............................................................  $ 2,890,529    $ 2,914,191
                                                                                     ===========    ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable...............................................................  $   340,106    $   316,368
    Accrued medical claims payable.................................................      208,937        214,477
    Other accrued expenses and liabilities.........................................      670,615        562,922
    Current portion of long-term debt..............................................       17,636         25,257
                                                                                     -----------    -----------
           Total current liabilities...............................................    1,237,294      1,119,024

  Long-term debt, net of current portion...........................................    1,470,622      1,609,632
  Other long-term liabilities......................................................       91,759        117,026

  Stockholders' equity:
    Common stock, $.001 par value; 400,000 shares
      authorized; issued -- 197,766 in 1997
      and 197,924 in 1998..........................................................          198            198
    Additional paid-in capital.....................................................      937,233        938,370
    Notes receivable from stockholders.............................................       (1,367)        (1,282)
    Other Comprehensive Income ....................................................       (5,035)        (4,723)
    Shares held in trust, 9,317 in 1997 and 9,186 in 1998..........................     (150,200)      (148,332)
    Accumulated deficit............................................................     (689,975)      (715,722)
                                                                                     -----------    -----------
           Total stockholders' equity..............................................       90,854         68,509
                                                                                     ===========    ===========
           Total liabilities and stockholders' equity..............................  $ 2,890,529    $ 2,914,191
                                                                                     ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                                MEDPARTNERS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         --------------------------
                                                                             1997          1998
                                                                         ------------- ------------
                                                                           (IN THOUSANDS, EXCEPT
                                                                             PER SHARE AMOUNTS)

  Net revenue.........................................................   $ 1,481,933    $ 1,743,097
  Operating expenses:
    Clinic expenses...................................................       747,045      1,029,551
    Non-clinic goods and services.....................................       555,818        586,107
    General and administrative expenses...............................        70,828         84,697
    Depreciation and amortization.....................................        26,610         28,647
    Net interest expense..............................................         9,781         25,977
    Terminated merger expenses........................................            --          8,445
    Restructuring expense.............................................            --         34,000
    (Gain) on sale of international operations........................            --        (20,141)
                                                                         -----------    -----------
  Income (loss) before income taxes...................................        71,851        (34,186)
  Income tax expense (benefit)........................................        27,454         (8,439)
                                                                         ===========    ===========
  Net income (loss)...................................................   $    44,397    $   (25,747)
                                                                         ===========    ===========

  Basic earnings (loss) per common share..............................   $      0.24    $     (0.14)
                                                                         ===========    ===========
  Diluted earnings (loss) per common share............................   $      0.24    $     (0.14)
                                                                         ===========    ===========

  Weighted average common shares outstanding..........................       183,666        188,610
  Dilutive effect of employee stock options...........................         3,490             --
                                                                         -----------    -----------
  Weighted average shares outstanding, assuming dilution..............       187,156        188,610
                                                                         ===========    ===========



See accompanying notes to unaudited consolidated financial statements.

                                MEDPARTNERS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ---------------------------
                                                                       1997             1998
                                                                    ---------         ---------
                                                                          (IN THOUSANDS)
Operating activities:
 Income (loss) from continuing operations ..................        $  44,397         $ (25,747)
 Adjustments for non-cash items:

  Depreciation and amortization ............................           26,610            28,647
  Provision for deferred tax expense (benefit) .............           23,451           (12,896)
  Restructuring expense ....................................               --            34,000
  Terminated merger expenses ...............................               --             8,445
  Gain on sale of international operations .................               --           (20,141)
  Other ....................................................              612               194
Changes in operating assets and liabilities,
  net of effects of  acquisitions ..........................          (47,213)          (68,255)
                                                                    ---------         ---------
    Net cash and cash equivalents provided
     (used) by continuing operations .......................           47,857           (55,753)
Investing activities:

 Net cash used to fund acquisitions ........................          (44,391)          (85,461)
 Cash paid for merger charges ..............................          (25,887)           (3,068)
 Purchase of property and equipment ........................          (18,703)          (25,568)
 Additions to intangibles, net of acquisitions .............           (5,256)           (1,971)
 Net proceeds from sale of international operations ........               --            33,314
 Proceeds from sale of property and equipment ..............               --             4,095
 Other .....................................................             (416)             (338)
                                                                    ---------         ---------
    Net cash and cash equivalents used in
     investing activities ..................................          (94,653)          (78,997)
Financing activities:
  Capital contributions ....................................           27,401             2,383
  Net borrowings under line of credit ......................          (29,400)          153,000
  Proceeds from debt .......................................           82,705               188
  Repayment of debt ........................................          (12,045)           (4,094)
  Other ....................................................               75               (56)
                                                                    ---------         ---------
    Net cash and cash equivalents provided
     by financing activities ...............................           68,736           151,421
Cash paid for restructuring expenses .......................               --           (24,552)
Cash used in discontinued operations .......................           (1,453)           (8,772)
                                                                    ---------         ---------
Net increase (decrease) in cash and cash equivalents .......           20,487           (16,653)
Cash and cash equivalents at beginning of period ...........          127,397           215,801
Beginning cash and cash equivalents of immaterial
 pooling of interests entities .............................              491                --
                                                                    ---------         ---------

Cash and cash equivalents at end of period .................        $ 148,375         $ 199,148
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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and footnote disclosures should be read in conjunction with the December 31, 1997 audited consolidated financials statements and the notes thereto.

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

         As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption had been reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

         During the first quarter of 1998 and 1997, total other comprehensive income was immaterial to the consolidated financial statements.

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

         The Emerging Issues Task Force ("EITF") issued guidance during 1997, EITF 97-2, on the consolidation of physician practice revenues. Under EITF 97-2, PPMs will be required to consolidate financial information of a physician practice where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The guidance continued in EITF 97-2 is effective for the Company's financial statements for the year ended December 31, 1998. The Company does not believe that the implementation of this guidance will have a material impact on its financial condition, results of operations or cash flows.

NOTE 3.  INCOME TAXES

         Significant variations exist in the customary relationship between income tax expense and pretax income. These variations exist primarily because of the differences in the basis of foreign subsidiaries that have been sold for income tax purposes.

NOTE 4.   ACQUISITIONS

         During the three months ended March 31, 1998, the Company's Contract Medical Services Division acquired two physician groups. The acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets based on the estimated fair values at the date of acquisition. Cash paid during the three months ended March 31, 1998 totaled $8.0 million related to these acquisitions. A total of $85.5 million in cash was paid during the three months ended March 31, 1998 primarily related to deferred payments for 1997 acquisitions and the $8.0 million for 1998 acquisitions. The most significant deferred payment for 1997 acquisitions was a $51.9 million payment for the acquisition of the Health Centers Division of Blue Cross Blue Shield of Massachusetts.

NOTE 5.  EARNINGS (LOSS) PER COMMON SHARE

         The earnings (loss) per common share outstanding computation is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. For the computation of diluted earnings (loss) per share, no incremental shares related to options are included for the period ended March 31, 1998, since the shares would be antidilutive.

NOTE 6.  SALE OF INTERNATIONAL OPERATIONS

         The Company, through Caremark, had established home care and other businesses in various international markets. The international operations are in the process of being sold. The home infusion operations in Germany, the Netherlands and Canada were sold to Fresenius A.G. during the first quarter of 1998. In addition, other international operations in Puerto Rico and Japan were sold to various parties during the first quarter of 1998.

The net gain on the sale of these operations totaled $20.1 million.

         The Company sold its remaining operations in the Netherlands subsequent to March 31, 1998 and expects to sell its remaining international operations, the home infusion operations in the U.K., during 1998.

NOTE 7.  TERMINATED MERGER AND RESTRUCTURING

         On October 1, 1997, the Company announced that it entered into an agreement to acquire America Service Group Inc. ("ASG") in a stock transaction valued at approximately $59 million. On February 26, 1998, it was announced that the merger agreement had been terminated by mutual consent of both parties and that a release and settlement agreement had been executed. Due to the exchange of confidential information, the settlement agreement contains non-competition and non-solicitation provisions and provides that certain expenses and costs be paid by the Company. Included in the pre-tax loss for the three months ended March 31, 1998 are terminated merger costs totaling $8.4 million. These costs primarily relate to the terminated merger with ASG.

         In addition, during the first quarter of 1998 the Company recorded a pre-tax restructuring charge of $34.0 million that primarily relates to $24.0 million in corporate severance costs and $10.0 million in costs associated with the closing of certain clinic operations.

NOTE 8.  CREDIT FACILITY

         On May 9, 1998 the Company obtained a commitment to restructure its current $1.0 billion revolving credit facility. The restructured facility is scheduled to be effective during the second quarter of 1998 and will be apportioned as follows:

      i. a one-year non-amortizing term loan in an aggregate principal amount of up to $300 million (the Company has an option to extend the term loan an additional two years as an amortizing term loan);

      ii. a three-year non-amortizing term loan in an aggregate principal amount of up to $300 million; and

      iii. a three-year revolving credit facility in an aggregate principal amount of up to $400 million.


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 9.   SUBSEQUENT EVENTS

     Effective April 1, 1998 the Company acquired the Tampa Bay Healthcare Group, P.A. Tampa Bay Healthcare Group has 16 physicians and four locations in the Hillsborough County area. The acquisition will be accounted for by the purchase method of accounting.

     Effective May 11, 1998, the Company acquired Mid-America Medical Group ("MAMG"). MAMG has 53 primary care physicians operating in 15 locations in DuPage and Cook Counties in Illinois. The MAMG clinics will be combined with the Company's Glen Ellyn/Wheaton Clinic operations.

NOTE 10. CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         MedPartners is one of the largest healthcare companies in the United States, with net revenue of approximately $1.7 billion for the three months ended March 31, 1998. The Company operates three separate business divisions:
Physician Practice Services, Pharmaceutical Services and Contract Medical Services. The Physician Practice Services Division is larger than any other physician practice management company ("PPM") in the United States, based on revenues in that business of approximately $3.0 billion for the year ended December 31, 1997 ($0.9 billion for the three months ended March 31, 1998). The Pharmaceutical Services Division operates one of the largest independent PBM and therapeutic pharmaceutical services programs in the United States, with revenues of approximately $0.6 billion for the three months ended March 31, 1998. The Contract Medical Services Division operates one of the largest hospital-based physician management services and one of the largest corrections and government services managed care businesses, with combined revenues of approximately $0.2 billion for the three months ended March 31, 1998.

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

         The Company's Pharmaceutical Services business includes prescription benefit management ("PBM") and other therapeutic pharmaceutical services. The PBM manages programs for plan sponsors throughout the United States, including corporations, insurance companies, unions, government employee groups and managed care organizations. The Company dispenses an average of 44,000 prescriptions daily through its three mail service pharmacies and manages patients' immediate prescription needs through a network of approximately 53,000 retail pharmacies. The Company's therapeutic pharmaceutical services are designed to meet the healthcare needs of individuals with certain chronic diseases or conditions. These services include the design, development and management of comprehensive programs comprising drug therapy, physician support and patient education. The Company currently provides therapies and services for individuals with such conditions as hemophilia, growth disorders, immune deficiencies, cystic fibrosis and multiple sclerosis. The Company is in the process of integrating pharmaceutical service programs with the PPM business by leveraging the existing pharmaceutical services core competencies in pharmacy management, purchasing, and disease state management.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

RESULTS OF OPERATIONS

         In June 1997, the Company combined with InPhyNet Medical Management, Inc. ("InPhyNet") in a transaction that was accounted for as a pooling of interests. The financial information referred to in this discussion reflects the combined operations of this entity and several other entities accounted for as additional poolings of interests. The following table sets forth the earnings summary by service area for the periods indicated. (Operating income (loss) represents earnings (loss) before interest and income taxes and excludes terminated merger expenses, restructuring expense and gains on sale of international operations):

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          1997               1998
                                                        ---------          ---------
                                                               (in thousands)
             Physician Practice Services
                 Net revenue                            $ 674,491          $ 886,231
                 Operating income (loss)                   38,944            (25,003)
                 Margin                                      5.77%             (2.82)%
             Pharmaceutical Services

                 Net revenue                            $ 591,879          $ 620,226
                 Operating income                          32,865             35,389
                 Margin                                      5.55%              5.71%

             Contract Medical Services
                 Net revenue                            $ 190,272          $ 211,898
                 Operating income                          16,831             14,119
                 Margin                                      8.85%              6.66%

             International
                 Net revenue                            $  25,291          $  24,742
                 Operating income (loss)                     (334)               122
                 Margin                                     (1.32)%             0.49%

             Corporate Services
                 Operating (loss)                       $  (6,674)         $ (10,532)
                 Percentage of total net revenue            (0.45)%            (0.60)%

Physician Practice Management Services

         The Company's PPM revenues have increased over the first quarter of 1997 primarily due to growth in prepaid enrollment, existing practice growth and new practice affiliations during the last three quarters of 1997 (primarily Talbert Medical Management Holdings Corporation, Aetna U.S. Healthcare's physician practice management business and the Health Centers Division of Blue Cross and Blue Shield of Massachusetts). The Company's PPM operations in the Western Region of the country function in a predominantly prepaid environment. The Company's PPM operations in the other regions of the country are in predominantly fee-for-service environments with limited but increasing managed care penetration. The following table sets forth the breakdown of net revenue for the PPM services area for the periods indicated:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                              -------------------------
                                                1997            1998
                                              --------        --------
             Prepaid healthcare ......        $416,715        $563,765
             Fee-for-service .........         253,986         322,466
             Other ...................           3,790              --
                                              --------        --------
             Net Revenue .............        $674,491        $886,231
                                              ========        ========

         From the first quarter of 1997 to the first quarter of 1998, prepaid revenues increased 35%. Approximately 78% of the increase in prepaid revenues relates to acquisitions made during the last three quarters of 1997 (primarily Talbert Medical Management Holdings Corporation and the Health Centers Division of Blue Cross and Blue Shield of Massachusetts). The remaining increase primarily relates to additional institutional risk assumed.

         During the fourth quarter of 1997, the PPM service area began the process of restructuring and reorganization which included practice disassociations, site closings, physician and staff reductions and systems standardization and conversions. As a part of the restructuring process, the West Coast operations were restructured into three regions: Southern California, Northwest (Idaho, Oregon, and Washington) and Southwest (Arizona, New Mexico, Oklahoma, Texas and Utah). Additionally, the Company moved to strengthen the financial capability of its West Coast operations, internalize its actuarial capabilities to enhance risk management functions and strengthen the managed care contracting process. This restructuring process has continued in the first quarter of 1998, resulting in a $10.0 million restructuring charge related to the closing of certain clinic operations.

         The operating loss for the first quarter of 1998 was $25.0 million, compared to operating income of $38.9 million for the same period of 1997. However, the first quarter 1998 operating loss is a substantial improvement from the fourth quarter 1997 operating loss of $281.2 million for the PPM division. The most significant component of the first quarter 1998 operating loss is attributable to the negative performance in the PPM's Southern California operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Pharmaceutical Services

         Pharmaceutical Services revenues continue their growth trend in the first quarter of 1998. This growth is entirely internal and has not been supplemented by acquisitions. Key factors contributing to this growth include higher PBM claim volume from high customer retention, penetration of retained customers, new contracts, drug cost inflation, and increased revenue in the multiple sclerosis and hemophilia therapy lines. The preponderance of Pharmaceutical Services revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. Revenues for selected types of services are earned based on a percentage of savings achieved or on a per-enrollee or per-member basis.

         Operating income growth in the first quarter of 1998 was 7.8%. Margins increased from 5.6% in the first quarter of 1997 to 5.7% in the first quarter of 1998. The operating margin increase in the first quarter of 1998 is due primarily to operational improvements and cost containment programs partially offset by higher drug acquisition costs and a shift toward lower margin products.

Contract Medical Services

         The Contract Medical Services Division includes Team Health, which manages one of the largest hospital-based physician groups in the country, and Government Services, one of the largest correctional and government services managed care delivery businesses. These groups produced combined contract medical services revenue of $211.9 million in the first quarter of 1998. Team Health organizes and manages physicians and other healthcare professionals engaged in the delivery of emergency, radiology and teleradiology services, hospital-based primary care and temporary staffing and support services to hospitals, clinics, managed care organizations and physician groups throughout the United States. Government Services provides similar services to medical facilities at correctional institutions and Department of Defense facilities. Operating income has decreased primarily due to the absorption by the division of certain overhead costs from InPhyNet corporate operations previously absorbed by the corporate division. Also contributing to the decrease are some unusually large utilizations of services and losses on a large new contract in correctional medical services ("Correctional Care"). It is anticipated that the losses on this contract will be reduced in future periods.

         Team Health. Team Health is currently affiliated with more than 2,300 physicians in 30 states. As of March 31, 1998, Team Health operates under 369 hospital-based contracts compared to 351 contracts at March 31, 1997. Team Health's net revenue has increased $13.6 million (8.5%) over the first quarter of 1997 as a result of the increase in contracts.

         Government Services. Government Services currently has 1,977 clinical employees, including 126 affiliated physicians working in 56 correctional facilities in 18 states with approximately 61,564 globally capitated lives, making the Company the nation's second largest provider of Correctional Care. The contracts with correctional facilities are concentrated mainly on the East Coast (from Florida to Vermont), the Midwest, Colorado and Nevada. Another 73 physicians work in 13 military facilities, covering 300,000 annual patient visits ("Military Services"). The revenues under the Correctional Care contracts are generally capitated while some of the Military Services contracts reimburse the Company on an hourly basis. Government Services revenue has increased $8.1 million (26.8%) over the first quarter of 1997, primarily as a result of Correctional Care contract growth. The Company obtained 12 contracts from March 31, 1997 through March 31, 1998, and increased globally capitated lives from 42,530 to 61,564 during the same period.

International

         The Company, through Caremark, had established home care and other businesses in various international markets. The international operations are in the process of being sold. The home infusion operations in Germany, the Netherlands and Canada were sold to Fresenius A.G. during the first quarter of 1998. In addition, other international

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

operations in Puerto Rico and Japan were sold to various parties during the first quarter of 1998. The net gain on the sale of these operations totaled $20.1 million.

         The Company sold its remaining operations in the Netherlands subsequent to March 31, 1998 and expects to sell its remaining international operations, the home infusion operations in the U.K., during the remainder of 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         For the three months ended March 31, 1998, net revenue was $1,743.1 million, compared to $1,481.9 million for the same period in 1997, an increase of 17.6%. The increase in net revenue primarily resulted from various increases in PPM, PBM and Contract Medical Services as discussed above.

         Net loss for the first quarter of 1998 was $25.7 million, as compared to net income of $44.4 million for the same period of 1997. Included in the net loss for the first quarter of 1998 are several one-time items. These items include $34.0 million of restructuring expenses, $8.4 million of terminated merger expenses and a gain on the sale of international operations of $20.1 million. Net loss from operations excluding these non-recurring items is $7.4 million. The restructuring expense of $34.0 million relate primarily to $24.0 million in corporate severance costs and $10.0 million in costs associated with the closing of certain clinic operations. The terminated merger expenses of $8.4 million relate primarily to the terminated merger with America Service Group Inc.

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

         There are various legal matters which, if materially adversely determined, could have a material adverse effect on the Company's operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company had working capital of $183.2 million, including cash and cash equivalents of $199.1 million. For the first three months of 1998, cash used by operations was $55.8 million compared to cash flows from operations of $47.9 million for the same period of 1997.

         For the three months ended March 31, 1998 and 1997, the Company invested cash of $85.5 million and $44.4 million, respectively, in acquisitions of the assets of physician practices, and $25.6 million and $18.7 million, respectively, in property and equipment. During the three months ended March 31, 1998 and 1997, the Company paid $3.1 and $25.9 million, respectively, in cash for terminated merger costs and merger costs. During the three months ended March 31, 1998, the Company paid $24.6 for restructuring expenses. These expenditures were primarily funded by net incremental

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

borrowings of $149.1 million for the three months ending March 31, 1998 and net incremental borrowings of $41.3 million and $27.4 million derived from capital contributions for the same period of 1997. Investments in property and equipment are anticipated to continue to be substantial uses of funds in future periods.

         On May 9, 1998 the Company obtained a commitment to restructure its current $1.0 billion revolving credit facility. The restructured credit facility is scheduled to be effective May 28, 1998 and will be apportioned as follows:

      i. a one-year non-amortizing term loan in an aggregate principal amount of up to $300 million (the Company has an option to extend the term loan an additional two years as an amortizing term loan);
      ii. a three-year non-amortizing term loan in an aggregate principal amount of up to $300 million; and
      iii. a three-year revolving credit facility in an aggregate principal amount of up to $400 million.

         The Company's long-term growth strategy requires substantial capital for the acquisition of PPM businesses and assets of physician practices, and for their effective integration, operation, and expansion. Affiliated physician practices may also require capital for renovation, expansion, and additional medical equipment and technology. The Company believes that its existing cash resources, the use of the Company's common stock for selected practice and other acquisitions, and available borrowings under the credit facility or any successor credit facility, will be sufficient to meet the Company's anticipated acquisition, expansion, and working capital needs for the next twelve months. The Company expects from time to time to raise additional capital through the issuance of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions, at such times as management deems appropriate and the market allows in order to meet the capital needs of the Company. There can be no assurance that acceptable financing for future acquisitions or for the integration and expansion of existing networks can be obtained. Any of such financings could result in increased interest and amortization expense, decreased income to fund future expansion and dilution of existing equity positions.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         The following table indicates all unregistered sales of the Company's Common Stock during the quarter ended March 31, 1998:

TRANSACTION                   PURPOSE         DATE                     # OF SHARES        MARKET VALUE
----------------------    ----------------    ------------------     ---------------   -----------------
IMHC Management, Inc.     Merger              January 2, 1998             4,148             $  95,000
Bay Area Primary Care     Acquisition         February 11, 1998          38,747             $ 428,639


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         The exhibits required by Regulation S-K are set forth in the following list.

         (10)-1 Retirement Agreement, dated January 16, 1998, between MedPartners, Inc. and Larry R. House.
         (10)-2   Letter Agreement, dated January 19, 1998, between
                  MedPartners, Inc. and Richard M. Scrushy.
         (10)-3   Letter Agreement, dated January 19, 1998, between
                  MedPartners, Inc. and Michael Martin.
         (10)-4 Employment Agreement, dated March 18, 1998, between MedPartners, Inc. and Edwin M. Crawford.
         (27)     Financial Data Schedule

(b)      Reports on Form 8-K

         The Company's Current Report on Form 8-K filed January 9, 1998 (relating to the termination of the PhyCor Merger Agreements; certain fourth quarter charges and estimates concerning fourth quarter earnings and 1998 operating results).

         The Company's Current Report on Form 8-K filed January 26, 1998 (reporting the filing of certain class action lawsuits filed against the Company).

No other Items of Part II are applicable to the Company for the period covered by this Quarterly Report on Form 10-Q.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedPartners, Inc.

By:  /s/ Harold O. Knight, Jr.
     --------------------------------------------------------------------------
     Harold O. Knight, Jr.   Dual capacity as duly authorized officer of the
                             Registrant and principal financial officer of the
                             Registrant

Date:  May 15, 1998