Form 10-Q
period 1998-06-30
MEDPARTNERS INC
filed 1998-08-14
CIK 1000736

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                                         Outstanding at August 7, 1998
        ---------------------------------------                       --------------------------------
                COMMON STOCK, PAR VALUE                                         198,746,088*
                    $.001 PER SHARE

---------------

*Includes 9,085,883 shares held in trust to be utilized in employee benefit plans.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     Statements in this document that are not historical facts are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and section 27A of the Securities Act of 1933 (the "Securities Act"). MedPartners, Inc. (the "Company") cautions readers that such "forward looking statements", including without limitation, those relating to the Company's future business prospects, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements". Such "forward looking statements" should therefore, be considered in light of the factors set forth in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results."

     The "forward looking statements" contained in this report are made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". Moreover, the Company, through its senior management, may from time to time make "forward looking statements" about matters described herein or other matters concerning the Company.

     The Company disclaims any intent or obligation to update "forward looking statements" to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                               MEDPARTNERS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I -- FINANCIAL INFORMATION
Item 1.    Financial Statements........................................     4
           Condensed Consolidated Balance Sheets -- December 31, 1997
           and June 30, 1998 (Unaudited)...............................     4
           Condensed Consolidated Statements of Operations
           (Unaudited) -- Three Months Ended June 30, 1997 and 1998....     5
           Condensed Consolidated Statements of Operations
           (Unaudited) -- Six Months Ended June 30, 1997 and 1998......     6
           Condensed Consolidated Statements of Cash Flows
           (Unaudited) -- Six Months Ended June 30, 1997 and 1998......     7
           Notes to Condensed Consolidated Financial Statements
           (Unaudited).................................................     8
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    11

PART II -- OTHER INFORMATION
Item 2.    Changes in Securities.......................................    15
Item 4.    Submission of Matters to a Vote of Security Holders.........    15
Item 6.    Exhibits and Reports on Form 8-K............................    15

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MEDPARTNERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------   ----------
                                                                   (IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................   $  215,801    $  122,947
  Accounts receivable, less allowances for bad debts of
    $204,249 and $203,763...................................      763,551       759,790
  Inventories...............................................      164,049       133,858
  Income tax receivable.....................................       10,446         1,099
  Deferred tax assets, net..................................       72,203        66,971
  Prepaid expenses and other current assets.................       86,991        60,666
                                                               ----------    ----------
          Total current assets..............................    1,313,041     1,145,331
Property and equipment, net.................................      530,033       536,247
Intangible assets, net......................................      731,586       827,174
Deferred tax assets, net....................................      175,619       216,464
Other assets................................................      140,250       132,599
                                                               ----------    ----------
          Total assets......................................   $2,890,529    $2,857,815
                                                               ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  340,106    $  293,693
  Accrued medical claims payable............................      208,937       216,359
  Other accrued expenses and liabilities....................      670,615       483,286
  Current portion of long-term debt.........................       17,636        22,517
                                                               ----------    ----------
          Total current liabilities.........................    1,237,294     1,015,855
Long-term debt, net of current portion......................    1,470,622     1,657,268
Other long-term liabilities.................................       91,759       131,840
Stockholders' equity:
  Common stock, $.001 par value; 400,000 shares
     authorized; issued -- 197,766 in 1997
     and 198,361 in 1998....................................          198           198
  Additional paid-in capital................................      937,233       945,019
  Notes receivable from stockholders........................       (1,367)       (1,282)
  Other comprehensive income................................       (5,035)       (4,542)
  Shares held in trust, 9,317 in 1997 and 9,114 in 1998.....     (150,200)     (147,173)
  Accumulated deficit.......................................     (689,975)     (739,368)
                                                               ----------    ----------
          Total stockholders' equity........................       90,854        52,852
                                                               ----------    ----------
          Total liabilities and stockholders' equity........   $2,890,529    $2,857,815
                                                               ==========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                               MEDPARTNERS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                THREE MONTHS ENDED JUNE 30,
                                                              --------------------------------
                                                                   1997              1998
                                                              --------------    --------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net revenue.................................................    $ 1,560,600       $ 1,752,686
Operating expenses:
  Clinic expenses...........................................        808,165         1,038,097
  Non-clinic goods and services.............................        565,720           589,976
  General and administrative expenses.......................         65,297            62,406
  Depreciation and amortization.............................         27,847            30,639
  Net interest expense......................................         12,549            28,738
  Merger expense............................................         59,434                --
  Restructuring expense.....................................             --            41,175
  Loss on sale of international operations..................             --             2,550
                                                                -----------       -----------
Income (loss) from continuing operations before income
  taxes.....................................................         21,588           (40,895)
Income tax expense (benefit)................................         19,540           (17,249)
                                                                -----------       -----------
Income (loss) from continuing operations....................          2,048           (23,646)
Loss from discontinued operations...........................        (75,434)               --
                                                                -----------       -----------
Net loss....................................................    $   (73,386)      $   (23,646)
                                                                ===========       ===========
Basic earnings (loss) per common share:
  Income (loss) from continuing operations..................    $      0.01       $     (0.12)
  Loss from discontinued operations.........................          (0.40)               --
                                                                -----------       -----------
  Net loss..................................................    $     (0.39)      $     (0.12)
                                                                ===========       ===========
Diluted earnings (loss) per common share:
  Income (loss) from continuing operations..................    $      0.01       $     (0.12)
  Loss from discontinued operations.........................          (0.40)               --
                                                                -----------       -----------
  Net loss..................................................    $     (0.39)      $     (0.12)
                                                                ===========       ===========
Weighted average common shares outstanding..................        187,427           189,245
Dilutive effect of employee stock options...................             --                --
                                                                -----------       -----------
Weighted average shares outstanding, assuming dilution......        187,427           189,245
                                                                ===========       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                               MEDPARTNERS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 1997          1998
                                                              -----------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                                 PER SHARE AMOUNTS)
Net revenue.................................................  $ 3,042,533   $ 3,495,783
Operating expenses:
  Clinic expenses...........................................    1,555,210     2,067,649
  Non-clinic goods and services.............................    1,121,538     1,176,083
  General and administrative expenses.......................      136,125       147,102
  Depreciation and amortization.............................       54,457        59,286
  Net interest expense......................................       22,330        54,715
  Merger expense............................................       59,434            --
  Terminated merger expenses................................           --         8,445
  Restructuring expense.....................................           --        75,175
  Gain on sale of international operations..................           --       (17,591)
                                                              -----------   -----------
Income (loss) from continuing operations before income
  taxes.....................................................       93,439       (75,081)
Income tax expense (benefit)................................       46,994       (25,688)
                                                              -----------   -----------
Income (loss) from continuing operations....................       46,445       (49,393)
Loss from discontinued operations...........................      (75,434)           --
                                                              -----------   -----------
Net loss....................................................  $   (28,989)  $   (49,393)
                                                              ===========   ===========
Basic earnings (loss) per common share:
  Income (loss) from continuing operations..................  $      0.25   $     (0.26)
  Loss from discontinued operations.........................        (0.40)           --
                                                              -----------   -----------
  Net loss..................................................  $     (0.15)  $     (0.26)
                                                              ===========   ===========
Diluted earnings (loss) per common share:
  Income (loss) from continuing operations..................  $      0.25   $     (0.26)
  Loss from discontinued operations.........................        (0.40)           --
                                                              -----------   -----------
  Net loss..................................................  $     (0.15)  $     (0.26)
                                                              ===========   ===========
Weighted average common shares outstanding..................      187,192       188,928
Dilutive effect of employee stock options...................           --            --
                                                              -----------   -----------
Weighted average shares outstanding, assuming dilution......      187,192       188,928
                                                              ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                               MEDPARTNERS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1997        1998
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Operating activities:
Income (loss) from continuing operations....................  $  46,445   $ (49,393)
Adjustments for non-cash items:
  Depreciation and amortization.............................     54,457      59,286
  Provision for deferred tax expense (benefit)..............     30,171     (42,115)
  Merger expense............................................     59,434          --
  Restructuring expense.....................................         --      75,175
  Terminated merger expenses................................         --       8,445
  Net gain on sales of international operations.............         --     (17,591)
  Other.....................................................        612         129
Changes in operating assets and liabilities, net of effects
  of acquisitions...........................................    (89,946)    (86,183)
                                                              ---------   ---------
          Net cash and cash equivalents provided by (used
            in) continuing operations.......................    101,173     (52,247)
Investing activities:
  Net cash used to fund acquisitions........................   (150,493)   (134,731)
  Cash paid for merger charges..............................    (61,252)     (6,223)
  Purchase of property and equipment........................    (37,373)    (61,813)
  Additions to intangibles, net of acquisitions.............     (9,226)     (3,433)
  Net proceeds from sales of international operations.......         --      34,388
  Proceeds from sales of property and equipment.............         --       7,245
  Other.....................................................     (3,928)     (2,250)
                                                              ---------   ---------
          Net cash and cash equivalents used in investing
            activities......................................   (262,272)   (166,817)
Financing activities:
  Capital contributions.....................................     39,498       2,832
  Net borrowings under line of credit.......................    170,000     212,000
  Proceeds from debt........................................      7,254         188
  Repayment of debt.........................................    (27,871)    (11,433)
  Financing costs...........................................         --     (15,299)
  Other.....................................................       (799)     (2,924)
                                                              ---------   ---------
          Net cash and cash equivalents provided by
            financing activities............................    188,082     185,364
Cash paid for restructuring expenses........................         --     (50,124)
Cash used in discontinued operations........................    (20,719)     (9,030)
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........      6,264     (92,854)
Cash and cash equivalents at beginning of period............    127,397     215,801
Beginning cash and cash equivalents of immaterial pooling of
  interests entities........................................        501          --
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 134,162   $ 122,947
                                                              =========   =========

See accompanying notes to unaudited condensed consolidated financial statements.

                               MEDPARTNERS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet of the company at December 31, 1997 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements and footnote disclosures should be read in conjunction with the December 31, 1997 audited consolidated financials statements and the notes thereto.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's consolidated net income or consolidated shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption had been reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     During the first six months of 1998 and 1997, total other comprehensive income was immaterial to the condensed consolidated financial statements.

     In June 1997, the FASB issued "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for the Company's financial statements for the year-ending December 31, 1998. The adoption of SFAS 131 will have no impact on the Company's results of operations or financial position.

     The Emerging Issues Task Force ("EITF") issued guidance during 1997, EITF 97-2, on the consolidation of physician practice revenues. Under EITF 97-2, PPMs will be required to consolidate financial information of a physician practice where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The guidance continued in EITF 97-2 is effective for the Company's financial statements for the year ending December 31, 1998. The Company does not believe that the implementation of this guidance will have a material impact on its financial condition or net income (loss).

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3. ACQUISITIONS

     During the six months ended June 30, 1998, the Company acquired three companies in the Contract Services Division and two physician groups in the Physician Practice Management Division. The acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to net assets acquired based on estimated fair values at the dates of acquisition. Cash paid during the six months ended June 30, 1998 totaled $21.7 million related to these acquisitions. Additionally $113.0 million in cash was paid during the six months ended June 30, 1998 related to payments for previously completed acquisitions, including a $51.9 million payment related to the 1997 acquisition of the Health Centers Division of Blue Cross Blue Shield of Massachusetts.

NOTE 4. EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. For the computation of diluted earnings (loss) per common share, no incremental shares related to options are included for the periods ended June 30, 1998, since including the shares would be antidilutive.

NOTE 5. SALE OF INTERNATIONAL OPERATIONS

     During the first quarter of 1998 the Company sold its international operations in Germany, the Netherlands, Canada, Puerto Rico and Japan. The PBM operations in the Netherlands were sold during the second quarter of 1998. The net gain on the sales of these operations totaled $17.6 million. The Company anticipates the sale of its remaining international operation, the home infusion unit in the U.K., during 1998.

NOTE 6. TERMINATED MERGER AND RESTRUCTURING

     On October 1, 1997, the Company announced that it entered into an agreement to acquire America Service Group Inc. ("ASG") in a stock transaction valued at approximately $59 million. On February 26, 1998, it was announced that the merger agreement had been terminated by mutual consent of both parties and that a release and settlement agreement had been executed. Due to the exchange of confidential information, the settlement agreement contains non-competition and non-solicitation provisions and provides that certain expenses and costs be paid by the Company. Accordingly the pre-tax loss for the six months ended June 30, 1998 includes costs totaling $8.4 million, primarily relating to the terminated merger with ASG.

     In addition, during the first six-months of 1998 the Company recorded a pre-tax restructuring charge of $75.2 million that primarily relates to severance costs, costs associated with the closing of certain clinic operations and real estate obligations for space no longer in use or scheduled to become vacant as a result of continuing consolidation activities.

NOTE 7. CREDIT FACILITY

     On June 9, 1998, the Company entered into an amendment and restatement of its $1.0 billion credit facility. The credit facility consists of the following:

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

     As of June 30, 1998, $738 million was outstanding under the credit facility. The credit facility contains affirmative and negative covenants which include requirements that the Company maintain certain financial

                          NOTES TO UNAUDITED CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ratios (including minimum fixed charge coverage ratio and maximum indebtedness to cash flow), maintain during 1998 a specified minimum level of EBITDA and establishes certain restrictions on investments, mergers and sales of assets. Additionally, the Company is required to obtain bank consent for any acquisitions with an aggregate purchase price in excess of $15 million. The credit facility is unsecured but provides a negative pledge on substantially all domestic assets of the Company. The credit facility is also guaranteed by substantially all of the Company's domestic subsidiaries.

NOTE 8. CONTINGENCIES

     On January 7, 1998, MedPartners issued a press release announcing the termination of its proposed merger with PhyCor, Inc. On that date, MedPartners also issued another press release announcing certain fourth quarter 1997 charges and negative earnings estimates. On January 8, 1998, there was a decline in the market prices for MedPartners' publicly traded securities. Since then, certain persons claiming to be stockholders of MedPartners have filed complaints in either state or federal court against MedPartners and certain officers and directors of MedPartners. Originally, there were two state court actions and 14 federal court actions, all filed in Birmingham, Alabama. In each of these lawsuits, the plaintiffs purport to represent a class and generally allege violations of the Securities Exchange Act of 1934, fraud and various state law claims in connection with the public disclosure by MedPartners of the termination of the PhyCor merger and the fourth quarter 1997 charges and earnings estimates. All of the federal court actions have been consolidated into one case and one state court action has been dismissed but is being appealed by the plaintiff's counsel. The remaining state court action was filed against MedPartners and certain of its officers and directors, purportedly on behalf of all persons who purchased MedPartners' Threshold Appreciation Price Securities(TM) in the offering occurring on or about September 16, 1997. Collectively, these complaints seek class certification, damages and interest, as well as costs and expenses. MedPartners' management believes that it and MedPartners have acted properly throughout and intends to defend each of these cases vigorously. All of these cases are in the most preliminary stages, and their ultimate resolution cannot be known at this time. Therefore, there can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on the operating results and financial condition of MedPartners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     MedPartners is a diversified healthcare management company which operates three separate business divisions: Physician Practice Management Services, Pharmaceutical Services and Contract Medical Services. The Physician Practice Management Services Division develops, consolidates and manages physician-based healthcare delivery systems, with $1.8 billion in revenues for the six months ended June 30, 1998. The Pharmaceutical Services Division provides pharmacy benefits management and therapeutic pharmaceutical services with revenues of $1.3 billion for the six months ended June 30, 1998. The Contract Medical Services Division provides hospital-based physician management services and medical services to correctional and certain other governmental institutions with revenues of $0.4 billion for the six months ended June 30, 1998.

     The Company's Physician Practice Management Services Division ("PPM") manages physician group practices under a range of affiliation models. These affiliations are carried out by the acquisition of PPM entities or practice assets or by affiliation on a contractual basis. Most of the Company's PPM revenue is derived from contracts covering 2.1 million lives with health maintenance organizations and other third-party payors that compensate the Company on a prepaid basis for professional, and in some cases, all medical services required by enrollees. The remainder of the PPM revenues are derived from long-term practice management agreements with affiliated physicians that provide for both the management of their practices by the Company and the clinical independence of the physicians.

     The Company's Pharmaceutical Services business includes prescription benefit management ("PBM") and other therapeutic pharmaceutical services. The PBM business manages prescription programs for corporations, insurance companies, unions, government employee groups and managed care organizations. The Company dispenses 44,000 prescriptions daily through its three mail service pharmacies and processes the dispensing of 108,000 prescriptions daily through a network of 53,000 retail pharmacies for its 15 million covered lives. The Company's therapeutic pharmaceutical services provides drug therapies and services for individuals with such conditions as hemophilia, growth disorders, immune deficiencies, cystic fibrosis and multiple sclerosis.

     The Contract Medical Services Division organizes and manages physicians and other healthcare professionals engaged in the delivery of emergency, radiology and primary care services. The Company provides these services to hospitals, clinics, managed care organizations, correctional facilities, Department of Defense facilities and government-affiliated physician groups. At June 30, 1998, the Contract Medical Services Division had 430 contracts in place.

RESULTS OF OPERATIONS

     Net revenue was $1,752.7 million and $3,495.8 million for the three and six months ended June 30, 1998, respectively, and $1,560.6 million and $3,042.5 million for the same periods of 1997. The increases in net revenue primarily resulted from various increases in PPM, PBM and Contract Medical Services as discussed below. Income (loss) from continuing operations for the second quarter of 1998 was ($23.6) million, compared to $2.0 million for the same period of 1997 and, ($49.4) million for the six months ended June 30, 1998, compared to $46.4 million for the same period of 1997.

     On June 23, 1998, the Company announced its intent to sell its Team Health operations, which is a significant portion of its Contract Medical Services Division. Proceeds from the sale of these operations would be used to reduce the outstanding debt of the Company. The Team Health operations represented $341.7 million of the Company's consolidated net revenue and $28.9 million of the Company's operating income for the six months ended June 30, 1998.

     The company recorded pre-tax restructuring charges of $41.2 million and $75.2 million for the three and six months ended June 30, 1998, respectively. Such charges relate to severance costs, costs associated with the closing of certain clinic operations and real estate obligations for space no longer in use or scheduled to become vacant. The Company expects that it may incur additional restructuring charges in future periods as a result of continuing consolidation activities. Subsequent to June 30, 1998, the Company has divested of certain PPM operations, and may divest of other PPM businesses in future periods.

     Net interest expense increased $16.2 million and $32.4 million for the three and six months ended June 30, 1998, respectively, over the same periods in the previous year. The increase was the result of increased borrowings and interest rates under the credit facility and the issuance of the senior subordinated notes in September, 1997.

     The following table sets forth the earnings summary by division for the periods indicated. (Operating income (loss) represents earnings (loss) before interest and income taxes and excludes merger expense, terminated merger expense, restructuring expense and gain (loss) on sale of international operations):

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                           JUNE 30,                  JUNE 30,
                                     ---------------------   -------------------------
                                       1997        1998         1997          1998
                                     ---------   ---------   -----------   -----------
                                        (IN THOUSANDS)            (IN THOUSANDS)
Physician Practice Management
  Services
  Net revenue......................  $ 728,819   $ 895,016   $ 1,403,310   $ 1,781,247
  Operating income (loss)..........     45,927     (13,069)       84,871       (38,072)
  Margin...........................       6.30%      (1.46%)        6.05%        (2.14%)
Pharmaceutical Services
  Net revenue......................  $ 599,705   $ 639,456   $ 1,191,584   $ 1,259,682
  Operating income.................     35,644      37,641        68,509        73,030
  Margin...........................       5.94%       5.89%         5.75%         5.80%
Contract Medical Services
  Net revenue......................  $ 204,051   $ 205,944   $   394,323   $   417,842
  Operating income.................     16,675      16,723        33,506        30,842
  Margin...........................       8.17%       8.12%         8.50%         7.38%
International
  Net revenue......................  $  28,025   $  12,270   $    53,316   $    37,012
  Operating income.................      1,389         370         1,055           492
  Margin...........................       4.96%       3.02%         1.98%         1.33%

  Physician Practice Management Services

     The Company's PPM revenues increased over the three and six months ended June 30, 1997 by 22.8% and 26.9%, respectively, primarily due to growth in prepaid enrollment and acquisitions during the last three quarters of 1997 (primarily Talbert Medical Management Holdings Corporation, Aetna U.S. Healthcare's physician practice management business and the Health Centers Division of Blue Cross and Blue Shield of Massachusetts). The Company's PPM operations in the Western Region of the country function in a predominantly prepaid environment. The Company's PPM operations in the other regions of the country are in predominantly fee-for-service environments with limited but increasing managed care penetration. The following table sets forth the breakdown of net revenue for the PPM division for the periods indicated:

                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                             JUNE 30,                 JUNE 30,
                                       ---------------------   -----------------------
                                         1997        1998         1997         1998
                                       ---------   ---------   ----------   ----------
                                          (IN THOUSANDS)           (IN THOUSANDS)
Prepaid healthcare...................  $ 450,726   $ 614,770   $  867,441   $1,212,696
Fee-for-service......................    272,232     278,693      526,218      566,327
Other................................      5,861       1,553        9,651        2,224
                                       ---------   ---------   ----------   ----------
Net Revenue..........................  $ 728,819   $ 895,016   $1,403,310   $1,781,247
                                       =========   =========   ==========   ==========

     Prepaid revenues increased 40% from the first six months of 1997 to the first six months of 1998, and 36.4% from the second quarter of 1997 to the second quarter of 1998. Approximately 68% of the increase in prepaid revenues relates to acquisitions made during the last three quarters of 1997. The remaining increase primarily relates to additional institutional risk assumed.

     The operating loss for the second quarter of 1998 was $13.1 million, compared to operating income of $45.9 million for the same period of 1997. For the first six months of 1998, the operating loss was $38.1 million compared to operating income of $84.9 million for the same period of 1997. However, the second quarter 1998 operating loss for the PPM division is a substantial improvement from the fourth quarter 1997 operating loss of $281.2 million. The most significant component of the second quarter 1998 operating loss is attributable to the negative performance in the PPM's Southern California operations. The Company has replaced management in its Southern California operations and is undertaking consolidation and restructuring activities which it anticipates will improve financial results.

  Pharmaceutical Services

     Pharmaceutical Services revenues grew approximately 6% for both the three months and six months ended June 30, 1998. Key factors contributing to this growth include new contracts, drug cost inflation, and increased revenue in the multiple sclerosis and hemophilia therapy lines. The majority of Pharmaceutical Services revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. The remainder of revenues are earned based on a percentage of savings achieved or on a per-enrollee or per-member basis.

     Margins for Pharmaceutical Services remained constant at 5.9% from the second quarter of 1997 to the second quarter of 1998 and at 5.8% for the first six months of 1998 and 1997.

  Contract Medical Services

     Contract Medical Services operating income decreased by 8.0% from the six-months ended June 30, 1997, to June 30, 1998, primarily due to the absorption by the division of certain overhead costs from InPhyNet corporate operations previously absorbed by the corporate division. Also contributing to the decrease are some unusually large utilizations of services and losses on a large new contract in correctional medical services. It is anticipated that the losses on this contract will be reduced in future periods.

     Contract Medical Services net revenue increased $1.9 million (1%) over the second quarter of 1997 and $23.5 million (6%) over the first six months of 1997. The increase in revenue for Contract Services is due to three new acquisitions in the Team Health division and the increase in contracts in the Correctional Care division.

  International

     During the first quarter of 1998, the Company sold its international operations in Germany, the Netherlands, Canada, Puerto Rico and Japan. The PBM operations in the Netherlands were sold in the second quarter of 1998. The net gain on the sales of these operations totaled $17.6 million. The Company anticipates the sale of its remaining international operations, the home infusion operations in the U.K., during the remainder of 1998.

  Other

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The healthcare industry in general and the business engaged in by the Company in particular are in a state of significant flux. This, together with the circumstance that the Company has a relatively short operating history in an industry that also is relatively young makes the Company particularly susceptible to various factors that may affect future results. The future operating results and financial condition of the Company are dependent on the Company's ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. The future operating results and financial condition of the Company may be affected by a number of additional factors, including: (1) the Company's growth strategy, which involves the ability to raise the capital required to support growth, competition for expansion opportunities, integration risks and dependence on HMO enrollee growth and rate increases; (2) management of healthcare costs, utilization of medical services and capitation levels; (3) exposure to professional liability; and (4) pharmacy licensing, healthcare reform and government regulation. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

     There are various legal matters which, if adversely determined, could have a material adverse effect on the Company's operating results and financial condition. See Note 10 to the unaudited consolidated financial statements and
Item 3. of the Company's Annual Report filed on Form 10K for the fiscal year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had working capital of $129.5 million, including cash and cash equivalents of $122.9 million. For the first six months of 1998, cash used by operations was $52.2 million compared to cash flows from operations of $101.2 million for the same period of 1997.

     For the six months ended June 30, 1998 and 1997, the Company invested cash of $134.7 million and $150.5 million, respectively, in acquisitions of the assets of physician practices and PPM entities, and $61.8 million and $37.4 million, respectively, in property and equipment. During the six months ended June 30, 1998 and 1997, the Company paid $6.2 and $61.3 million, respectively, in cash for terminated merger costs and merger costs. During the six months ended June 30, 1998, the Company paid $50.1 for restructuring expenses and $15.3 for financing costs. These expenditures were primarily funded by increased borrowings under the Company's credit facility, and, in 1997, $39.5 million derived from capital contributions. Investments in property and equipment and payments related to restructuring expenses are anticipated to continue to be substantial uses of funds in future periods.

     On June 9, 1998, the Company entered into an amendment and restatement of its $1.0 billion credit facility. The credit facility consists of the following:

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

     As of June 30, 1998, there was $738 million outstanding under the credit facility. See Note 8 to the unaudited consolidated financial statements for a description of certain other terms of the credit facility. The Company expects that future capital requirements will relate primarily to the replacement of property and equipment, expansion of existing operations and payments related to restructuring expenses. The Company believes that its existing cash resources and available borrowings under the credit facility will be sufficient to meet the Company's anticipated capital needs for the next twelve months.

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     During the quarter ended June 30, 1998 the Company conducted one unregistered sale of its Common Stock. On May 11, 1998, 714,703 shares, having a market value of $7.4 million were issued to Mid-America Medical Group, S.C. for the purpose of completing an acquisition of said group. The Company relied on
Section 4(2) of the Securities Act of 1933 as an exemption for registration of these shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders, held on June 16, 1998, four directors were reelected to serve three-year terms expiring at the 2001 annual meeting. Voting with respect to each such director was as follows:

          1. Roger L. Headrick -- votes cast for, 171,361,202; shares voting to withhold authority, 8,095,644.

          2. John S. McDonald -- votes cast for, 170,073,538; shares voting to withhold authority, 9,383,308.

          3. Michael D. Martin -- votes cast for, 171,380,388; shares voting to withhold authority, 8,076,458.

          4. Charles W. Newhall III -- votes cast for, 171,381,141; shares voting to withhold authority, 8,075,705.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     The exhibits required by Regulation S-K are set forth in the following list.

   (10)-1    --    $1 billion Amended and Restated Credit Agreement dated as of
                   June 9, 1998, among the Registrant, as borrower, the initial lenders, the syndication agents and the arranger.
       27    --    Financial Data Schedule (for SEC use only)

  (b) Reports on Form 8-K

     There were no reports on Form 8-K filed for the quarter ended June 30, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MedPartners, Inc.

                                          By:  /s/ JAMES H. DICKERSON, JR.
                                             -----------------------------------
                                                  James H. Dickerson, Jr.,
                                                  Executive Vice President
                                                and Chief Financial Officer

                                          By:     /s/ HOWARD A. MCLURE
                                             -----------------------------------
                                                     Howard A. McLure,
                                                   Senior Vice President
                                                and Chief Accounting Officer

Date: August 14, 1998