Form 10-Q
period 1998-09-30
MEDPARTNERS INC
filed 1998-11-16
CIK 1000736

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                            Outstanding at November 6, 1998
-----------------------                  -------------------------------
COMMON STOCK, PAR VALUE                             199,026,769*
 $.001 PER SHARE

* Includes 8,675,899 shares held in trust to be utilized in employee benefit plans.

                           FORWARD LOOKING STATEMENTS

         Statements in this document that are not historical facts are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and section 27A of the Securities Act of 1933 ( the "Securities Act"). MedPartners, Inc. (the "Company") cautions readers that such "forward looking statements", including without limitation, those relating to the Company's future business prospects, announced asset sales, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements". Such "forward looking statements" should therefore, be considered in light of the factors set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results and Financial Condition."

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

                                MEDPARTNERS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         December 31, 1997 and September 30, 1998 (Unaudited).................................          4

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months Ended September 30, 1997 and 1998.......................................          5

         Condensed Consolidated Statements of Operations (Unaudited) -
         Nine Months Ended September 30, 1997 and 1998........................................          6

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Nine Months Ended September 30, 1997 and 1998........................................          7

         Notes to Condensed Consolidated Financial Statements (Unaudited).                              8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................................         11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............................         16

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................................         17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                MEDPARTNERS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                   DECEMBER 31,      SEPTEMBER 30,
                                                                                       1997              1998
                                                                                   ------------      -------------
                                                                                           (IN THOUSANDS)
                                                 ASSETS
Current assets:
  Cash and cash equivalents .................................................      $   215,801       $   142,026
  Accounts receivable, less allowances for bad debts of $204,249 and $192,104          763,551           739,392
  Inventories ...............................................................          164,049           140,166
  Income tax receivable .....................................................           10,446             6,764
  Deferred tax assets, net ..................................................           72,203            68,632
  Prepaid expenses and other current assets .................................           86,991            78,366
                                                                                   -----------       -----------
         Total current assets ...............................................        1,313,041         1,175,346
Property and equipment, net .................................................          530,033           548,011
Intangible assets, net ......................................................          731,586           818,946
Deferred tax assets, net ....................................................          175,619           198,113
Other assets ................................................................          140,250           135,388
                                                                                   -----------       -----------
         Total assets .......................................................      $ 2,890,529       $ 2,875,804
                                                                                   ===========       ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................................      $   340,106       $   269,088
  Accrued medical claims payable ............................................          208,937           216,513
  Other accrued expenses and liabilities ....................................          670,615           450,563
  Current portion of long-term debt .........................................           17,636             7,736
                                                                                   -----------       -----------
         Total current liabilities ..........................................        1,237,294           943,900

Long-term debt, net of current portion ......................................        1,470,622         1,743,490
Other long-term liabilities .................................................           91,759           127,998

Stockholders' equity:
  Common stock, $.001 par value; 400,000 shares
    authorized; issued -- 197,766 in 1997
    and 198,697 in 1998 .....................................................              198               199
  Additional paid-in capital ................................................          937,233           944,791
  Notes receivable from stockholders ........................................           (1,367)           (1,170)
  Other comprehensive income ................................................           (5,035)           (5,035)
  Shares held in trust, 9,317 in 1997 and 8,931 in 1998 .....................         (150,200)         (146,724)
  Accumulated deficit .......................................................         (689,975)         (731,645)
                                                                                   -----------       -----------
         Total stockholders' equity .........................................           90,854            60,416
                                                                                   -----------       -----------
         Total liabilities and stockholders' equity .........................      $ 2,890,529       $ 2,875,804
                                                                                   ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                                MEDPARTNERS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       1997              1998
                                                                                   -----------------------------
                                                                                        (IN THOUSANDS, EXCEPT
                                                                                          PER SHARE AMOUNTS)

Net revenue .................................................................      $ 1,614,062       $ 1,739,189
Operating expenses:
  Clinic expenses ...........................................................          889,165           998,842
  Non-clinic goods and services .............................................          548,140           602,390
  General and administrative expenses .......................................           45,423            63,297
  Depreciation and amortization .............................................           29,414            35,084
  Net interest expense ......................................................           13,969            25,673
  Gain on sale of operations ................................................               --            (1,437)
                                                                                   -----------       -----------
Income from continuing operations before income taxes .......................           87,951            15,340
Income tax expense ..........................................................           33,509             7,617
                                                                                   -----------       -----------
Income from continuing operations ...........................................           54,442             7,723
Loss from discontinued operations ...........................................           (5,273)               --
                                                                                   -----------       -----------
Net income ..................................................................      $    49,169       $     7,723
                                                                                   ===========       ===========

Basic earnings per common share:
  Income from continuing operations .........................................      $      0.29       $      0.04
  Loss from discontinued operations .........................................            (0.03)               --
                                                                                   -----------       -----------
  Net income ................................................................      $      0.26       $      0.04
                                                                                   ===========       ===========
Diluted earnings per common share:
  Income from continuing operations .........................................      $      0.29       $      0.04
  Loss from discontinued operations .........................................            (0.03)               --
                                                                                   -----------       -----------
  Net income ................................................................      $      0.26       $      0.04
                                                                                   ===========       ===========

Weighted average common shares outstanding ..................................          186,691           189,585
Dilutive effect of employee stock options ...................................            3,691                74
                                                                                   -----------       -----------
Weighted average shares outstanding, assuming dilution ......................          190,382           189,659
                                                                                   ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                                MEDPARTNERS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       1997              1998
                                                                                   ------------     ------------
                                                                                        (IN THOUSANDS, EXCEPT
                                                                                         PER SHARE AMOUNTS)

Net revenue .................................................................      $ 4,642,595       $ 5,234,972
Operating expenses:
  Clinic expenses ...........................................................        2,480,939         3,066,490
  Non-clinic goods and services .............................................        1,669,678         1,778,473
  General and administrative expenses .......................................          130,984           210,400
  Depreciation and amortization .............................................           83,871            94,370
  Net interest expense ......................................................           36,299            80,388
  Merger expense ............................................................           59,434                --
  Terminated merger expenses ................................................               --             8,445
  Restructuring expense .....................................................               --            75,175
  Gain on sale of operations ................................................               --           (19,028)
                                                                                   -----------       -----------
Income (loss) from continuing operations before income taxes ................          181,390           (59,741)
Income tax expense (benefit) ................................................           80,503           (18,071)
                                                                                   -----------       -----------
Income (loss) from continuing operations ....................................          100,887           (41,670)
Loss from discontinued operations ...........................................          (80,707)               --
                                                                                   -----------       -----------
Net income (loss) ...........................................................      $    20,180       $   (41,670)
                                                                                   ===========       ===========

Basic earnings (loss) per common share:
  Income (loss) from continuing operations ..................................      $      0.54       $     (0.22)
  Loss from discontinued operations .........................................            (0.43)               --
                                                                                   -----------       -----------
  Net income (loss) .........................................................      $      0.11       $     (0.22)
                                                                                   ===========       ===========
Diluted earnings (loss) per common share:
  Income (loss) from continuing operations ..................................      $      0.53       $     (0.22)
  Loss from discontinued operations .........................................            (0.42)               --
                                                                                   -----------       -----------
  Net income (loss) .........................................................             0.11       $     (0.22)
                                                                                   ===========       ===========

Weighted average common shares outstanding ..................................          185,300           189,083
Dilutive effect of employee stock options ...................................            3,340                --
                                                                                   -----------       -----------
Weighted average shares outstanding, assuming dilution ......................          188,640           189,083
                                                                                   ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                                MEDPARTNERS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                      1997              1998
                                                                                   ----------       ------------
                                                                                           (IN THOUSANDS)

Operating activities:
 Income (loss) from continuing operations ...................................      $   100,887       $   (41,670)
 Adjustments for non-cash items:
  Depreciation and amortization .............................................           83,871            94,370
  Provision for deferred taxes...............................................           25,836           (37,764)
  Merger expense ............................................................           59,434                --
  Restructuring expense .....................................................               --            75,175
  Terminated merger expenses ................................................               --             8,445
  Net gain on sales of operations ...........................................               --           (19,028)
  Other .....................................................................              613              (850)
Changes in operating assets and liabilities,
  net of effects of  acquisitions ...........................................         (116,559)         (128,973)
                                                                                   -----------       -----------
    Net cash and cash equivalents provided by
     (used in) continuing operations ........................................          154,082           (50,295)
Investing activities:
 Net cash used to fund acquisitions .........................................         (327,486)         (140,079)
 Cash paid for merger and terminated merger charges .........................         (116,998)           (9,920)
 Purchase of property and equipment .........................................          (67,077)         (114,064)
 Additions to intangibles, net of acquisitions ..............................          (13,630)           (3,656)
 Net proceeds from sales of operations ......................................               --            69,102
 Proceeds from sales of property and equipment ..............................               --             8,523
 Other ......................................................................            2,813              (933)
                                                                                   -----------       -----------
    Net cash and cash equivalents used in investing activities ..............         (522,378)         (191,027)
Financing activities:
  Capital contributions .....................................................           46,894             3,048
  Net borrowings under line of credit .......................................           60,000           292,251
  Proceeds from senior subordinated notes offering ..........................          420,000                --
  Proceeds from other debt ..................................................           53,946               188
  Repayment of debt .........................................................          (34,594)          (20,242)
  Financing costs ...........................................................           (2,395)          (15,299)
  Other .....................................................................              249              (576)
                                                                                   -----------       -----------
    Net cash and cash equivalents provided by financing activities ..........          544,100           259,370

Cash paid for restructuring expenses ........................................               --           (81,707)
Cash used in discontinued operations ........................................          (67,977)          (10,116)
                                                                                   -----------       -----------
Net increase (decrease) in cash and cash equivalents ........................          107,827           (73,775)
Cash and cash equivalents at beginning of period ............................          127,397           215,801
Beginning cash and cash equivalents of immaterial
 pooling of interests entities ..............................................              501                --
                                                                                   -----------       -----------

Cash and cash equivalents at end of period ..................................      $   235,725       $   142,026
                                                                                   ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                                MEDPARTNERS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


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

         The Company has historically amortized the goodwill related to its practice management agreements over the terms of the agreements, generally 20 to 40 years. Effective July 1, 1998, the Company adopted a maximum of 25 years as the useful life for amortization of its intangible assets, including those acquired in prior years. Had this policy been in place in 1997, amortization expense would have increased by approximately $1.7 million for the quarter ended September 30, 1997 and $5.1 million for the nine months ended September 30, 1997. The effect on diluted earnings per share, using the Company's historical effective tax rate, would have been $0.01 and $0.02 for the three and nine month periods ended September 30, 1997 respectively. On the same basis, amortization expense would have increased by $4.2 million for the first six months of 1998, resulting in a decrease in earnings per share of $0.01.

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

         As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's consolidated net income or consolidated stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption had been reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

         During the first nine months of 1998 and 1997, total other comprehensive income was immaterial to the condensed consolidated financial statements.

         In June 1997, the FASB issued "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for the Company's financial statements for the year ending December 31, 1998. The adoption of SFAS 131 will have no impact on the Company's results of operations or financial position.

         The Emerging Issues Task Force ("EITF") issued guidance during 1997, EITF 97-2, on the consolidation of physician practice revenues. Under EITF 97-2, Physician Practice Management Companies will be required to consolidate financial information of a physician practice where the company acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the company does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The guidance contained in EITF 97-2 is effective for the Company's financial statements for the year ending December 31, 1998. The Company does not believe that the implementation of this guidance will have a material impact on its financial condition or results of operations.

NOTE 3.   ACQUISITIONS

         During the nine months ended September 30, 1998, the Company acquired four companies in the Contract Services Division and two physician groups in the Physician Practice Management Division. The acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to net assets acquired based on estimated fair values at

                               NOTES TO CONDENSED
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

the dates of acquisition. Cash paid during the nine months ended September 30, 1998 totaled $27.0 million related to these acquisitions. Additionally $113.1 million in cash was paid during the nine months ended September 30, 1998 related to payments for previously completed acquisitions, including a $51.9 million payment related to the 1997 acquisition of the Health Centers Division of Blue Cross Blue Shield of Massachusetts.

NOTE 4.  EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. For the computation of diluted earnings (loss) per common share, no incremental shares related to options are included for the nine months ended September 30, 1998, since including the shares would be antidilutive.

NOTE 5.  SALES OF OPERATIONS

         During the first quarter of 1998, the Company sold its international operations in Germany, the Netherlands, Canada, Puerto Rico and Japan. The pharmacy benefits management ("PBM") operations in the Netherlands were sold during the second quarter of 1998. The remaining international operation, the home infusion unit in the United Kingdom, was sold during the third quarter of 1998. In addition, the Company also sold certain of its physician practice management ("PPM") operations in Utah, New Mexico, Arizona and California. The net pretax gain on sales of operations were $19.0 million for the nine months ended September 30, 1998.

NOTE 6.  TERMINATED MERGER AND RESTRUCTURING

         On October 1, 1997, the Company announced that it entered into an agreement to acquire America Service Group Inc. ("ASG") in a stock transaction valued at approximately $59 million. On February 26, 1998, it was announced that the merger agreement had been terminated by mutual consent of both parties and that a release and settlement agreement had been executed. Due to the exchange of confidential information, the settlement agreement contains non-competition and non-solicitation provisions and provides that certain expenses and costs be paid by the Company. Accordingly, the pre-tax loss for the nine months ended September 30, 1998 includes costs totaling $8.4 million, primarily relating to the terminated merger with ASG.

         In addition, during the first nine-months of 1998 the Company recorded a pre-tax restructuring charge of $75.2 million that primarily relates to severance costs, costs associated with the closing of certain clinic operations and real estate obligations for space no longer in use or scheduled to become vacant as a result of continuing consolidation activities.

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

         As of September 30, 1998, $816.8 million was outstanding under the credit facility. In addition, the Company had $53.9 million in letters of credit outstanding under its credit facility as of September 30, 1998. The credit facility contains affirmative and negative covenants which include requirements that the Company maintain certain financial ratios (including minimum fixed charge coverage ratio and maximum indebtedness to cash flow), maintain during 1998 a specified minimum level of EBITDA and establishes certain restrictions on investments, mergers and sales of assets. Additionally, the Company is required to obtain bank consent for any

                               NOTES TO CONDENSED
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

NOTE 9. SUBSEQUENT EVENTS

On November 11, 1998 the Company announced that its Caremark division, which includes its PBM and the therapeutic services businesses, will become its core operating unit. The Company will divest its PPM operations, either by sale, spinout to stockholders, or some combination thereof, in a process which management believes will be completed within the next twelve months. The Company is in negotiations with its bank group in order to restructure its credit facility to reflect its new strategic direction. The Company currently anticipates applying discontinued operations accounting treatment for the PPM operations.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

GENERAL

          MedPartners is a diversified healthcare management company which currently operates three separate business divisions: Pharmaceutical Services, Physician Practice Management Services and Contract Medical Services. The Pharmaceutical Services Division provides pharmacy benefits management and therapeutic pharmaceutical services, with revenues of $1.9 billion for the nine months ended September 30, 1998. The Physician Practice Management Services Division develops, consolidates and manages physician-based healthcare delivery systems, with $2.6 billion in revenues for the nine months ended September 30, 1998. The Contract Medical Services Division provides hospital-based physician management services and provides medical services to correctional and certain other governmental institutions, with revenues of $0.6 billion for the nine months ended September 30, 1998.

         On June 23, 1998, the Company announced its intent to sell its Team Health operations, which is a significant portion of its Contract Medical Services Division. On September 25, 1998, the Company announced its intent to sell its Government Services Unit, the remainder of its Contract Medical Services Division. Proceeds from the sale of these operations would be used to reduce the outstanding debt of the Company. The Contract Medical Services Division represented $0.6 billion of the Company's consolidated net revenue and $47.8 million of the Company's operating income for the nine months ended September 30, 1998.

         On November 11, 1998, the Company announced its intent to divest its PPM operations either by sale, spinout to stockholders, or some combination thereof. Proceeds from the sale of these operations would be used to reduce the outstanding debt of the Company. The PPM represented $2.6 billion of the Company's consolidated net revenue and had an operating loss of $48.7 million for the nine months ended September 30, 1998.

         The Company currently anticipates applying discontinued operations accounting for the PPM operations. Additionally, should the Company determine that the Team Health and Government Services units will be sold, discontinued operations treatment may be applied to the Contract Services Division. Net revenue and operating income for the divisions are set forth in the table below, and net revenue and results of operations for those divisions to which discontinued operations accounting is applied would be removed from the Company's revenue and operating income from continuing operations. In addition, the Company anticipates that discontinued operations will include allocations of corporate overhead and interest expense.

         The Company's Pharmaceutical Services division includes the prescription benefit management ("PBM") and therapeutic services businesses. The PBM manages prescription programs for corporations, insurance companies, unions, government employee groups and managed care organizations. The PBM through its network of 53,000 retail pharmacies and its mail-order distribution centers filled over 32 million prescriptions in the first nine months of 1998. The therapeutic services business provides drug therapies and services for patients with chronic high cost, low incidence conditions such as hemophilia, growth disorders, immune deficiencies, cystic fibrosis and multiple sclerosis.

         The Company's PPM division manages physician group practices under a range of affiliation models. These affiliations are carried out by the acquisition of PPM entities or practice assets or by affiliation on a contractual basis. Most of the Company's PPM revenue is derived from contracts covering 2.0 million lives with health maintenance organizations and other third-party payors that compensate the Company on a prepaid basis for professional, and in some cases, all medical services required by enrollees. The remainder of the PPM revenues are derived from long-term practice management agreements with affiliated physicians that provide for both the management of their practices by the Company and the clinical independence of the physicians.

         The Contract Medical Services Division organizes and manages physicians and other healthcare professionals engaged in the delivery of emergency, radiology and primary care services. The Company provides these services to hospitals, clinics, managed care organizations, correctional facilities, Department of Defense facilities and government-affiliated physician groups. At September 30, 1998, the Contract Medical Services Division had 450 contracts in place.

RESULTS OF OPERATIONS

         Net revenue was $1.739 billion and $5.235 billion for the three and nine months ended September 30, 1998, respectively, and $1.614 billion and $4.643 billion for the same periods of 1997. The increases in net revenue primarily resulted from various increases in PPM, PBM and Contract Medical Services as discussed below. Net income (loss) for the third quarter of 1998 was $7.7 million, compared to $49.2 million for the same period of 1997, and $(41.7) million for the nine months ended September 30, 1998, compared to $20.2 million for the same period of 1997.

         The Company recorded pre-tax restructuring charges of $75.2 million for the nine months ended September 30, 1998. Such charges relate to severance costs, costs associated with the closing of certain clinic operations and real estate obligations for space no longer in use or scheduled to become vacant.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)

         Net interest expense increased $11.7 million and $44.1 million for the three and nine months ended September 30, 1998, respectively, over the same periods in the previous year. The increase was the result of increased borrowings and interest rates under the credit facility and the issuance of the $420 million senior subordinated notes in September, 1997.

         The following table sets forth the earnings summary by division for the periods indicated. (Operating income (loss) represents earnings (loss) before interest and income taxes and excludes merger expenses, terminated merger expense, restructuring expense and gain on sales of operations):

                                          THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                            SEPTEMBER 30,                                      SEPTEMBER 30,
                                  1997        1998                               1997           1998
                                -------------------------------------------------------------------------------------
                                 Total       Total        % Change               Total          Total        % Change
                                --------    -------      ----------            ---------     -----------    ---------
Physician Practice
Management Services
   Net revenue                  $777,865     $ 852,493       9.6%             $ 2,181,175    $ 2,633,741       20.7%
   Operating income (loss)        45,349       (10,621)   (123.4)%                130,220        (48,693)    (137.4)%
   Margin                           5.83%        (1.25)%                             5.97%         (1.85)%

Pharmaceutical Services
   Net revenue                  $578,040     $ 660,608      14.3%             $ 1,769,624    $ 1,920,291        8.5%
   Operating income (loss)        38,084        43,291      13.7%                 106,593        116,321        9.1%
   Margin                           6.59%         6.55%                              6.02%          6.11%

Contract Medical Services
   Net revenue                  $220,840     $ 217,198      (1.6)%            $   601,163    $   635,040        5.6%
   Operating income (loss)        23,502        16,978     (27.8)%                 57,008         47,820      (16.1)%
   Margin                          10.64%         7.82%                              9.48%          7.53%

International
   Net revenue                  $ 37,317     $   8,890     (76.2)%            $    90,633    $    45,900      (49.4)%
   Operating income (loss)           996           209     (79.0)%                  2,051            701      (65.8)%
   Margin                           2.67%         2.35%                              2.26%          1.53%

Pharmaceutical Services

         Pharmaceutical Services revenues grew approximately 14.3% and 8.5% for the three months and nine months ended September 30, 1998, respectively. Key factors contributing to this growth include new contracts, drug cost inflation, and increased revenue in the multiple sclerosis line. The majority of Pharmaceutical Services revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. The remainder of revenues are earned based on a percentage of savings achieved or on a per-enrollee or per-member basis.

         Margins for Pharmaceutical Services remained relatively constant at 6.6% from the third quarter of 1997 to the third quarter of 1998 and at 6.1% and 6.0% for the first nine months of 1998 and 1997, respectively. Management believes that revenue growth in the multiple sclerosis line will negatively impact margins in future periods, as this product line provides lower margins than existing products.

Physician Practice Management Services

         The Company's PPM revenues increased over the three and nine months ended September 30, 1997 by 9.6% and 20.7% respectively, primarily due to growth in prepaid enrollment and acquisitions during the last three quarters of 1997 (primarily Talbert Medical Management Holdings Corporation, Aetna U.S. Healthcare's physician practice management business and the Health Centers Division of Blue Cross and Blue Shield of Massachusetts). The Company's PPM operations in the Western Region of the country function in a predominantly prepaid environment. The Company's PPM operations in the other regions of the country are in predominantly fee-for-service environments with limited but increasing managed care penetration. The following table sets forth the breakdown of net revenue for the PPM Division for the periods indicated:

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)


                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                    ----------------------      -------------------------
                                      1997          1998           1997           1998
                                    --------      --------      ----------     ----------
                                        (in thousands)              (in thousands)

Prepaid healthcare........          $532,615      $566,563      $1,460,704     $1,779,259
Fee-for-service ..........           231,587       281,877         697,157        835,817
Other ....................            13,663         4,053          23,314         18,665
                                    --------      --------      ----------     ----------
Net Revenue ..............          $777,865      $852,493      $2,181,175     $2,633,741
                                    ========      ========      ==========     ==========

         Prepaid revenues increased 21.8% from the first nine months of 1997 to the first nine months of 1998, and 6.4% from the third quarter of 1997 to the third quarter of 1998. Approximately 39% of the increase in prepaid revenues relates to acquisitions made during the last four months of 1997. The remaining increase primarily relates to additional institutional risk assumed.

         The operating loss for the third quarter of 1998 was $10.6 million, compared to operating income of $45.3 million for the same period of 1997. For the first nine months of 1998, the operating loss was $48.7 million compared to operating income of $130.2 million for the same period of 1997. The third quarter 1998 operating loss for the PPM division is a substantial improvement from the operating losses of $25.0 and $13.1 million for the first and second quarter of 1998, respectively. The most significant component of the third quarter 1998 operating loss is attributable to the negative performance in the PPM's Southern California operations. The Company has replaced management in its Southern California operations and is undertaking consolidation and restructuring activities which has improved financial results.


Contract Medical Services

         Contract Medical Services net revenue decreased $3.6 million or 1.6% over the third quarter of 1997 and increased $33.9 million or 5.6% over the first nine months of 1997. The increase in revenue for Contract Services for the nine months ended September 30, 1998 is due to four new acquisitions in the Team Health operations and the increase in the number of contracts and inmates in the correctional care operations.

         Contract Medical Services operating income decreased by 16.1% from the nine-months ended September 30, 1997, to September 30, 1998 and 27.8% from the three months ended September 30, 1997, to September 30, 1998, primarily due to the absorption by the division of certain overhead costs from InPhyNet corporate operations previously absorbed by the corporate division and changes in estimates of net accounts receivable balances.


Sales of Operations

         During the first quarter of 1998, the Company sold its international operations in Germany, the Netherlands, Canada, Puerto Rico and Japan. The PBM operations in the Netherlands were sold during the second quarter of 1998. The remaining international operation, the home infusion unit in the U.K., was sold during the third quarter of 1998. In addition the Company also sold certain of its PPM operations in Utah, New Mexico, Arizona and California. The net pretax gains on sales of operations were $19.0 million for the nine months ended September 30, 1998.


Other

         The year 2000 presents a problem for computer software and hardware that were not designed to handle dates beyond the year 1999. The year 2000 ("Y2K") problem is pervasive and complex because virtually every computer operation will be affected in some way by the rollover of the last two digits of the year to "00." As a consequence, any such software and hardware will need to be modified some time prior to December 31, 1999 in order to remain functional. Computer systems and hardware that do not properly handle this rollover could generate erroneous data or fail to function.

         The Company has initiated a company-wide program to address the year 2000 issue with respect to the information systems (software and hardware) and equipment and systems (including medical equipment manufactured by third parties) utilized in the Company's operations. The program includes: (1) an inventory of the information systems, hardware, and equipment (the "Systems, Hardware and Equipment") utilized in operations; (2) an assessment of the Y2K issues associated with the Systems, Hardware and Equipment; (3) the remediation of such Systems, Hardware and Equipment to achieve year 2000 readiness ("Y2K Readiness" or "Y2K Ready"); (4) the testing of such Systems, Hardware and Equipment to confirm Y2K Readiness; and (5) the development of contingency plans to address the year 2000 and the principal risks facing the Company in its efforts to achieve Y2K Readiness. The Company's Y2K program also includes its "Trading Partners Initiative," which is designed to provide the Company with insights into the Y2K Readiness of certain of the Company's customers, suppliers and vendors. In addition, the Company has sent letters to certain manufacturers of the hardware and equipment utilized in operations requesting that such manufacturers address the Y2K Readiness of such hardware and equipment.

         In terms of the status of the Company's Y2K program, management believes that the Company's inventory of information systems is approximately 95% complete, that its assessment of Y2K issues associated with such information systems is approximately 75% complete and that its remediation efforts with respect to such information systems is approximately 40% complete. With respect to the status of the Company's Y2K efforts with respect to equipment and systems that include embedded logic or software which presents Y2K issues, management believes that the inventory of such equipment and systems is approximately 20% complete; however, the Company has not yet commenced the assessment or remediation efforts with respect to the Y2K issues associated with such equipment and software. It is currently contemplated that the Company will commence testing efforts with respect to the Systems, Hardware and Equipment following the completion of the inventory and assessment stages of its Y2K program. The Company has not, to date, received substantial responses to its requests of customers, suppliers and vendors with respect to their Y2K Readiness. As a result, management is currently unable to form an opinion as to the present level of risk associated with the state of Y2K Readiness of the Company's customers, vendors and suppliers, other than a belief that the Y2K issues generally associated with the healthcare industry are very significant and complex and include issues associated with the delivery of healthcare services and products as well as the billing and collection of amounts due for such services and products. The Company is unaware of any survey speaking to Y2K Readiness in the healthcare industry at-large and is thus unable to assess the magnitude of this risk.

         Management of the Company believes that the Company's Y2K program will be substantially completed by mid-1999. The Company estimates that the total cost of the Y2K program will be approximately $32.5 million, of which approximately $14.7 million has been spent through September 30, 1998. Of such aggregate Y2K expenditures made to date, management currently estimates that approximately $12.2 million consisted of capital expenditures for new or replacement Systems, Hardware and Equipment and approximately $2.5 million consisted of expenses of the Y2K program. The source of the funding utilized to make such historical expenditures has been borrowings under the Company's credit facility and cash flow from operations. Management of the Company believes that a significant amount of the funds spent to date and budgeted in the future for achieving Y2K Readiness would otherwise have been spent and budgeted in connection with the Company's ongoing information technology consolidation efforts to reduce the number of information systems and hardware platforms utilized in its operations and acquired through the Company's various acquisition transactions over the years.

         The Company believes that the most reasonably likely worse case scenario with respect to Y2K issues is the possibility that equipment and systems that include embedded logic or software will fail to be Y2K Ready and that such failure will cause such equipment to fail to operate or operate improperly. The failure of such equipment (including without limitation, the medical equipment used by the Company) may expose individual patients to potential injury and may expose the Company to claims and liabilities, including without limitation medical malpractice claims. At this time the Company cannot estimate the likelihood or magnitude of any such equipment or systems failures. The Company has not established a contingency plan for the failure of such equipment or systems but plans to establish such a plan during 1999 in conjunction with the implementation of the Y2K program.

         The foregoing discussion involves the estimates and judgments of the senior management of the Company. There can be no assurances that the Company will be Y2K Ready or that the Company will not incur liability or suffer a material adverse effect as a result of the Company's failure to be Y2K Ready. In addition, there can be no assurances that the estimated expenses to make the Company Y2K Ready will not be materially higher than estimated or that the Company will not incur additional expenses associated with its efforts to get Y2K Ready or its failure to do so.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The healthcare industry in general is in a state of significant flux. This, together with the circumstance that the Company has a relatively short operating history makes the Company particularly susceptible to various factors that may affect future results. The future operating results and financial condition of the Company are dependent on, among other things, the Company's ability to market its services profitably, successfully increase market share, manage expense growth relative to revenue growth and successfully sell the Contract Services Division and divest the PPM Division, manage the operations of the Company during such sale and divestiture process and to address the liquidity and capital needs of the business over the short and long term. The future operating results and financial condition of the Company may be affected by a number of additional factors, including: (1) adverse developments with respect to the sale of the contract medical services division or the planned divestiture of the PPM Division (including the timing, terms or feasibility of such sale and divestiture); (2) adverse developments with respect to the operation of the Company's business units during such sale and divestiture process; (3) failure to meet operating objectives or to execute the operating plan; (4) pharmacy licensing, healthcare reform and government regulation and (5) adverse developments with respect to the healthcare industry in general and overall market conditions. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

         There are various legal matters which, if adversely determined, could have a material adverse effect on the Company's operating results and financial condition. See Note 8 to the unaudited consolidated financial statements and
Item 3 of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company had working capital of $231.4 million, including cash and cash equivalents of $142.0 million. For the first nine months of 1998, cash used by operations was $50.3 million compared to cash flows from operations of $154.1 million for the same period of 1997.

         For the nine months ended September 30, 1998 and 1997, the Company invested cash of $140.1 million and $327.5 million, respectively, in acquisitions of the assets of physician practices and PPM entities, and $114.1 million and $67.1 million, respectively, in property and equipment. During the nine months ended September 30, 1998 and 1997, the Company paid $9.9 and $117.0 million, respectively, in cash for terminated merger costs and merger costs. During the nine months ended September 30, 1998, the Company paid $81.7 million for restructuring expenses and $15.3 million for financing costs. These expenditures were primarily funded in 1998 by $292.3 million in increased borrowings under the Company's credit facility, and, in 1997, the $420 million senior subordinated note offering and $46.9 million derived from capital contributions. The Company expects that future capital requirements will relate primarily to the replacement of property and equipment, payments related to restructuring expenses, severance and other exit costs relating to discontinued operations and expansions of PBM operations.

         On June 9, 1998, the Company entered into an amendment and restatement of its $1.0 billion credit facility. The credit facility consists of the following:

         i. a one-year non-amortizing term loan in an aggregate principal amount of up to $300 million (the Company has an option to extend the term loan an additional two years as an amortizing term loan) ($284.1 million outstanding at September 30, 1998);
         ii. a three-year non-amortizing term loan in an aggregate principal amount of up to $300 million ($284.1 million outstanding at September 30, 1998); and
         iii. a three-year revolving credit facility in an aggregate principal amount of up to $400 million.

As of September 30, 1998, there was $248.5 million in outstanding borrowings and $53.9 million in letters of credit under the revolving credit facility, resulting in $98 million in available borrowing capacity. Proceeds of the announced asset sales will be used to reduce indebtedness under the credit facility. Based on its projections of

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)

short-term cash requirements, the Company is pursuing the following measures to increase its short and long term capital resources: (1) negotiating additional financing, which would be secured by accounts receivable of the PBM division;
(2) proposing amendments to its bank facility to allow portions of asset sale proceeds to be applied to the revolving credit facility, thereby increasing available borrowing capacity; and (3) negotiating with various parties to reduce letter of credit requirements to increase available borrowing capacity. The additional financing and proposed amendments to the credit facility noted above will require the consent of a simple majority of the bank group under the Company's credit facility. Management of the Company currently believes, based upon preliminary discussions, that the bank group will consent to such additional financing and/or proposed amendments. However, there can be no assurance that such consents will ultimately be received. To the extent the Company does not receive such consents, the Company intends to address its liquidity and capital needs through alternative sources of funds, a further reduction in capital expenditures and operating costs or a combination of one or more of the foregoing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in interest rates related to its long-term debt. The impact on earnings and value of its long-term debt is subject to change as a result of movements in market rates and prices. As of September 30, 1998, the Company had $870.6 million in long-term debt subject to variable interest rates. The remaining $872.9 million in long-term debt is subject to fixed rates of interest. A hypothetical increase in interest rates of 1% would result in potential losses in future pre-tax earnings of approximately $8.7 million per year. The impact of such a change on the carrying value of the long-term debt would not be significant. These amounts are determined based on the impact of the hypothetical interest rates on the Company's long-term debt balances and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

                                    Part II

Item 6. Exhibits and Reports on Form 8-K

        (a)       Exhibits.

Exhibit           Description

3.1 MedPartners, Inc. Third Restated Certificate of Incorporation, filed as Exhibit (3)-1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is hereby incorporated herein by reference.

3.2               The Third Amended and Restated Bylaws of the Company

4.1               MedPartners, Inc. Stockholders' Rights Plan, filed as
                  Exhibit (4)-1 to the Company's Registration Statement on
                  Form S-4 (Registration No. 333-00774), is hereby incorporated by reference.

4.2 Amendment No. 1 to the Stockholders' Rights Plan of MedPartners, Inc., filed as Exhibit (4)-2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is hereby incorporated herein by reference.

4.3 Amendment No. 2 to the Stockholders' Rights Plan of MedPartners, Inc., filed as Exhibit (4)-2 to the Company's Registration Statement on Form S-3 (Registration
                  No. 333-17339), is hereby incorporated herein by reference.

10.1              Employment Agreement by and between Registrant and
                  E. Mac Crawford dated as of March 18, 1998, filed as Exhibit (10)-4 to the Company's Quarterly Report for the quarter ending March 31, 1998 on Form 10-Q, is hereby incorporated by reference.

10.2 First Amendment to Employment Agreement by and between the Company and E. Mac Crawford.

10.3 Nonqualified Stock Option Agreement by and between the Company and E. Mac Crawford.

27.1              Financial Data Schedule (For SEC use only)

99.1              MedPartners, Inc. 1998 New Employee Stock Option Plan.

99.2              MedPartners, Inc. 1998 Employee Stock Option Plan, filed as
                  Exhibit 4.5 to the Company's Registration Statement on
                  Form S-8 (Registration No. 333-64371) filed with the Commission on September 25, 1998, is incorporated herein by reference.

99.3 Form of Option Surrender and Relinquishment Agreement, filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-64371) filed with the Commission on September 25, 1998, is incorporated herein by reference.

99.4 Form of Stock Option Award Certificate pursuant to the MedPartners, Inc. 1998 Employee Stock Option Plan and the Option Surrender Program, filed as Exhibit 4.7 to the Company's Registration Statement on Form S-8 (Registration No. 333-64371) filed with the Commission on September 25, 1998, is incorporated herein by reference.

        (b)       Reports on Form 8-K.

         There were no reports filed on Form 8-K for the quarter ended September 30, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MedPartners, Inc.



By:/s/ James H. Dickerson, Jr.
   ----------------------------------------------------
   James H. Dickerson, Jr.,
   Executive Vice President and Chief Financial Officer



By:/s/ Howard A. McLure
   ----------------------------------------------------
   Howard A. McLure, Senior
   Vice President and Chief Accounting Officer




Date:  November 16, 1998