Form 10-K
period 1998-12-31
MEDPARTNERS INC
filed 1999-04-15
CIK 1000736

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to

                        Commission File Number: 0-27276

                               MedPartners, Inc.
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                              63-1151076
     (State or Other Jurisdiction                 (I.R.S. Employer
   of Incorporation or Organization)             Identification No.)

    3000 Galleria Tower, Suite 1000                     35244
          Birmingham, Alabama                        (Zip Code)
    (Address of Principal Executive
               Offices)

              Registrant's Telephone Number, Including Area Code:
                                (205) 733-8996

          Securities Registered Pursuant to Section 12(b) of the Act:

             Title of Each Class                 Name of Each Exchange on which Registered
   Common Stock, par value $.001 per share              The New York Stock Exchange
 Threshold Appreciation Price Securities(TM)            The New York Stock Exchange
    Preference Share Purchase Rights                    The New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     NONE

  Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 1999: Common Stock, par value $.001 per share--$995,775,450.

  As of March 5, 1999, the Registrant had 199,155,090* shares of Common Stock, par value $.001 per share, issued and outstanding.

*Includes 8,802,842 shares held in trust to be utilized in employee benefit plans.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information set forth under Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders that will be filed no later than April 30, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

  In passing the Private Securities Litigation Reform Act of 1995 ("the Reform Act"), 15 U.S.C.A. Section 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. MedPartners, Inc. ("MedPartners" or the "Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

  "Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of MedPartners. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements (the "Safe-Harbor Statement") to reflect future developments. In addition, MedPartners undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

  The "forward-looking statements" contained in this document are made under the captions "Business-- Pharmaceutical Services Industry", "--Information Systems", "--Competition", "--Government Regulation", "--Corporate Liability and Insurance", "--Discontinued Operations", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" and "--Liquidity and Capital Resources". Moreover, the Company, through its senior management, may from time to time make "forward-looking statements" about matters described herein or other matters concerning the Company.

  There are several factors which could adversely affect the Company's operations and financial results including, but not limited to, the following:

  Risks relating to the Company's divestiture of its discontinued operations; risks relating to the proposed settlement and transition plan to exit its physician practice management operations in the State of California; risks relating to the Company's compliance with or changes in government regulations, including pharmacy licensing requirements and healthcare reform legislation; risks relating to adverse resolution of lawsuits pending against the Company and its affiliates; risks relating to declining reimbursement levels of products distributed; risks relating to identification of growth opportunities; risks relating to implementation of the Company's strategic plan; risks relating to liabilities in excess of insurance risks; risks relating to the Company's liquidity and capital requirements; and risks relating to the Company's failure to ensure its information systems are Year 2000 complaint.

  A more detailed discussion of certain of these risk factors can be found in "Business--Government Regulation", "Legal Proceedings", "Management's Discussion of Analysis of Financial Condition and Results of Operations-- General" and "--Factors That May Affect Future Results".

                                    PART I

Item 1. Business.

General

  MedPartners, Inc., a Delaware corporation ("MedPartners" or the "Company"), is one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $2.6 billion for the year ended December 31, 1998. The Company provides prescription benefit management ("PBM"), therapeutic pharmaceutical services ("Caremark Therapeutic" services or "CT" services), and associated disease management programs (collectively, "Caremark Pharmaceutical Group" or "CPG").

  The Company provides PBM services for clients throughout the United States, including corporations, insurance companies, unions, government employee groups and managed care organizations. During 1998, the Company dispensed approximately 11 million prescriptions through three mail service pharmacies and processed approximately 33 million prescriptions through a network of more than 50,000 retail and other pharmacies.

  The Company's CT services are designed to meet the unique healthcare needs of individuals with certain chronic diseases or conditions. These services include the design, development and management of comprehensive programs comprising drug therapy, physician support and patient education. The Company currently provides CT services for individuals with such conditions as hemophilia, growth disorders, immune deficiencies, cystic fibrosis, multiple sclerosis and infants with respiratory difficulties. At December 31, 1998, the Company was providing therapies and services for approximately 21,000 patients.

  The Company's predecessor entity, MedPartners, Inc., was organized in 1993 with the goal of improving the nation's healthcare system by building an integrated delivery system. The Company grew quickly in pursuit of this goal, primarily through acquisitions. The Company was incorporated under the laws of Delaware in August 1995 as "MedPartners/Mullikin, Inc.," the surviving corporation in the November 1995 combination of the businesses of the original MedPartners, Inc. and Mullikin Medical Enterprises, L.P. ("MME"), a privately-held physician management entity based in Long Beach, California. Further acquisitions by the Company included that of Pacific Physician Services, Inc. ("PPSI"), a publicly-traded physician practice management company based in Redlands, California which had previously acquired Team Health, Inc. ("Team Health"). In September 1996, the Company changed its name to "MedPartners, Inc." and completed the acquisition of Caremark International, Inc. ("CII"), a publicly-traded physician practice management and pharmaceutical services company based in Northbrook, Illinois. In June 1997, the Company acquired InPhyNet Medical Management, Inc. ("InPhyNet"), which, when combined with Team Health, created one of the largest hospital-based physician groups in the country.

  On October 29, 1997, the Company announced its plan to be acquired by PhyCor, Inc. in a merger, but the transaction was terminated by mutual agreement prior to consummation. On January 16, 1998, the Company announced that Richard M. Scrushy, a Director of the Company and Chairman of the Board and Chief Executive Officer of HEALTHSOUTH Corporation, had become Chairman of the Board and Acting Chief Executive Officer of the Company. On March 18, 1998, the Company announced the appointment of E. Mac Crawford, formerly Chairman of the Board, President and Chief Executive Officer of Magellan Health Services, Inc., as President, Chief Executive Officer and a Director of the Company. On the same date, the Company announced a net loss for the fourth quarter of 1997 of $840.8 million, which included one-time pre-tax charges totaling $647 million. Upon Mr. Crawford's appointment to the aforementioned positions, he began to review the executive management of the Company and made certain changes, including the May 1998 hiring of a new Chief Financial Officer, James H. Dickerson, Jr.

  The new management team immediately began reviewing and assessing the portfolio of businesses operated by the Company and the Company's balance sheet, including its leveraged position. Based upon their review and consultation with investment advisors and consultants, the management team developed a strategy designed to increase shareholder value. The strategy includes (1) divesting the physician practice management

("PPM") operations, (2) divesting the contract services operations consisting of the government services and hospital-based physician services businesses of Team Health and InPhyNet, (3) concentrating management efforts on growing CPG and (4) using the cash proceeds from the dispositions to reduce the outstanding indebtedness of the Company. Accordingly, on November 11, 1998, the Company announced that CPG, which includes its PBM business, would become its core operating unit. The Company also announced its intention to divest its other businesses. As a result, the Company has restated its prior period financial statements to reflect the appropriate accounting for these discontinued operations. Additionally, a loss from discontinued operations of $1.226 billion was recorded during the fourth quarter of 1998. In January 1999, the Company completed the sale of its government services business for $67 million, less certain working capital adjustments, and on March 12, 1999 completed the sale of its Team Health business for $318.9 million, less certain expenses, including expenses associated with insuring Team Health physicians for certain medical malpractice liabilities. The Company retained approximately 7.3% of the equity of the recapitalized company. The Company is treating these businesses as discontinued operations, and accordingly, this Form 10-K has been prepared on that basis.

  The executive offices of the Company are located at 3000 Galleria Tower, Suite 1000, Birmingham, Alabama 35244, and its telephone number is (205) 733-8996.

Pharmaceutical Services Industry

  PBM companies initially emerged in the early 1980s, primarily to provide cost-effective drug distribution and claims processing for the healthcare industry. In the mid-1980s they evolved to include pharmacy networks and drug utilization review to address the need to manage the total cost of pharmaceutical services. Through volume discounts, retail pharmacy networks, mail pharmacy services, formulary administration, claims processing and drug utilization review, PBM companies created an opportunity for health benefit plan sponsors to deliver drugs to their members in a more cost-effective manner, while improving physician and patient compliance with recommended guidelines for safe and effective drug use.

  PBM companies have focused on cost containment by: (i) negotiating discounted prescription services through retail pharmacy networks; (ii) purchasing discounted products from drug wholesalers and manufacturers and dispensing maintenance prescriptions by mail; (iii) establishing drug utilization review and clinical programs to encourage appropriate drug use and reduce potential risk for complications; and (iv) encouraging the use of generic rather than branded medications. Over the last several years, in response to increasing payor demand, PBM companies have begun to develop sophisticated formulary management capabilities and comprehensive, on-line customer decision support tools in an attempt to better manage the delivery of healthcare and, ultimately, costs. Simultaneously, to lower overall healthcare costs, health benefit plan sponsors have begun to focus on the quality and efficiency of care, emphasizing disease prevention, or wellness, and care management. This has resulted in a rapidly growing demand among payors for comprehensive disease management programs. By effectively managing appropriate prescription use, PBM companies can positively affect both overall medical costs and improve clinical outcomes.

  The Company believes that future growth in the PBM industry will be driven by (i) the increased frequency of new drugs coming on the market; (ii) expansion in new biotech and injectable therapies; (iii) the aging of the population, as older population segments have higher drug utilization; (iv) a continuing trend toward outsourcing of pharmacy management services by corporations, insurance companies, unions, government employee groups, and managed care entities; (v) increased penetration by managed care entities, which are large consumers of PBM services, into the growing Medicare and Medicaid market; and (vi) increased demand for comprehensive pharmacy benefit, medication management and disease management services as healthcare service providers and physician practice management entities assume pharmacy care risk from managed care entities.

  The distribution of prescription drug therapies to patients with certain, long-term chronic diseases, which is the focus of the CT business, is another area where the competitive forces in the healthcare environment are challenging providers. In addition to the Company, home healthcare companies, hospitals and other providers offer disease management services and programs to these patients. Competitive pricing, customer service and patient education are factors influencing the competition for these patients.

  Strategy. The Company's strategy is to provide innovative pharmaceutical solutions and quality customer service in order to enhance patient outcomes and better manage overall healthcare costs. The Company intends to increase its market share and extend its leadership in the pharmaceutical services industry. The Company believes that its independence from ownership by any pharmaceutical manufacturer is a competitive advantage differentiating it from competitors owned by pharmaceutical manufacturers.

  Operations. The Company manages outpatient prescription benefit management programs throughout the United States for corporations, insurance companies, unions, government employee groups and managed care organizations. Prescription drug benefit management involves the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. The Company dispenses prescription drugs to patients through a network of more than 50,000 pharmacies (approximately 96% of all retail pharmacies in the United States) and through three mail service pharmacies. The Company negotiates arrangements with pharmaceutical manufacturers and drug wholesalers for the cost effective purchase of prescription drug products. Through clinical review, the Company compiles a preferred product list, or formulary, which supports client goals of cost management and quality of care for plan participants. The Company's Pharmacy and Therapeutics Committee, which is comprised of a number of physician specialists, pharmacy representatives, and a medical ethicist, participates in this clinical review.

  All prescriptions are analyzed, processed and documented by the Company's proprietary prescription management information system and database. This system assists staff and network pharmacists in processing prescription requests for member eligibility, authorization, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization or potential fraud, and other information. The system, through secured systems and confidential screenings, collects comprehensive prescription utilization information which is valuable to pharmaceutical manufacturers, managed care payors and customers. With this information, the Company offers a full range of drug cost reporting services, including clinical case management, drug utilization review, formulary management and customized prescription programs for senior citizens.

  The retail pharmacy program allows members to obtain prescriptions at more than 50,000 pharmacies nationwide. When a member submits a prescription request, the network pharmacist sends prescription data electronically to the Company, which verifies relevant patient data and co-payment information and confirms that the pharmacy will receive payment for the prescription. In 1998, the Company processed approximately 33 million retail prescriptions.

  The Company operates three mail service pharmacies in San Antonio, Texas, Lincolnshire, Illinois and Ft. Lauderdale, Florida. Patients send original prescriptions via mail and order refills via mail, telephone and fax to staff pharmacists who review them with the assistance of the prescription management information system. This review may involve a call to the prescribing physician and can result in generic substitution or other actions to affect cost or to improve quality of treatment. In 1998, the Company filled approximately 11 million mail service prescriptions.

  Under the Company's PBM quality assurance program, the Company maintains rigorous quality assurance and regulatory policies and procedures. Each mail service prescription undergoes a sequence of safety and accuracy checks and is reviewed and verified by a registered pharmacist before shipment. The Pharmacy and Therapeutic Committee assists in the selection of preferred products for inclusion on the Company's formulary and analyzes drug related outcomes to identify opportunities to improve patient quality of care.

  The Company's CT business provides services including comprehensive long-term support for high-cost, chronic illnesses in an effort to improve outcomes for patients and to lower costs. The Company provides therapies and services to patients with such conditions as hemophilia, growth disorders, immune deficiencies, cystic fibrosis, multiple sclerosis, and infants with respiratory difficulties. These services generally include the provision of injectable bio-pharmaceutical drugs and supplies and associated patient support services. These drugs are distributed from the Company's national network of 22 specialty pharmacies accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and one retail pharmacy. These services utilize advanced protocols and offer the patient and care providers greater convenience in working with insurers. Extensive education is provided to patients through individual instruction and monitoring, written materials, and around-the-clock availability of customer assistance via toll-free telephone. Major initiatives such as Care Patterns(R) for disease state management and Caremark Connect(TM) for quick and easy patient enrollment strengthen the Company's leadership position in these markets.

Information Systems

  The Company's PBM information system incorporates integrated architecture which allows all requests for service (mail order prescription, retail pharmacy claim or customer service contact) to operate against a complete history of the patient's prescription activity. Information from this system is then integrated into a data repository, which is used for patient research and studies on an anonymous basis. The Company has developed a tool, Rx Navigator, that enables its clients to conduct customized claims analysis.

  The Company utilizes a number of different computer software programs and environments in its business, many of which were designed and developed without considering the impact of the upcoming turn of the century (the "Y2K Problem"). MedPartners has assessed the potential impact and costs of addressing the Y2K Problem and is in the process of implementing a plan of action to address the issue. With respect to the Company's PBM information system, the inventory and assessment is 100% complete, renovation is 75% complete and testing is 33% complete. All phases of addressing the Y2K problem for this system are projected to be completed by the end of 1999. Rx Navigator is Year 2000 compliant. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Competition

  The Company competes with a number of large, national companies, including Express Scripts, Inc. (an affiliate of New York Life Insurance Co.), Merck-Medco Managed Care, LLC, (a subsidiary of Merck & Co., Inc.), PCS Health Systems, Inc. (a subsidiary of Rite Aid Corporation), and Advance Paradigm, Inc. These competitors are large and may possess greater financial, marketing and other resources than the Company. To the extent that competitors are owned by pharmaceutical manufacturers, they may have pricing advantages that are unavailable to the Company and other independent PBM companies.

  The Company believes the primary competitive factors in the PBM industry include: the degree of independence from drug manufacturers and payors; the quality, scope and costs of products and services offered to insurance companies, HMOs, employers and other sponsors of health benefit plans and plan participants; responsiveness to customers' demands; the ability to negotiate favorable volume discounts from drug manufacturers; the ability to identify and apply effective cost containment programs utilizing clinical strategies; the ability to develop formularies; the ability to market PBM products and services; and the commitment to provide flexible, clinically oriented services to customers. The Company considers its principal competitive advantages to be its independence from drug manufacturers and payors, strong customer retention rate, broad service offering in CT service capabilities, high quality customer service, and commitment to providing flexible, clinically-oriented services to its customers.

Government Regulation

  General. As a participant in the healthcare industry, the Company's operations and relationships are subject to federal and state laws and regulations and enforcement by federal and state governmental agencies. Various federal and state regulations govern the purchase, distribution and management of prescription drugs and affect or may affect CPG. Sanctions may be imposed for violation of these laws. The Company believes its operations are in substantial compliance with existing laws which are material to its operations. Any failure or alleged failure to comply with applicable laws and regulations could have a material adverse effect on the Company's operating results and financial condition.

  In their corporate integrity agreement with the Office of Inspector General (the "OIG") within the Department of Health and Human Services (the "HHS") and in connection with the related plea agreement and settlement agreement to which Caremark Inc. ("Caremark") and CII are parties, (collectively, the "Settlement Agreement"), Caremark and CII agreed to continue to maintain certain compliance-related oversight procedures through June 2000. Should the oversight procedures reveal credible evidence of any violation of federal law, CII and Caremark are required to report such potential violations to the OIG and the Department of Justice ("DOJ"). CII and Caremark are therefore subject to increased regulatory scrutiny and, if CII and Caremark commit legal or regulatory violations, they may be subject to an increased risk of sanctions or penalties, including exclusion from participation in the Medicare or Medicaid programs.

  The Anti-Remuneration Laws. Medicare and Medicaid law prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration to induce the referral of Medicare or Medicaid beneficiaries or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made under Medicare, Medicaid, or other federally-funded healthcare programs. Several states have similar laws which are not limited to services for which Medicare or Medicaid payment may be made. State laws and exceptions or safe harbors vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in the Medicare and Medicaid programs or other applicable programs.

  The federal anti-remuneration law has been interpreted broadly by courts, the OIG and administrative bodies. Because of the federal statute's broad scope, federal regulations establish certain safe harbors from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests, and certain properly disclosed payments made by vendors to group purchasing organizations, as well as for other transactions or relationships. The HHS has announced its intention to issue a proposed safe harbor that may protect certain discount and payment arrangements between PBM companies and HMOs or other risk contractors serving Medicaid and Medicare or other federal healthcare program members. There can be no assurance that such a safe harbor will be established. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion programs" in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Anti-remuneration laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

  To the Company's knowledge, these anti-remuneration laws have not been applied to prohibit PBM companies from receiving amounts from drug manufacturers in connection with drug purchasing and formulary management programs. To the Company's further knowledge, these laws have not been applied to prohibit therapeutic substitution programs conducted by independent PBM companies, or to the contractual relationships such as those the Company has with certain of its customers. The Company believes that it is in substantial compliance with the legal requirements imposed by such laws and regulations, and the Company believes that there are material differences between drug-switching programs that have been challenged under these laws and the programs offered by the Company to its customers. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations, or that any such challenge would not have a material adverse effect upon the Company.

  ERISA Regulation. The Employee Retirement Income Security Act of 1974, as amended ("ERISA") regulates aspects of certain employee pension and health benefit plans, including self-funded corporate health plans with which the Company has agreements to provide pharmaceutical services. The Company believes that, in general, the conduct of its business is not subject to the fiduciary obligations of ERISA, but there can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, will not assert that the fiduciary obligations imposed by the statute apply to certain aspects of the Company's operations.

  Reimbursement. Approximately 4% of the net revenue of CPG is derived directly from Medicare or Medicaid or other government-sponsored healthcare programs. Also, CPG indirectly provides benefits to managed care entities providing services to beneficiaries of Medicare, Medicaid and other government sponsored healthcare programs. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, the Company's reimbursements from government-sponsored healthcare programs could be adversely affected.

  Network Access Legislation. A majority of states now have some form of legislation affecting the ability of the Company to limit access to a pharmacy provider network or from removing network providers. Such legislation may require the Company or its client to admit any retail pharmacy willing to meet the plan's price and other terms for network participation ("any willing provider" legislation), or may require that a provider may not be removed from a network except in compliance with certain procedures ("due process" legislation). To the extent that such legislation is applicable and is not preempted by ERISA (as to plans governed by ERISA), certain Caremark operations could be adversely affected by network access legislation.

  Consumer Protection Laws. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with drug switching programs. No assurance can be given that the Company will not be subject to scrutiny or challenge under one or more of these laws.

  Legislation Imposing Plan Design Restrictions. Some states have enacted legislation that prohibits the health plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers ("freedom of choice" legislation). Legislation has been introduced in some states to prohibit or restrict therapeutic substitution, or to require coverage of all drugs approved by the United States Food and Drug Administration (the "FDA"). Other states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to the Company, but it may apply to certain of the Company's customers (generally, HMOs and health insurers). If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management.

  Other states have enacted legislation purporting to prohibit health plans from requiring or offering members financial incentives for use of mail order pharmacies. To date, there have been no formal administrative or judicial efforts to enforce any of such laws against the Company, however, any such enforcement could have an adverse effect on the mail order pharmacy business of the Company.

  Licensure Laws. Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, third party administrators, and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers often is unclear. The Company has registered under such laws in those states in which the Company has concluded that such registration is required.

  Legislation Affecting Drug Prices. Some states have adopted legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third party plan ("most favored nation" legislation). Such legislation may adversely affect the Company's ability to negotiate discounts in the future from network pharmacies. At least one state has enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation has not yet been enacted in the states where the Company's mail service pharmacies are located. Such legislation, if enacted in other states, could adversely affect the Company's ability to negotiate discounts on its purchase of prescription drugs to be dispensed by its mail service pharmacies.

  Regulation of Financial Risk Plans. Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM company plan offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial reserves. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. In those cases in which the Company has contracts in which it is materially at risk to provide the pharmacy benefit, the Company believes that it has complied with all applicable laws.

  Many of these state laws may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of certain corporate self-funded employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. In addition, the Company provides services to certain customers, such as governmental entities, that are not subject to the preemption provisions of ERISA. Other state laws may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain.

  Other Laws Affecting Pharmacy Operations. The PBM services of the Company are subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products, dispensing of controlled substances and medical waste disposal. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require the Company to register its pharmacies and repackaging facility with the United States Drug Enforcement Administration and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances.

  State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority. Such standards often address the qualifications of an applicant's personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Pharmacists and pharmacy technicians employed by each branch must also satisfy applicable state licensing requirements. In addition, certain pharmacies of the Company are accredited by private accreditation commissions, such as the JCAHO, whose quality and other standards apply to those accredited pharmacies.

  Mail Pharmacy Regulation. The Company is licensed to do business as a pharmacy in each state in which it operates a mail service pharmacy. Many of the states into which the Company delivers pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state within which the mail service pharmacy is located.

  However, various states have promoted enactment of laws and regulations directed at restricting or prohibiting the operation of out-of-state mail service pharmacies by, among other things, requiring compliance with all laws of certain states into which the mail service pharmacy dispenses medications whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent that such laws or regulations are found to be applicable to the Company's operations, the Company would be required to comply with them. In addition, to the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to the Company, they could have an adverse effect on the Company's prescription mail service operations.

  Other statutes and regulations affect the Company's mail service operations. In addition, the United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on the Company's mail service operations. However, at this time the Postal Service has not exercised such statutory authority.

  Antitrust. Numerous lawsuits have been filed throughout the United States by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices under various state and federal antitrust laws. A settlement in one such suit would require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to managed care entities to the extent that their respective abilities to affect market share are comparable, a practice which, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability to the Company of certain discounts, rebates and fees currently received in connection with its drug purchasing and formulary administration programs. In addition, to the extent that the Company appears to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties.

  FDA Regulation. The FDA generally has authority to regulate drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. In January 1998, the FDA issued a Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of prescription benefit managers that are controlled, directly or indirectly, by drug manufacturers. Comments to the Draft Guidance were due July 31, 1998. The Company believes that prescription drug benefit management programs developed and implemented by independent PBM companies do not constitute the distribution of promotional materials on behalf of pharmaceutical manufacturers and therefore, these programs are not subject to FDA regulations. The FDA effectively withdrew the Draft Guidance and indicated that the FDA would issue a new draft guidance with a new comment period. There was no new draft guidance issued in 1998. However, there can be no assurance that the FDA will not assert jurisdiction over certain aspects of the Company's PBM business, which assertion of jurisdiction could materially adversely affect the Company's operations.

  Privacy and Confidentiality Legislation. Most of the Company's activities involve the receipt or use by the Company of confidential medical information concerning individual members, including the transfer of the confidential information to the member's health benefit plan. In addition, the Company uses aggregated (anonymous) data for research and analysis purposes. Legislation has been proposed at the federal level and in several states to restrict the use and disclosure of confidential medical information. To date, no such legislation has been enacted that adversely impacts the Company's ability to provide its services. However, confidentiality provisions of the Health Insurance Portability and Accountability Act of 1996 require the Secretary of HHS to establish health information privacy standards. In September 1997, the Secretary submitted recommendations to Congress to implement these standards. If Congress does not enact health information privacy legislation by August 1999, the Secretary will be required to issue regulations on the subject. Such federal legislation could have a material adverse effect on the Company's operations.

  The Stark Laws. The Omnibus Budget Reconciliation Act of 1993 substantially broadened the scope of the federal physician self-referral act commonly known as "Stark I." "Stark II," which became effective in 1995, prohibits physicians from referring Medicare or Medicaid patients for "designated health services" to an entity with which the physician or an immediate family member of the physician has a financial relationship. In addition, pursuant to the Settlement Agreement, Caremark agreed to apply the federal Stark laws to all payors, public or private. Penalties for violation of the Stark laws include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and program exclusion. The Stark laws contain certain exceptions for physician financial arrangements, and the Health Care Financing Administration ("HFCA") has published Stark II proposed regulations which describe the parameters of these exceptions in more detail. While Stark laws and regulations apply to certain contractual arrangements between the Company and physicians who may refer patients to or write prescriptions ultimately filled by the Company, the Company believes it is in compliance with such laws and regulations.

  State Self-Referral Laws. The Company is subject to state statutes and regulations that prohibit payments for referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Some state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or health provider licenses, fines, and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark laws and vary significantly from state to state. The laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies.

  Statutes Prohibiting False Claims and Fraudulent Billing Activities. A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement. In recent years, the government has launched several initiatives aimed at uncovering practices which violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government, through a "whistleblower" or "qui tam" action. Because such actions are filed under seal and may remain secret for years, there can be no assurance that the Company or one of its affiliates is not named in a material qui tam action which is not discussed in Item 3. "Legal Proceedings."

  Future Legislation, Regulation and Interpretation. As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the United States Congress and state legislatures relating to healthcare reform. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on the Company. Further, although the Company exercises care in structuring its CPG operations to comply in all material respects with the above-referenced laws, there can be no assurance that (i) government officials charged with responsibility for enforcing such laws will not assert that the Company or certain transactions in which the Company is involved are in violation thereof and (ii) such laws will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation. Therefore, it is possible that future legislation, regulation and the interpretation thereof could have a material adverse effect on the operating results and financial condition of the Company.

Corporate Liability and Insurance

  The Company maintains professional liability insurance, general liability and other customary insurance on a claims-made and modified occurrence basis, in amounts deemed appropriate by management based upon historical claims and the nature and risks of the Company's businesses. In addition, in December 1998, the Company agreed to pay a premium of $22.5 million to acquire excess equity protection insurance coverage from National Union Fire Insurance Company of Pittsburgh ("National Union"), pursuant to which National Union assumed financial responsibility for the defense and ultimate resolution of the Shareholder Litigation which is discussed in Item 3. Legal Proceedings. The Company's CPG business may subject the Company to litigation and liability for damages. The Company believes that its current insurance protection is adequate for its present business operations, but there can be no assurance that the Company will be able to maintain its professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful liability claim in excess of the Company's insurance coverage could have a material adverse effect upon the Company.

Employees

  As of December 31, 1998, the Company employed a total of 19,636 persons. Approximately 250 of these employees are involved in union activities. The Company believes that its relations with its employees are good.

Discontinued Operations

  General. The Company's PPM business affiliates with physician practices and provides those practices with access to capital and management information systems. The affiliation generally consists of a long-term practice management agreement between the Company and the physician practice which is intended to provide for management services to be rendered by the Company and to assure the clinical independence of the physicians. In addition, the Company arranges for contracts with HMOs and other third party payors that compensate the Company and its affiliated physicians on a prepaid basis. Current physician practice affiliations have either been negotiated by the Company or assumed by the Company as a result of its acquisition of other PPM companies. The PPM business derives revenues from management fees it receives under its management agreements with affiliated physician practices.

  The Company, primarily the PPM business, experienced several adverse events in the fourth quarter of 1997 and in January 1998, including: (i) a fourth quarter pretax charge of $646.7 million related primarily to the restructuring and impairment of selected assets of certain of its clinic operations within the PPM business; (ii) the termination of the merger agreement with PhyCor, Inc. and (iii) the filing of various stockholder class action lawsuits against the Company and certain of its officers and directors in the aftermath of these events alleging violations of federal securities laws. At approximately the same time, the PPM industry experienced overall declining stock prices and earnings pressures. The Company believes that growth opportunities in the PPM industry, without acquisitions, are limited to increasing capitation business of affiliated physician practices through contracts with HMOs and other third party payors. HMOs and other third party payors have experienced price pressures during the last few years, and these pricing pressures have been passed along to PPM companies. The Company believes that these factors will result in continuing earnings pressures in the PPM industry.

  On November 11, 1998, the Company announced its intent to divest its PPM business. As a result, the Company is reporting the results of the operations of this business as discontinued operations. Divestiture of this business is currently underway; however, there is no guarantee that there will not be adverse developments in relation to this divestiture.

  On March 5, 1999, MedPartners Provider Network ("MPN or the "Plan) received a cease and desist order (the "Order") from the California Department of Corporations ("DOC"), along with a letter advising that the DOC would be conducting a non-routine audit of the finances of MPN, commencing March 8, 1999. On March 11, 1999, the DOC appointed a conservator and assumed control of the business operations of MPN. On April 9, 1999, the Company and representatives of the State of California (the "State") reached an agreement in principle to settle the disputes relating to MPN. The proposed settlement is subject to the execution and delivery of definitive agreements by April 24, 1999, or a later date as agreed to by the Company and the State, and other approvals. For a detailed discussion, see Item 3. "Legal Proceedings."

  The healthcare industry is highly competitive and is subject to continuing changes in the provision of services and selection and compensation of providers. The Company's PPM business competes with national, regional and local entities, including other PPM companies. In addition, certain companies, including hospitals, are expanding their presence in the PPM market.

  Government Regulation. Federal and state laws addressing, among other things, anti-remuneration, physician self-referrals (i.e., Stark and state laws), reimbursement and false claims and fraudulent billing activities, apply to the PPM operations of the Company. A portion of the net revenue of the Company's affiliated physician practices is derived from payments made by Medicare or Medicaid or other government-sponsored healthcare programs. As a result, the Company is subject to laws and regulations under these programs. For a detailed discussion of these laws, see "Government Regulation," above.

  In April 1998, the OIG issued an Advisory Opinion, discussing the federal anti-remuneration laws and safe harbors and advising against a certain physician practice management arrangement which included payment by the physician to the management company of a percentage of practice revenues. The Company's PPM operations and transactions do not fit within any of the safe harbors. While a practice that is not sheltered by a safe harbor is not necessarily unlawful, it may be subject to increased scrutiny and challenge. The Company believes that the monies retained by the Company under its management agreements do not exceed the aggregate amount due the Company for the physician practice management services provided by the Company to the affiliated physicians or physician practices.

  The Company believes that it is not in violation of the Stark laws or regulations. The Company retains healthcare providers to provide advice and non-medical services to the Company in return for compensation pursuant to employment, consulting, or service contracts. The Company has also entered into contracts with hospitals and other entities under which the Company provides products and administrative services for a fee.

  The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by courts and regulatory agencies with varying and broad discretion. The Company believes that its control over the assets and operations of its various affiliated professional corporations has not violated such laws; however, there can be no assurance that the Company's contractual arrangements with affiliated physicians would not be successfully challenged as constituting the unlicensed practice of medicine or that the enforceability of the provisions of such arrangements, including non-competition agreements, will not be limited. In the event of action by any regulatory authority limiting or prohibiting the Company or any affiliate from carrying on its business, organizational modification of the Company or restructuring of its contractual arrangements may be required.

  PPM Liability and Insurance

  The Company maintains professional liability insurance, general liability and other customary insurance on a claims-made and modified occurrence basis, in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business, for many of its affiliated physicians and practices, and for its PPM operations. The Company has accrued for or purchased "tail" coverage for claims against the Company's affiliated medical organizations to cover incidents which were or are incurred but not reported during the periods for which the related risk was covered by "claims made" insurance. There can be no assurance that a future claim will not exceed the limits of available insurance coverage or related accrual or that such coverage will continue to be available.

  Moreover, the Company generally requires each physician group with which it affiliates to obtain and maintain professional liability insurance coverage that names the Company or its applicable management subsidiary as an additional insured. Such insurance provides coverage, subject to policy limits, in the event the Company is held liable as a co-defendant in a lawsuit for professional malpractice against a physician or physician group. In addition, the Company is typically indemnified under its management agreements by the affiliated physician groups for liabilities resulting from the delivery of medical services by affiliated physicians and physician practices. However, there can be no assurance that any future claim or claims will not exceed the limits of these available insurance coverages or that indemnification will be available for all such claims.

Item 2. Properties.

  The Company currently occupies approximately 91,400 square feet of administrative office space at its corporate headquarters located at 3000 Galleria Tower in Birmingham, Alabama. Additionally, the Company has corporate offices at 5000 Airport Plaza Drive in Long Beach, California (approximately 54,800 square feet), 2211 Sanders Road in Northbrook, Illinois (approximately 199,100 square feet) and 95 Glastonbury Boulevard in Glastonbury, Connecticut (approximately 24,500 square feet). The PBM business operates four leased distribution/service centers across the United States, including a 107,000 square foot facility located in San Antonio, Texas, a 60,000 square foot facility located in Ft. Lauderdale, Florida, a 47,000 square foot facility in

Lincolnshire, Illinois, and a 18,000 square foot facility located in Vernon Hills, Illinois. The CT business occupies several small leased branch pharmacy offices across the United States, ranging in size from 900 to 6,000 square feet. The main CT pharmacy office (36,000 square feet) is located in Redlands, California. The Redlands facility is also leased. The Company's information technology support is provided from a leased 57,000 square foot facility located at 100 Lakeside Drive in Bannockburn, Illinois. The Company currently owns or leases medical related facilities throughout the United States for the benefit of affiliated physician groups, and these facilities range in size from 500 square feet suites to a 260,000 square foot multi-story medical office building. As the Company has strategically integrated the operations of affiliated physician practices during 1998, owned and leased corporate and clinic space has been reduced.

Item 3. Legal Proceedings.

  The Company is a party to certain legal actions arising in the ordinary course of business. MedPartners is named as a defendant in various legal actions arising primarily out of services rendered by physicians and others employed by its affiliated physician entities, as well as personal injury, contract, and employment disputes. In addition, certain of its affiliated medical groups are named as defendants in numerous actions alleging medical negligence on the part of their physicians. In certain of these actions, MedPartners and/or the medical group's insurance carrier has either declined to provide coverage or has provided a defense subject to a reservation of rights. Management does not view any of these actions as likely to result in an uninsured award that would have a material adverse effect on the operating results and financial condition of MedPartners.

  In connection with the matters described above in "Government Regulation" relating to the Settlement Agreement, CII and Caremark are the subject of various non-governmental claims and may in the future become subject to additional OIG related claims. CII and Caremark are the subject of, and may in the future be subjected to, various private suits and claims being asserted in connection with matters relating to the Settlement Agreement by former CII stockholders, patients who received healthcare services from CII subsidiaries or affiliates and such patients' insurers. MedPartners cannot determine at this time what costs or liabilities may be incurred in connection with future disposition of non-governmental claims or litigation. See "Business-- Government Regulation".

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

  All of these actions have been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois for coordinated pretrial procedures. Caremark was not named in the class action. In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. On July 1, 1996, the district court directed entry of a partial final order in the class action approving an amended settlement with certain of the pharmaceutical manufacturers. The amended settlement provides for a cash payment by the defendants in the class action (which does not include Caremark) of approximately $351 million to class members in settlement of conspiracy claims as well as a commitment from the settling manufacturers to abide by certain injunctive provisions. All class action claims against non-settling manufacturers as well as all opt out and other claims generally, including all Robinson-Patman Act claims against Caremark, remain unaffected by this settlement, although numerous additional settlements have been reached between a number of the parties to the class and individual manufacturers. The class action conspiracy claims against the remaining defendants were tried in the fall of 1998, and resulted in a judgment by the court at the close of the plaintiffs' case in favor of the remaining defendants. That judgment is currently being appealed. It is expected that trials of the remaining individual conspiracy claims will move forward in 1999, and will also precede the trial of any Robinson-Patman Act claims.

  In December 1997, a putative class action was filed against MedPartners in the United States District Court for the Central District of California. The action purports to be a class action on behalf of all of the shareholders of Talbert Medical Management Holdings Corporation ("Talbert"), which was acquired by MedPartners in a cash tender offer transaction pursuant to which MedPartners paid $63 for each share of Talbert. The action alleges that MedPartners violated Rule 14d-10 under the Securities Exchange Act of 1934, the so-called "all holder, best price" rule, by reason of provisions in the employment agreements of two senior officers of Talbert which provided for a certain contingent payment under specific circumstances. The complaint requests class certification and claims damages and interest. The defendants have filed a motion to dismiss. An agreement to settle this case has been reached in principle, as discussed below.

  On January 7, 1998, MedPartners issued a press release announcing the termination of its proposed merger with PhyCor, Inc., and a further press release announcing certain fourth quarter 1997 charges and negative earnings estimates, which were subsequently revised downward. On January 8, 1998, there was a decline in the market prices for MedPartners publicly traded securities. Thereafter, certain persons claiming to be stockholders of MedPartners filed twenty actions (collectively the "Shareholder Litigation") in either state or federal court against MedPartners and certain officers and directors of MedPartners. Nineteen of these actions seek direct recovery to the securities holders and one is a derivative action seeking recovery on behalf of the Company.

  Of the nineteen direct actions, eighteen are putative class actions and one is a non-class action pursued on behalf of several individuals. Of the eighteen class actions, fourteen have been consolidated into a single proceeding in the United States District Court for the Northern District of Alabama under the caption In re MedPartners Securities Litigation. The remaining four class actions, Lauriello, et al. v. MedPartners, Inc. et al.; Schachter and Griffin, et al. v. MedPartners, Inc., et al.; Bronstein, et al.
v. MedPartners, Inc., et al.; and Idlebird, et al. v. MedPartners, Inc., et al., are in state court in the Circuit Court of Jefferson County, Alabama, as are both the one non-class direct action and the derivative action. One of the four class actions filed in the state court has been dismissed with prejudice upon motion and is currently on appeal to the Supreme Court of Alabama. The state court non-class direct action is captioned Blankenship, et al. v. MedPartners, Inc., et al. The state court derivative action is captioned McBride v. House, et al.

  The direct actions are brought on behalf of purchasers of common stock, Threshold Appreciation Price Securities (publicly offered in September 1997) and/or stock options. As currently stated, the class actions cover a period from spring, 1997 through early 1998, and the one non-class direct action relates to a transaction in the latter part of 1996. The actions in general assert various theories, including violation of federal and state securities laws and the common law of fraud, deceit and negligent misrepresentation, based on the public dissemination of allegedly false and misleading information about the business circumstances, assets and results of operations of MedPartners; in one of the actions, brought on behalf of participants in an employee stock purchase plan, the charges include breach of contract and fiduciary duty. The actions seek unspecified compensatory damages, and in some instances punitive damages.

  The derivative action charges various officers and directors with breach of fiduciary duty, mismanagement, unjust enrichment, abuse of control and constructive fraud, arising generally from the same alleged activities that are the subject of the direct actions, as well as from asserted but unspecified sales of stock during the affected period. It seeks unspecified compensatory damages and other relief. The cases are at various stages in the litigation process.

  An agreement in broad principle has been reached to resolve all twenty cases in the Shareholder Litigation, as well as the class action lawsuit relating to the acquisition of Talbert, discussed above. However, the settlement is subject to the negotiation and execution of definitive documentation, court approval following notice to class members and shareholders, and a hearing before the state court in Birmingham and in other courts as necessary. Management has entered into an excess insurance coverage agreement with National Union pursuant to which National Union assumed financial responsibility for the defense and ultimate resolution of the Shareholder Litigation, and management believes that the ultimate resolution of these matters presents no material adverse risk to the Company.

  In March 1998, a consortium of insurance companies and third party private payors sued Caremark and CII alleging violations of the Racketeering Influenced and Corrupt Organizations Act ("RICO") and ERISA and claims of state law fraud and unjust enrichment. The case, captioned Blue Cross and Blue Shield of Alabama, et al. v. Caremark Inc. and Caremark International, Inc., was filed in the United States District Court for the Northern District of Illinois. The plaintiffs maintain that Caremark's home infusion division implemented a scheme to submit fraudulent claims for payment to the payors which the payors unwittingly paid. The complaint seeks unspecified damages, treble damages and attorneys' fees and expenses. Caremark's motion to dismiss is pending. Discovery has not yet been commenced.

  On March 5, 1999, MPN received a cease and desist order (the "Order") from the DOC, along with a letter advising that the DOC would be conducting a non-routine audit of the finances of MPN, commencing March 8, 1999. MPN is a wholly-owned subsidiary of the Company and a health care service plan which is licensed under the Knox-Keene Health Care Service Plan Act of 1975. The DOC regulates health care service plans (HMOs) in California.

  Among other things, the Order provided that MPN "cease and desist" from transferring any funds to its parent or affiliates, except to pay capitation payments and compensation to contracting and non-contracting providers. Because this Order could be interpreted to prohibit MPN from meeting its obligations to the Company under an Amended and Restated MedPartners Provider Network, Inc. Management Agreement ("Management Agreement"), at the March 8 meeting attended by representatives from the Company and from the DOC regarding the non-routine audit, MPN and MedPartners requested that the DOC issue a written clarification of the Order. Subsequently, the DOC issued a letter of clarification, dated March 9, 1999, stating that the Order was not intended to preclude MPN "from paying for ordinary and necessary expenses incurred in its business operations as a health care service plan ..., including those actual and necessary expenses for staffing in medical and other health services, and fiscal and administrative services expenses actual and necessary for the conduct of the Plan's business."

  On March 11, 1999, the DOC appointed a conservator and assumed control of the business operations of MPN. Also on March 11, the conservator filed a voluntary petition in the United States Court for the Central District of California (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code, purportedly on behalf of MPN, placing MPN into bankruptcy. The DOC did not request or receive the approval of any court prior to taking these actions; and to date, no court has approved of these actions.

  On March 17, 1999, the Company filed an emergency motion in the Bankruptcy Court seeking to dismiss the bankruptcy case and for other relief. A hearing on the motion has been scheduled for April 21, 1999. Since March 11, 1999, the conservator, on behalf of MPN, and other parties have filed several motions seeking Bankruptcy Court approval for certain actions.

  Also on March 17, 1999, the Company filed a complaint for injunctive and declaratory relief with the Los Angeles Superior Court that would, among other things, enjoin the DOC from further proceedings with respect to MPN. On March 18, 1999, the DOC commenced an action in the Los Angeles Superior Court to confirm the DOC's order appointing a conservator. On March 23, 1999, the Superior Court issued an order to show cause to the DOC as to why further proceedings should not be enjoined and an order establishing an expedited discovery schedule for both actions and setting a hearing on the merits for April 9, 1999. At the April 9 hearing, the court did not make any final rulings on the merits, and the judge referred certain factual disputes to a referee. In light of the agreement in principle on a settlement referred to below, the parties have agreed and the court has ordered that the Superior Court proceedings be stayed until April 26, 1999, subject to resuming such proceedings upon 48 hours notice to the other party.

   On April 9, 1999, the Company and representatives of the State of California (the "State") reached an agreement in principle to settle the disputes relating to MPN. The proposed settlement provides for: a transition plan for the orderly and timely disposition of the existing operations of MPN's and the Company's California PPM-related assets; the continued funding of the Company's California PPM operations with all of the proceeds from such disposition, loans from certain health care plans and additional funding provided by the Company; restoration of MPN's assets, operations and management responsibilities to the Company, which will operate MPN as a debtor in possession under the Bankruptcy Code, subject to oversight and supervision of a new court-appointed conservator; and a monitoring role by the new conservator and the DOC with primary oversight responsibilities on the fulfillment of the proposed settlement and transition plan.

  The proposed settlement provides for a loan of up to $25 million from certain health care plans to the Company or, as designated by the Company, purchasers of MPN's and the Company's PPM-related assets. The Company is also providing a letter of credit in the amount of $25 million as security for its funding obligations. The proposed settlement is subject to the execution and delivery of definitive agreements by April 24, 1999, or a later date as agreed to by the Company and the State, and other approvals.

  Although MedPartners believes that it has a meritorious defense to the claims of liability or for damages in the actions against it, there can be no assurance that such defenses will be successful or that additional lawsuits will not be filed against MedPartners or its subsidiaries. Further, there can be no assurance that the lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of senior management of MedPartners and its subsidiaries, or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of MedPartners. MedPartners intends to vigorously pursue or defend each of these lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of 1998.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "MDM". The following table sets forth, for the calendar periods indicated, the range of high and low sales prices from January 1, 1997.

                                                                  High     Low
                                                                 ------- -------
   1997
   First Quarter................................................ $25.00  $18.00
   Second Quarter...............................................  23.50   18.00
   Third Quarter................................................  24.188  19.813
   Fourth Quarter...............................................  28.375  20.00

   1998
   First Quarter................................................ $21.625 $ 8.00
   Second Quarter...............................................  11.50    7.00
   Third Quarter................................................   7.875   1.688
   Fourth Quarter...............................................   5.25    1.938

   1999
   First Quarter (through March 5).............................. $ 6.375 $ 5.00

  On March 5, 1999, the closing sale price of the Company's Common Stock on the NYSE was $5.00.

  There were 41,358 holders of record of the Company's Common Stock as of March 5, 1999.

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

Unregistered Sales of Securities

  Pacific Medical Group

  On October 7, 1998, the Company issued an aggregate of 330,000 shares of MedPartners common stock pursuant to an earnout arrangement relating to the purchase by the Company of the stock of Pacific Medical Group in 1995. The Company relied on Section 4(2) of the Securities Act as its exemption from the registration requirements of the Securities Act.

  IMHC Management, Inc.

  On November 9, 1998, the Company issued an aggregate of 5,559 shares of MedPartners common stock to a shareholder of IMHC Management, Inc. for $2.0625 per share pursuant to the purchase of all of the outstanding common stock, $1.00 par value per share, of IMHC Management, Inc. The Company relied on
Section 4(2) of the Securities Act as its exemption from the registration requirements of the Securities Act.

Item 6. Selected Financial Data.

  The following table sets forth selected financial data for the Company derived from the Company's Consolidated Financial Statements. The selected financial data should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes thereto.

                                          Year ended December 31,
                          -----------------------------------------------------------
                             1994        1995        1996        1997        1998
                          ----------  ----------  ----------  ----------  -----------
                                   (In thousands, except per share data)
Statements of Operations
 Data:
Net revenue.............  $1,616,633  $1,840,291  $2,159,480  $2,363,404  $ 2,634,017
Income from continuing
 operations.............      95,542       9,565      32,329      38,049       30,760
Loss from discontinued
 operations.............      (6,130)   (113,904)   (177,817)   (832,775)  (1,284,878)
                          ----------  ----------  ----------  ----------  -----------
Income (loss) before
 cumulative effect of a
 change in
 accounting principle...      89,412    (104,339)   (145,488)   (794,726)  (1,254,118)
Cumulative effect of a
 change in accounting
 principle..............         --          --          --      (25,889)      (6,348)
                          ----------  ----------  ----------  ----------  -----------
Net income (loss).......  $   89,412  $ (104,339) $ (145,488) $ (820,615) $(1,260,466)
                          ==========  ==========  ==========  ==========  ===========
Earnings (loss) per
 common share
 outstanding(1):
 Income from continuing
  operations............  $     0.73  $     0.06  $     0.19  $     0.20  $      0.16
 Loss from discontinued
  operations............       (0.05)      (0.75)      (1.05)      (4.48)       (6.79)
 Cumulative effect of a
  change in accounting
  principle.............         --          --          --        (0.14)       (0.03)
                          ----------  ----------  ----------  ----------  -----------
 Net income (loss) per
  share.................  $     0.68  $    (0.69) $    (0.86) $    (4.42) $     (6.66)
                          ==========  ==========  ==========  ==========  ===========
Weighted average common
 shares outstanding.....     130,435     152,453     169,897     185,830      189,327
Diluted earnings (loss)
 per common share
 outstanding:
 Income from continuing
  operations............  $     0.65  $     0.06  $     0.19  $     0.20  $      0.16
 Loss from discontinued
  operations............       (0.04)      (0.72)      (1.02)      (4.39)       (6.77)
 Cumulative effect of a
  change in accounting
  principle.............         --          --          --        (0.14)       (0.03)
                          ----------  ----------  ----------  ----------  -----------
 Net income (loss) per
  share.................  $     0.61  $    (0.66) $    (0.83) $    (4.33) $     (6.64)
                          ==========  ==========  ==========  ==========  ===========
Weighted average common
 and dilutive equivalent
 shares outstanding.....     146,773     158,109     174,028     189,573      189,927

Balance Sheet Data:
Cash and cash
 equivalents............  $  101,101  $   56,295  $  112,792  $  109,098  $    23,100
Working capital.........     146,817     164,097     270,189      83,813       85,111
Total assets............   1,276,835   1,431,563   1,807,366   2,891,896    1,862,106
Long-term debt, less
 current portion........     286,329     392,552     663,979   1,395,079    1,735,096
Total stockholders'
 equity (deficit).......     650,819     678,905     839,073      92,221   (1,144,173)

--------
(1) Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented in accordance with the applicable rules of the Commission.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The purpose of the following discussion is to facilitate the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company. This discussion should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto. Unless the context otherwise requires, as used herein, the term "MedPartners" or the "Company" refers collectively to MedPartners, Inc. and its subsidiaries and affiliates.

General

  MedPartners operates one of the largest independent PBM companies in the United States, with net revenue of approximately $2.6 billion for the year ended December 31, 1998.

  The Company manages PBM programs for clients throughout the United States, including corporations, insurance companies, unions, government employee groups and managed care organizations. During 1998, the Company dispensed approximately 11 million prescriptions through three mail service pharmacies and processed approximately 33 million prescriptions through a network of more than 50,000 retail and other pharmacies.

  The Company's CT services are designed to meet the healthcare needs of individuals with certain chronic diseases or conditions. These services include the design, development and management of comprehensive programs comprising drug therapy, physician support and patient education. The Company currently provides therapies and services for individuals with such conditions as hemophilia, growth disorders, immune deficiencies, cystic fibrosis, multiple sclerosis and infants with respiratory difficulties.

  On November 11, 1998, the Company announced that CPG, which includes its PBM business, would become its core operating unit. The Company also announced its intention to divest its other businesses. As a result the Company has restated its prior period financial statements to reflect the appropriate accounting for these discontinued operations. Additionally, a loss on disposal of discontinued operations charge of $1.1 billion was recorded during the fourth quarter of 1998. On January 26, 1999, the Company completed the sale of its government services business for $67 million less certain working capital adjustments. On March 12, 1999, the Company completed the sale of its Team Health business for $318.9 million, less certain expenses, and retained approximately 7.3% of the equity of the recapitalized company.

  On March 11, 1999, the Company announced that it entered into a definitive agreement for the sale of the assets of the physician practice management business that provides services to the multi-specialty physicians group, Kelsey-Seybold Medical Group, P.A. The purchaser is a joint venture between St. Luke's Episcopal Health System and Methodist Health Care System. The joint venture will acquire the MedPartners and Kelsey-Seybold management services agreement and related assets valued at approximately $89 million, and the new Holcombe Building, a major new site for Kelsey-Seybold, and other assets valued at approximately $61 million. The transaction is subject to customary regulatory and board approvals and closing conditions.

Results of Operations for the Years Ended December 31, 1996, 1997 and 1998

 Continuing Operations

  For the years ended December 31, 1996, 1997, and 1998, net revenue was $2,159.5 million, $2,363.4 million and $2,634.0 million, representing increases of $203.9 million and $270.6 million during 1997 and 1998, respectively. This growth is entirely internal and has not been supplemented by acquisitions. Key factors contributing to this growth include high customer retention, increased sales to retained customers, new customer contracts and drug cost inflation. These growth factors were partially offset in 1996 and 1997 by selective non-renewal of certain accounts not meeting threshold profitability levels. The preponderance of the Company's revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. Revenues for selected types of services are earned based on a percentage of savings achieved or on a per-enrollee or per-member basis; however, these revenues are not material to total revenues.

  Operating income was $121.4, $100.5 and $137.9 million in 1996, 1997 and 1998, respectively. Operating margins were 5.6%, 4.3% and 5.2% for these same periods. The operating income and margin decrease in 1997 was due almost entirely to a $20 million loss recognized on a risk-share contract. This particular contract was the only significant PBM risk-share contract. During 1998, the Company renegotiated this risk-share contract, changing it to a fee-for-service arrangement beginning in 1999. Adjusting for the impact of the $20 million loss contract reserve, operating margins for 1998 and 1997 were comparable. (Operating income represents earnings before interest and income taxes and excludes merger expenses and restructuring and impairment charges.)

  In 1996, the Company incurred merger expenses of $55.5 million related to the acquisition of Caremark. This charge primarily related to transaction costs such as investment banking and legal fees. Also included in this amount were charges relating to occupancy costs for excess facilities and elimination of certain information systems in the PBM business.

  Restructuring expenses totaled $10.6 million in 1997 and $9.5 million in 1998. These charges primarily related to severance and occupancy costs for excess facilities.

  Net interest expense was $5.9 million, $27.2 million and $78.8 million for the years ended December 31, 1996, 1997 and 1998, respectively. The year over year increases in interest expense primarily resulted from increased debt levels. Increases in debt levels were a result of substantial uses of cash in the Company's discontinued operations for acquisitions, capital expenditures and working capital requirements. The net interest expense allocated to the discontinued operations was limited by generally accepted accounting principles; accordingly, the interest expense allocated to continuing operations is not necessarily indicative of the net interest expense those operations would have incurred as an independent entity on a stand alone basis.

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

  Management believes, considering all available information, including the Company's history of earnings (after adjustments for nonrecurring items, restructuring charges, permanent differences, and other appropriate items) and after considering appropriate tax planning strategies, it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance for $736.0 million, which is the amount of the deferred tax assets in excess of the deferred tax liabilities. The valuation allowance has been established due to the uncertainty of forecasting future income and also covers certain net operating losses of non-consolidated entities that can only offset future taxable income generated by those entities.

  In November 1997, the Emerging Issues Task Force ("EITF") issued EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology" ("EITF 97-13"). EITF 97-13 requires process reengineering costs, as defined, which had been previously capitalized as part of an information technology project to be written off as a cumulative catch-up adjustment in the fourth quarter of 1997. The Company recorded a charge of $25.9 million, net of tax of $15.8 million, as a result of EITF 97-13. The Company incurred such costs primarily in connection with the process reengineering associated with the new operating systems installed for its PBM operations.

  In April 1998, the American Institute of Certified Public Accountants issued a Statement of Position "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities be expensed as incurred. The Company recorded a charge of $6.3 million, net of tax of $3.9 million, as a cumulative effect adjustment retroactive to January 1, 1998.

 Discontinued Operations

  The loss from discontinued operations includes losses from the Company's PPM business, contract services business, international business and CII's previously reported discontinued operations. Discontinued operations for 1996 reflects a $67.9 million after-tax charge related to CII's settlement with private payors discussed in Note 13 of the accompanying audited Consolidated Financial Statements and merger charges of $253.5 million for acquisitions in the PPM and contract services businesses. Discontinued operations for 1997 includes a fourth quarter restructuring and impairment charge of $636.1 million. This charge relates primarily to the restructuring and impairment of selected assets of certain clinic operations within the PPM business and includes goodwill impairment and other asset write downs. Also included in the discontinued operations loss for 1997 are merger charges of $59.4 million for acquisitions in the PPM and contract services businesses. Discontinued operations for 1998 include a charge taken in the fourth quarter of $1.1 billion. This charge consists primarily of the non-cash write off of intangibles, the Company's deferred tax assets and other PPM assets. The remainder of the charge reflects the future cash costs of exiting the PPM business. Also included in the net loss from discontinued operations for 1998 are losses of $0.2 billion for the operations of these discontinued operations.

 Other Matters

  Year 2000 Compliance. The year 2000 ("Y2K") presents a problem for computer software and hardware that were not designed to handle dates beyond the year 1999. The Y2K Problem is pervasive and complex because virtually every computer operation will be affected in some way by the rollover of the last two digits of the year to "00." As a consequence, any such software and hardware will need to be modified some time prior to December 31, 1999 in order to remain functional. Computer systems and hardware that do not properly handle this rollover could generate erroneous data or fail to function.

  The Company has initiated a company-wide program to address the Y2K Problem with respect to the information systems (software and hardware) and equipment and systems utilized in the Company's operations. The program includes: (1) an inventory of the information systems, hardware, and equipment (the "Systems, Hardware and Equipment") utilized in operations; (2) an assessment of the Y2K issues associated with the Systems, Hardware and Equipment; (3) the remediation of such Systems, Hardware and Equipment to achieve Y2K readiness ("Y2K Readiness" or "Y2K Ready"); (4) the testing of such Systems, Hardware and Equipment to confirm Y2K Readiness; and (5) the development of contingency plans to address Y2K and the principal risks facing the Company in its efforts to achieve Y2K Readiness. The Company's Y2K program also includes its "Trading Partners Initiative," which is designed to provide the Company with insights into the Y2K Readiness of certain of the Company's customers, suppliers and vendors. In addition, the Company has sent letters to certain manufacturers of the hardware and equipment utilized in operations requesting that such manufacturers address the Y2K Readiness of such hardware and equipment.

  In terms of the status of the Company's Y2K program, including systems related to discontinued operations, management believes that the Company's inventory of information systems is approximately 99% complete, that its assessment of Y2K issues associated with such information systems is approximately 90% complete and that its remediation efforts with respect to such information systems is approximately 45% complete. With respect to the status of the Company's Y2K efforts with respect to equipment and systems that include embedded logic or software which presents Y2K issues, management believes that the inventory of such equipment and systems is approximately 50% complete. The Company's assessment of Y2K issues associated with such equipment and systems is approximately 50% complete and its remediation efforts with respect to such equipment and systems is approximately 15% complete. The Company expects to complete its assessment of all of these areas by June 1999. The Company expects to commence testing efforts with respect to the Systems, Hardware and Equipment following the completion of the inventory and assessment stages of its Y2K program. The Company has not, to date, received substantial responses to its requests of customers, suppliers and vendors with respect to their Y2K Readiness. As a result, management is currently unable to form an opinion as to the present level of risk associated with the state of Y2K Readiness of the Company's customers, vendors and suppliers, other than a belief that the Y2K issues generally associated with the healthcare industry are very significant and complex and include issues associated with the delivery of healthcare services and products as well as the billing and collection of amounts due for such services and products.

  According to a recent report (the "Report") by the Senate Special Subcommittee on the Year 2000 Technology Problem, the healthcare industry lags behind other industries in Y2K preparedness. While, according to the Report, the pharmaceutical segment appears to be better Y2K prepared than other segments of the healthcare industry, the preparedness of health claim billing systems of third party payors is progressing slowly.

  Management of the Company believes that the Company's Y2K program will be substantially completed by the third quarter of 1999. The Company estimates that the total cost of the Y2K program, including $28 million in costs associated with discontinued operations, will be approximately $32.5 million, of which approximately $14.9 million has been spent through December 31, 1998. Of such aggregate Y2K expenditures made to date, management currently estimates that approximately $12.2 million consisted of capital expenditures for new or replacement Systems, Hardware and Equipment and approximately $2.7 million consisted of expenses of the Y2K program. The source of the funding utilized to make such historical expenditures has been borrowings under the Company's credit facility and cash flow from operations. Management of the Company believes that a significant amount of the funds spent to date and budgeted in the future for achieving Y2K Readiness would otherwise have been spent and budgeted in connection with the Company's ongoing information technology consolidation efforts to reduce the number of information systems and hardware platforms utilized in its operations and acquired through the Company's various acquisition transactions over the years.

  The Company believes that the most reasonably likely worse case scenario with respect to Y2K issues is the possibility that equipment and systems that include embedded logic or software will fail to be Y2K Ready and that such failure will cause such equipment to fail to operate or operate improperly. The failure of such equipment may expose individual patients to potential injury and may expose the Company to claims and liabilities. At this time the Company cannot estimate the likelihood or magnitude of any such equipment or systems failures. The Company has not established a contingency plan for the failure of such equipment or systems but plans to establish such a plan during 1999 in conjunction with the implementation of the Y2K program.

  The Y2K problems experienced by the Company's vendors, suppliers and distribution network could result in the Company experiencing difficulty in obtaining and distributing prescription drugs or pharmaceutical therapies, thereby disrupting the Company's PBM business as historically conducted. Y2K problems experienced by HMOs, other third party payors and the government agencies which administer Medicare, Medicaid and other government sponsored healthcare programs, may result in delays in payments to the Company for services or in erroneous payments for such services which could adversely affect the Company's results of operations and liquidity.

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

Factors That May Affect Future Results

  The future operating results and financial condition of the Company are dependent on the Company's ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. The future operating results and financial condition of the Company may be affected by a number of additional factors, including: the Company's divestiture of its discontinued operations; the proposed settlement and transition plan to exit its PPM operations in the State of California; the Company's compliance with or changes in government regulations, including pharmacy licensing requirements and healthcare reform legislation; potentially adverse resolution of lawsuits pending against the Company and its affiliates; declining reimbursement levels of products distributed; identification of growth opportunities; implementation of the Company's strategic plan; liabilities potentially in excess of insurance risks; the Company's liquidity and capital requirements; and the Company's potential failure to ensure its information systems are Year 2000 compliant. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

  There are various legal matters which, if materially adversely determined, could have a material adverse effect on the Company's operating results and financial condition. See Note 13 to the accompanying audited Consolidated Financial Statements of the Company.

Liquidity and Capital Resources

  The Company has experienced positive cash flow from continuing operations for each of the last three fiscal years. This positive cash flow has been offset by the Company's investing activities, primarily capital expenditures, and cash used in the discontinued operations. The cash flow from continuing operations for the year ended December 31, 1998 was $83.9 million, offset by net capital expenditures of $20.1 million and cash used in discontinued operations of $486.4 million. The combined cash used in discontinued operations of $1.811 billion over the last three years is the primary cause of the Company's significant debt level of $1.735 billion at December 31, 1998.

  On June 9, 1998, the Company entered into an amendment and restatement of its $1.0 billion credit facility with NationsBank, N.A. as administrative agent. The credit facility is unsecured, but is guaranteed by the Company's material subsidiaries. The credit facility consists of the following:

    i. a one-year non-amortizing term loan in an aggregate principal amount of up to $300 million (the Company has an option to extend the term loan for an additional two years as an amortizing term loan) ($278 million outstanding at December 31, 1998);

    ii. a three-year non-amortizing term loan in an aggregate principal amount of up to $300 million ($278 million outstanding at December 31, 1998); and

    iii. a three-year revolving credit facility in an aggregate principal amount of up to $400 million ($309 million in outstanding borrowings and $64 million in letters of credit under the revolving credit facility, resulting in $27 million in available borrowing capacity at December 31,
  1998).

  Effective December 4, 1998, the Company amended its credit facility to permit a $75 million accounts receivable securitization. The Company has securitized certain of its accounts receivables with The Chase Manhattan Bank as funding agent. This facility provides approximately $75 million in liquidity to the Company.

  Effective January 13, 1999, the Company entered into an amendment to its credit facility, bringing it in line with the Company's new corporate strategy of separating from its PPM business to focus on its CPG business. The credit agreement provides for 75% of the first $500 million in net cash proceeds received from asset sales after December 8, 1998 to be used to reduce the Company's outstanding debt under its term loans. The remaining 25% of such net asset sales proceeds, up to a maximum of $125 million, is available to the Company for use in its business and operations in the ordinary course. All net cash proceeds in excess of $500 million from such asset sales are to be used to reduce the Company's outstanding debt under its term loans.

  Effective April 15, 1999, the Company entered into an amendment to its Credit Facility to modify the terms of its credit agreement concerning the Company's proposed settlement with the State of California (see Note 15) on April 9, 1999. The terms of the agreement were modified to among other things
(a) permit the Company to enter into a comprehensive settlement agreement and transition plan (the '"California Transition Plan") with the State of California and certain health care service plans; (b) permit the sale or other disposition of all of the property and assets of the Company's California PPM operations, with proceeds remaining in the California PPM operations to satisfy liabilities and obligations of the Company's California PPM operations; (c) to increase to $215 million (of which $15 million is available solely to pay amounts under certain promissory notes), from $125 million, the amount of net asset sale proceeds available to the Company for use in its business and operations in the ordinary course; and (d) modify certain financial ratios for periods ending on or after March 31, 1999.

  The Company's discontinued operations will continue to use significant amounts of cash until the Company divests such operations. Proceeds from the sales of these operations will be used to reduce the term loans and the revolver to the extent required under the amended credit agreement. Cash used to fund exit costs, which are classified in current liabilities as other accrued expenses and liabilities, will be funded by the revolving credit facility and cash flow from continuing operations. The Company believes that amounts available from the sales of discontinued operations, amounts available under its revolving credit facility and cash flow from continuing operations will be sufficient to fund the cash requirements. However, if the cash generated from such sources is insufficient to fund discontinued operations until they are divested, or if the Company is unable to successfully implement its divestiture strategy in a timely manner, the Company's liquidity position could be adversely affected.

  On April 9, 1999, the Company and representatives of the State of California (the "State") have signed a letter of intent to settle the disputes relating to MPN. The proposed settlement provides for a loan of up to $25 million from certain health care services plans to the Company or, as designated by the Company, purchasers of MPN's and the Company's physician practice assets. The Company is also providing a letter of credit in the amount of $25 million in respect of its funding obligations with respect to the proposed settlement. For a detailed discussion, see Item 3. "Legal Proceedings."

  In September 1997, the Company issued 21.7 million 6.50% Threshold Appreciation Price Securities ("TAPS") with a stated amount of $22.1875 per security. Each TAPS consists of (i) a stock purchase contract which obligates the holder to purchase common stock from the Company on the final settlement date (August 31, 2000) and (ii) 6.25% U.S. Treasury Notes due August 31, 2000. Under each stock purchase contract the Company is obligated to sell, and the TAPS holder is obligated to purchase on August 31, 2000, between 0.8197 of a share and one share of the Company's Common Stock. The exact number of common shares to be sold is dependent on the market value of the Company's Common Stock in August 2000. The number of shares issued by the Company in conjunction with this security will not be more than approximately 21.7 million or less than approximately 17.8 million (subject to certain anti-dilution adjustments). The Treasury Notes forming a part of the TAPS have been pledged to secure the obligations of the TAPS holders under the purchase contracts. Pursuant to the TAPS, TAPS holders receive payments equal to 6.50% of the stated amount per annum consisting of interest on the Treasury Notes at the rate of 6.25% per annum and yield enhancement payments payable semi-annually by the Company at the rate of 0.25% of the stated amount per annum. Additional paid-in capital has been reduced by $20.4 million for issuance costs and the present value of the annual 0.25% yield enhancement payments payable to the holders of the TAPS. These securities are not included on the Company's balance sheet; an increase in stockholders' equity would be reflected upon receipt by the Company of cash proceeds of $481.4 million on August 31, 2000 from the issuance of the Company's common stock pursuant to the TAPS.

Quarterly Results (Unaudited)

  The following tables set forth certain unaudited quarterly financial data for 1997 and 1998. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of normal recurring items) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                 Quarter Ended
                          ----------------------------------------------------------------------------------------------
                          March 31, June 30,  September 30, December 31, March 31,  June 30,  September 30, December 31,
                            1997      1997        1997          1997       1998       1998        1998          1998
                          --------- --------  ------------- ------------ ---------  --------  ------------- ------------
                                                                (In thousands)
Net revenue.............  $591,879  $599,705    $578,040     $ 593,780   $620,226   $639,457    $660,608    $   713,726
Operating expenses......   563,238   567,389     545,233       587,027    591,272    608,037     623,189        673,611
Net interest expense....     4,767     6,116       6,808         9,478     18,622     20,603      17,547         22,024
Restructuring and
 impairment charges.....       --        --          --         10,610        --       9,500         --             --
                          --------  --------    --------     ---------   --------   --------    --------    -----------
Income (loss) from
 continuing operations
 before income taxes....    23,874    26,200      25,999       (13,335)    10,332      1,317      19,872         18,091
Income tax expense
 (benefit)..............     9,366    10,273      10,195        (5,145)     3,926        500       7,551          6,875
                          --------  --------    --------     ---------   --------   --------    --------    -----------
Income (loss) from
 continuing operations..    14,508    15,927      15,804        (8,190)     6,406        817      12,321         11,216
Income (loss) from
 discontinued
 operations, net of
 taxes..................    29,889   (89,313)     33,365      (806,716)   (31,486)   (24,081)     (3,709)    (1,225,602)
Cumulative effects of a
 change in accounting
 principle..............       --        --          --        (25,889)       --         --          --          (6,348)
                          --------  --------    --------     ---------   --------   --------    --------    -----------
Net income (loss).......  $ 44,397  $(73,386)   $ 49,169     $(840,795)  $(25,080)  $(23,264)   $  8,612    $(1,220,734)
                          ========  ========    ========     =========   ========   ========    ========    ===========
Earnings (loss) per
 common share
 outstanding(1):
 Income (loss) from
  continuing
  operations............  $   0.08  $   0.09    $   0.08     $   (0.04)  $   0.03   $   0.01    $   0.06    $      0.06
 Income (loss) from
  discontinued
  operations............  $   0.16  $  (0.48)   $   0.18     $   (4.29)  $  (0.17)  $  (0.13)   $  (0.02)   $     (6.45)
 Cumulative effect of
  change in accounting
  principle.............  $    --   $    --     $    --      $   (0.14)  $    --    $    --     $    --     $     (0.03)
                          --------  --------    --------     ---------   --------   --------    --------    -----------
Net income (loss).......  $   0.24  $  (0.39)   $   0.26     $   (4.47)  $  (0.14)  $  (0.12)   $   0.04    $     (6.42)
                          ========  ========    ========     =========   ========   ========    ========    ===========
Weighted average common
 shares outstanding.....   183,666   184,570     186,691       187,888    188,610    189,245     189,585        190,078
Earnings (loss) per
 common share
 outstanding(2):
 Income (loss) from
  continuing
  operations............  $   0.08  $   0.08    $   0.08     $   (0.04)  $   0.03   $   0.01    $   0.06    $      0.06
 Income (loss) from
  discontinued
  operations............  $   0.16  $  (0.48)   $   0.18     $   (4.29)  $  (0.17)  $  (0.13)   $  (0.02)   $     (6.41)
 Cumulative effect of
  change in accounting
  principle.............  $    --   $    --     $    --      $   (0.14)  $    --    $    --     $    --     $     (0.03)
                          --------  --------    --------     ---------   --------   --------    --------    -----------
Net income (loss).......  $   0.24  $  (0.40)   $   0.26     $   (4.47)  $  (0.14)  $  (0.12)   $   0.04    $     (6.38)
                          ========  ========    ========     =========   ========   ========    ========    ===========
Weighted average common
 shares outstanding.....   187,156   187,595     190,382       187,888    189,432    189,612     189,659        191,215

--------
(1) Earnings (loss) per share is computed by dividing net income (loss) by the number of common shares outstanding during the periods presented in accordance with the applicable rules of the Commission.
(2) For the computation of diluted earnings (loss) per share, no incremental shares related to options are included for periods with net losses from continuing operations.

  The Company's historical unaudited quarterly financial data has been restated to include the results of certain operations as discontinued operations. The quarterly data for 1998 has also been restated to reflect the Company's adoption of the American Institute of Certified Public Accountants Statement of Position "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). The Company's Quarterly Reports on Form 10-Q were filed prior to these operations being classified as discontinued operations and the adoption of SOP 98-5 therefore, the financial data included in those reports differs from the amounts for the quarters included herein. The differences are summarized as follows:

                                    Quarter Ended           Quarter Ended
                                    March 31, 1997          June 30, 1997
                                ----------------------- -----------------------
                                Form 10-Q   As Restated Form 10-Q   As Restated
                                ----------  ----------- ----------  -----------
                                    (In thousands)          (In thousands)
Net revenue...................  $1,332,271   $591,879   $1,560,600   $599,705
Income from continuing
 operations before income
 taxes........................      65,411     23,874       21,588     26,200
Income tax expense............      24,925      9,366       19,540     10,273
Net income (loss).............      40,486     44,397      (73,386)   (73,386)

                                    Quarter Ended           Quarter Ended
                                  September 30, 1997        March 31, 1998
                                ----------------------- -----------------------
                                Form 10-Q   As Restated Form 10-Q   As Restated
                                ----------  ----------- ----------  -----------
                                    (In thousands)          (In thousands)
Net revenue...................  $1,614,062   $578,040   $1,743,097   $620,226
Income from continuing
 operations before income
 taxes........................      87,951     25,999      (34,186)    10,332
Income tax expense (benefit)..      33,509     10,195       (8,439)     3,926
Net income (loss).............      49,169     49,169      (25,747)   (25,080)

                                    Quarter Ended            Quarter Ended
                                    June 30, 1998         September 30, 1998
                                ----------------------- -----------------------
                                Form 10-Q   As Restated Form 10-Q   As Restated
                                ----------  ----------- ----------  -----------
                                    (In thousands)          (In thousands)
Net revenue...................  $1,752,686   $639,457   $1,739,189   $660,608
Income from continuing
 operations before income
 taxes........................     (40,895)     1,317       15,340     19,872
Income tax expense (benefit)..     (17,249)       500        7,617      7,551
Net income (loss).............     (23,646)   (23,264)       7,723      8,612

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to market risk from changes in interest rates related to its long-term debt. The impact on earnings and value of its long-term debt is subject to change as a result of movements in market rates and prices. As of December 31, 1998, the Company had $865 million in long-term debt subject to variable interest rates. The remaining $870 million in long-term debt is subject to fixed rates of interest. A hypothetical increase in interest rates of 1% would result in potential losses in future pre-tax earnings of approximately $8.7 million per year. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on the impact of the hypothetical interest rates on the Company's long-term debt balances and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

Item 8. Financial Statements and Supplementary Data.

  Consolidated Financial Statements of the Company meeting the requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

                                                                          Page
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors........................  28
Consolidated Balance Sheets as of December 31, 1997 and 1998.............  29
Consolidated Statements of Operations for the Years Ended December 31,
 1996, 1997 and 1998.....................................................  30
Consolidated Statements of Stockholders' Equity (Deficit) for the Years
 Ended December 31, 1996, 1997 and 1998..................................  31
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1996, 1997 and 1998.....................................................  32
Notes to Consolidated Financial Statements...............................  33

  Other financial statements and schedules required under regulation S-X are listed in Item 14(a)(2) of this Annual Report on Form 10-K.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
MedPartners, Inc.

  We have audited the accompanying consolidated balance sheets of MedPartners, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedPartners, Inc. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the financial statements, in 1997 and 1998 the Company changed its method of accounting for process reengineering and start-up costs, respectively.

                                          Ernst & Young LLP

Birmingham, Alabama
March 12, 1999, except for
Notes 7 and 15 as to which the date is April 15, 1999

                               MEDPARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       -----------------------
                                                          1997        1998
                                                       ----------  -----------
                                                           (In thousands)
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $  109,098  $    23,100
  Accounts receivable, less allowances for bad debts
   of $10,111 in 1997 and $11,136 in 1998.............    304,624      185,719
  Inventories.........................................    138,235      171,739
  Deferred tax assets, net............................     72,203          --
  Income tax receivable...............................     10,446          --
  Prepaid expenses and other current assets...........      8,721       11,513
  Current assets of discontinued operations...........    677,780      793,495
                                                       ----------  -----------
    Total current assets..............................  1,321,107    1,185,566
Property and equipment, net...........................    114,152      115,835
Intangible assets, net................................     35,883       27,463
Deferred tax assets, net..............................    175,619          --
Other assets..........................................     27,090       51,272
Non current assets of discontinued operations.........  1,218,045      481,970
                                                       ----------  -----------
    Total assets...................................... $2,891,896  $ 1,862,106
                                                       ==========  ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.................................... $  192,421  $   215,861
  Other accrued expenses and liabilities..............    215,960      297,265
  Income tax payable..................................        --         9,480
  Current portion of long-term debt...................        233          207
  Current liabilities of discontinued operations......    828,680      577,642
                                                       ----------  -----------
    Total current liabilities.........................  1,237,294    1,100,455
Long-term debt, net of current portion................  1,395,079    1,735,096
Other long-term liabilities...........................     34,539       61,954
Long-term liabilities of discontinued operations......    132,763      108,774
Contingencies (Note 13)
Stockholders' equity (deficit):
  Common stock, $.001 par value; 400,000 shares
   authorized, issued--197,766 in 1997 and 199,032 in
   1998...............................................        198          199
  Additional paid-in capital..........................    937,233      954,420
  Shares held in trust, 9,317 in 1997 and 8,838 in
   1998...............................................   (150,200)    (142,477)
  Accumulated deficit.................................   (695,010)  (1,956,315)
                                                       ----------  -----------
    Total stockholders' equity (deficit)..............     92,221   (1,144,173)
                                                       ----------  -----------
    Total liabilities and stockholders' equity
     (deficit)........................................ $2,891,896  $ 1,862,106
                                                       ==========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                               MEDPARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended December 31,
                                           -----------------------------------
                                              1996        1997        1998
                                           ----------  ----------  -----------
                                                    (In thousands)
Net revenue............................... $2,159,480  $2,363,404  $ 2,634,017
Operating expenses:
  Cost of revenues........................  1,941,834   2,153,005    2,383,666
  General and administrative..............     69,858      67,431       70,945
  Corporate overhead......................      8,051      18,162       16,776
  Depreciation and amortization...........     18,354      24,289       24,722
  Net interest expense....................      5,908      27,169       78,796
  Restructuring charges (Note 11).........        --       10,610        9,500
  Merger expenses (Note 11)...............     55,461         --           --
                                           ----------  ----------  -----------
    Income from continuing operations
     before income taxes..................     60,014      62,738       49,612
Income tax expense........................     27,685      24,689       18,852
                                           ----------  ----------  -----------
    Income from continuing operations.....     32,329      38,049       30,760
Discontinued operations:
  Loss from discontinued operations, net
   of tax expense (benefit) of $(59,007),
   $(154,081) and $243,977 in 1996, 1997
   and 1998, respectively (Note 2)........   (177,817)   (832,775)  (1,284,878)
Cumulative effect of a change in
 accounting principle, net of tax benefit
 of $(15,792) in 1997 and $(3,890) in
 1998.....................................        --      (25,889)      (6,348)
                                           ----------  ----------  -----------
Net loss.................................. $ (145,488) $ (820,615) $(1,260,466)
                                           ==========  ==========  ===========
Earnings (loss) per common share
 outstanding:
  Income from continuing operations....... $     0.19  $     0.20  $      0.16
  Loss from discontinued operations.......      (1.05)      (4.48)       (6.79)
  Cumulative effect of a change in
   accounting principle...................        --        (0.14)       (0.03)
                                           ----------  ----------  -----------
Net loss.................................. $    (0.86) $    (4.42) $     (6.66)
                                           ==========  ==========  ===========
Weighted average common shares
 outstanding..............................    169,897     185,830      189,327
                                           ==========  ==========  ===========
Diluted earnings (loss) per common share
 outstanding:
  Income from continuing operations....... $     0.19  $     0.20  $      0.16
  Loss from discontinued operations.......      (1.02)      (4.39)       (6.77)
  Cumulative effect of a change in
   accounting principle...................        --        (0.14)       (0.03)
                                           ----------  ----------  -----------
Net loss.................................. $    (0.83) $    (4.33) $     (6.64)
                                           ==========  ==========  ===========
Weighted average common and dilutive
 equivalent shares outstanding............    174,028     189,573      189,927
                                           ==========  ==========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                               MEDPARTNERS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                 Year Ended December 31,
                                             ---------------------------------
                                               1996       1997        1998
                                             ---------  ---------  -----------
                                                     (In thousands)
Common Stock:
  Balance, beginning of year................ $     165  $     184  $       198
  Beginning balance of immaterial poolings
   of interests entities....................         6        --           --
  Common stock issued and capital
   contributions............................        10          7          --
  Stock issued in connection with
   acquisitions.............................         3          7            1
                                             ---------  ---------  -----------
  Balance, end of year......................       184        198          199
Additional Paid In Capital:
  Balance, beginning of year................   541,230    855,162      937,233
  Beginning balance of immaterial poolings
   of interests entities....................       620      2,396          --
  Common stock issued and capital
   contributions............................   226,190        --           --
  Exercise of stock options.................    46,654     75,964        5,096
  Stock issued from shares held in trust in
   connection with the Employee Stock
   Purchase Plan............................       --         --        (4,177)
  Stock issued in connection with
   acquisitions.............................    40,468     23,466       16,541
  Issuance costs and present value of yield
   enhancement payments payable to holders
   of Threshold Appreciation Price
   Securities...............................       --     (20,417)         --
  Other.....................................       --         662         (273)
                                             ---------  ---------  -----------
  Balance, end of year......................   855,162    937,233      954,420
Shares Held In Trust:
  Balance, beginning of year................  (150,200)  (150,200)    (150,200)
  Shares issued for Employee Stock Purchase
   Plan.....................................       --         --         7,723
                                             ---------  ---------  -----------
  Balance, end of year......................  (150,200)  (150,200)    (142,477)
Retained Earnings (Deficit):
  Balance, beginning of year................   287,859    133,927     (695,010)
  Beginning balance of immaterial poolings
   of interests entities....................      (238)    (3,287)         --
  Net loss for two months ended December 31,
   1995 for acquired entity with October 31
   year end.................................    (8,057)       --           --
  Comprehensive Income
   Net loss.................................  (145,488)  (820,615)  (1,260,466)
   Other comprehensive income--unrealized
    loss on marketable equity securities,
    net of taxes............................      (149)    (5,035)        (839)
                                             ---------  ---------  -----------
   Total comprehensive income...............  (145,637)  (825,650)  (1,261,305)
                                             ---------  ---------  -----------
  Balance, end of year......................   133,927   (695,010)  (1,956,315)
                                             ---------  ---------  -----------
    Total stockholders' equity (deficit).... $ 839,073  $  92,221  $(1,144,173)
                                             =========  =========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                               MEDPARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                             ---------------------------------
                                               1996       1997        1998
                                             ---------  ---------  -----------
                                                     (In thousands)
Cash flows from operating activities:
 Net loss................................... $(145,488) $(820,615) $(1,260,466)
 Adjustments for non-cash items:
  Net loss from discontinued operations.....   177,817    832,775    1,284,878
  Cumulative effect of change in accounting
   principle, net of taxes..................       --      25,889        6,348
  Restructuring charges.....................       --      10,610        9,500
  Depreciation and amortization.............    18,354     24,289       24,722
  Deferred tax expense (benefit)............    23,778       (219)      18,852
  Merger expenses...........................    55,461        --           --
 Changes in operating assets and
  liabilities:
  Accounts receivable.......................    26,443    (52,461)      23,897
  Inventories...............................   (25,011)    (9,777)     (33,504)
  Accounts payable..........................     2,824     (7,580)      23,353
  Other.....................................   (59,105)    89,682      (13,660)
                                             ---------  ---------  -----------
   Net cash and cash equivalents provided by
    continuing operations...................    75,073     92,593       83,920
 Investing activities:
  Cash paid for merger expense..............   (17,453)   (34,158)         --
  Additions to intangibles..................    (4,238)      (205)         --
  Purchase of property and equipment........   (29,702)   (18,567)     (28,661)
  Proceeds from sale of property and
   equipment................................       --         --         8,523
                                             ---------  ---------  -----------
   Net cash and cash equivalents used in
    investing activities....................   (51,393)   (52,930)     (20,138)
 Financing activities:
  Common stock issued and capital
   contributions............................   271,863     76,588        8,369
  Issuance costs related to debt financing..   (15,947)   (20,579)      (6,100)
  Net borrowings (repayments) under Credit
   Facility.................................   (77,000)   311,500      340,399
  Proceeds from issuance of senior
   subordinated notes.......................       --     420,000          --
  Proceeds from issuance of bonds payable...   450,000        --           --
  Net repayment of other debt...............   (98,381)    (3,717)        (408)
                                             ---------  ---------  -----------
   Net cash and cash equivalents provided by
    financing activities....................   530,535    783,792      342,260
 Cash paid for restructuring................       --         --        (5,670)
 Discontinued operations:
  Operating activities......................     6,370   (172,225)    (246,437)
  Investing activities......................  (370,124)  (606,974)    (280,708)
  Financing activities......................  (133,964)   (47,950)      40,775
                                             ---------  ---------  -----------
   Cash used by discontinued operations.....  (497,718)  (827,149)    (486,370)
                                             ---------  ---------  -----------
 Net increase (decrease) in cash and cash
  equivalents...............................    56,497     (3,694)     (85,998)
 Cash and cash equivalents at beginning of
  year......................................    56,295    112,792      109,098
                                             ---------  ---------  -----------
 Cash and cash equivalents at end of year... $ 112,792  $ 109,098  $    23,100
                                             =========  =========  ===========
Supplemental disclosure of cash flow
 information
 Cash paid (received) during the period,
  including amounts related to discontinued
  operations, for:
  Interest.................................. $  42,979  $  62,175  $   128,444
                                             =========  =========  ===========
  Income taxes.............................. $ (16,848) $   4,513  $      (393)
                                             =========  =========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                               MEDPARTNERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

1. Accounting Policies

 Description of Business

  In September 1996, MedPartners/Mullikin, Inc. combined with Caremark International Inc. ("CII"). This business combination was accounted for as a pooling of interests. The combined company was renamed MedPartners, Inc. (herein referred to as the "Company" or "MedPartners").

  The Company provides prescription benefit management ("PBM") and theurapeutic pharmaceutical services ("CT" services) and associated disease management programs (collectively "CPG"), for clients throughout the United States, including corporations, insurance companies, unions, government employee groups and managed care organizations. During 1998, the Company dispensed approximately 11 million prescriptions through three mail service pharmacies and processed approximately 33 million prescriptions through a network of more than 50,000 retail and other pharmacies.

  The Company's CT services are designed to meet the healthcare needs of individuals with certain chronic diseases or conditions. These services include the design, development and management of comprehensive programs comprising drug therapy, physician support and patient education. The Company currently provides therapies and services for individuals with such conditions as hemophilia, growth disorders, immune deficiencies, cystic fibrosis, multiple sclerosis, and infants with respiratory difficulties.

 Restatement of Financial Statements

  During the fourth quarter of 1998 the Company announced its plans to separate from its physician practice management ("PPM") business. The Company had previously announced its intent to sell the business units that comprised its contract services business. Prior period financial statements have been restated to show this division, along with the contract services and international businesses, as discontinued operations.

 Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying Consolidated Financial Statements and Notes thereto. Actual results could differ from those estimates.

 Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts of all cash and cash equivalents approximate fair value. Certain cash balances expected to be sold with the discontinued operations have been classified with the net assets of discontinued operations, including approximately $93.1 million related to MedPartners Provider Network, Inc., a PPM entity required by law to maintain certain levels of depository cash.

 Marketable Securities

  The Company's investments have been classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as other comprehensive income in stockholders' equity unless a decline in value is judged other than temporary. When this is the case, unrealized losses are reflected in the results of operations. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method.

 Trade Receivable Securitization

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), which requires the Company to allocate the carrying amount of its trade receivables sold among the residual interest, servicing rights retained and interest sold, based on their relative fair values. Gain or loss on sale of receivables depends in part on the previous carrying amount of retained interest, allocated in proportion to their fair value. Fair values were estimated using the present value of future cash flows. Discount rates used are commensurate with the risk associated with the retained interest.

 Inventories

  Inventories, which are primarily finished goods, consist of pharmaceutical drugs, medical equipment and supplies and are stated at the lower of cost (first-in, first-out method) or market.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation of property and equipment is calculated using either the declining balance or the straight-line method over the shorter of the estimated useful lives of the assets or the term of the underlying leases. Estimated useful lives range from 3 to 10 years for equipment and computer software, 10 to 20 years for leasehold improvements and 10 to 40 years for buildings and improvements based on type and condition of assets.

 Intangible Assets

  Intangible assets are primarily composed of costs associated with obtaining long-term financing, which are being amortized and included in interest expense systematically over the terms of the related debt agreements.

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

 New Accounting Pronouncements

  In November 1997, the Emerging Issues Task Force ("EITF") issued EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology" ("EITF 97-13"). EITF 97-13 requires process reengineering costs, as defined, which had been previously capitalized as part of an information technology project to be written off as a cumulative catch-up adjustment in the fourth quarter of 1997. The Company recorded a charge of $25.9 million, net of tax of $15.8 million, as a result of EITF 97-13. The Company incurred such costs primarily in connection with the process reengineering associated with the new operating systems installed for its PBM operations.

  In April 1998, the American Institute of Certified Public Accountants issued a Statement of Position "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities be expensed as incurred. The Company recorded a charge of $6.3 million, net of tax of $3.9 million, as a cumulative effect adjustment retroactive to January 1, 1998.

  As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's consolidated net income or consolidated stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption had been reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

2. Discontinued Operations

  On November 11, 1998, the Company announced that CPG, which includes the PBM business, would become its core operating unit. The Company also announced its intent to divest its PPM and contract services businesses. As a result, the Company has restated its prior period financial statements to reflect the appropriate accounting for these businesses, as well as the international operations sold during 1998, as discontinued operations. The measurement date for the PPM and contract services transactions is January 14, 1999.

  The operating results of these discontinued operations are summarized as follows:

                                               Year Ended December 31,
                                          -----------------------------------
                                             1996        1997        1998
                                          ----------  ----------  -----------
                                                   (In thousands)
   Net revenue........................... $3,062,539  $3,967,747  $ 4,369,536
   Operating expenses....................  3,049,714   4,259,128    4,488,771
   Merger expenses.......................    253,484      59,434          --
   Restructuring charges.................        --      636,041       65,675
                                          ----------  ----------  -----------
    Loss from operations before income
     taxes...............................   (240,659)   (986,856)    (184,910)
   Income tax expense (benefit)..........    (60,319)   (154,081)      34,453
                                          ----------  ----------  -----------
    Loss from operations.................   (180,340)   (832,775)    (219,363)
   Gain/estimated (loss) on disposal.....      3,835         --      (855,991)
   Income tax expense....................      1,312         --       209,524
                                          ----------  ----------  -----------
   Net gain (loss) on disposal...........      2,523         --    (1,065,515)
                                          ----------  ----------  -----------
    Total loss on discontinued
     operations.......................... $ (177,817) $ (832,775) $(1,284,878)
                                          ==========  ==========  ===========

  For the year ended December 31, 1996, the discontinued operations loss includes losses from the Company's PPM, contract services and international businesses. Included in these losses were merger charges totaling $253.5 for acquisitions in the PPM and contract services businesses. Of this amount, approximately $32.5 million relates to the merger with Pacific Physician Services, Inc. and approximately $195.8 million relates to the merger with CII.

  In March 1996, CII agreed to settle all disputes with a number of private payors related to its home infusion business, which was sold to Coram Healthcare Corporation in 1995. The settlements resulted in an after-tax charge of $43.8 million. In addition, CII agreed to pay $24.1 million after tax to cover the private payors' pre-settlement related expenses. An after-tax charge for the above amounts has been recorded in 1996 discontinued operations.

  The discontinued operations loss for the year ended December 31, 1997, includes losses from the PPM, contract services and international businesses. The most significant component of these losses is a restructuring and impairment charge of $636.0 million that was taken in the fourth quarter of 1997. This charge primarily relates to the restructuring and impairment of selected assets of certain clinic operations within the PPM business and includes goodwill impairment and other asset write downs. Of the total charge, approximately $552.4 million relates to the impairment of goodwill. The remaining $83.6 million relates to the severance of approximately 600 employees and 114 physicians, leases, the write down of various assets and other exit costs. Also included in the discontinued operations loss are merger charges of $59.4 million which relate primarily to the acquisition of InPhyNet Medical Management, Inc.

  In July 1997, the parties to the certain litigation announced that a settlement had been reached pursuant to which CII returned for cancellation all of the securities issued in connection with an acquisition and paid the party $45 million in cash. The settlement agreement also provided for the termination and resolution of all disputes and issues between the parties and for the exchange of mutual releases. The settlement resulted in a 1997 after-tax charge from discontinued operations of approximately $75.4 million.

  Discontinued operations loss for the year ended December 31, 1998 includes the losses of the PPM, contract services and international businesses and a $1.1 billion charge taken in the fourth quarter to exit these businesses. This charge included approximately $815.4 million for the impairment and write-off of intangibles and other PPM assets, estimated costs to exit the PPM operations of approximately $340.9 million, (including $153.9 million to fully reserve the Company's deferred tax assets) and approximately $90.8 million, net of taxes of $55.6 million, for the estimated net gain for the sale of the contract services business. These amounts are estimates. The actual results could differ from those outlined above. Also included in discontinued operations loss for the year ended December 31, 1998 are restructuring charges of $65.7 million that relate primarily to severance costs, costs associated with the closing of certain clinic operations and real estate obligations for space no longer in use or scheduled to become vacant.

  Included in the balance sheet line "Other accrued expenses and liabilities" at December 31, 1998 are reserves related to discontinued operations of approximately $155.4 million. These reserves relate primarily to the estimated costs to exit the PPM business.

  Non-cash financing activities for discontinued operations included the issuance of $39.9, $23.5 and $15.6 million of stock for acquisitions in 1996, 1997 and 1998 respectively. Cash paid for acquisitions in these discontinued operations was $160.5, $415.3 and $146.4 for the years ended December 31, 1996, 1997 and 1998, respectively.

  Net interest expense allocated to discontinued operations was $18.8, $28.6 and $32.3 million for the years ended December 31, 1996, 1997 and 1998, respectively. Interest was allocated to discontinued operations based on the guidance in EITF 87-24-Allocation of Interest to Discontinued Operations ("EITF 87-24"). An additional allocation of $18.6 million in interest costs was included in the estimated loss on the sale of discontinued operations.

3. Financial Instruments

  The Company's financial instruments include cash and cash equivalents, investments in marketable and non-marketable securities and debt obligations. The carrying value of marketable and non-marketable securities, which approximated fair value, are not material. The carrying value of debt obligations was $870.0 million at December 31, 1997 and 1998. The fair value of these obligations approximated $858.3 and $737.8 million at December 31, 1997 and 1998, respectively. The fair value of marketable securities is determined using market quotes and rates. The fair value of non-marketable securities are estimated based on information provided by these companies. The fair value of long-term debt has been estimated using market quotes.

4. Trade Receivable Securitization

  In December 1998 the Company sold approximately $321 million in trade account receivables, with a pre-tax loss of $6.1 million, which includes $3.3 million in transaction costs to a qualifying special purpose entity, ("QSPE") in a securitization transaction. The Company retained servicing responsibilities and subordinated interest. For the servicing responsibilities the Company is paid 1% based on the amount of receivables serviced. The contractual servicing fees received by the Company are considered adequate compensation for services rendered and accordingly, no asset or liability has been recorded. As additional credit enhancement under the agreement, the Company is required to maintain a $20 million net equity balance within the QSPE for the term of the structure (approximately one year) for capital purposes.

  Activity in retained interest in trade receivable securitizations was as follows for the year ended December 31, 1998, in thousands:

      Balance at the beginning of the year............................ $    -0-
       Additions......................................................  149,327
       Accretion......................................................     (129)
       Excess cash flow received on retained interest.................  (70,473)
                                                                       --------
      Balance at end of the year...................................... $ 78,725
                                                                       ========

  The components of retained interest in the trade receivable securitization was as follows as of December 31, 1998:

      Subordinated interest............................................ $60,274
      Fair value of restricted capital.................................  18,580
                                                                        -------
                                                                        $78,854
                                                                        =======

5. Intangible Assets

  Net intangible assets totaled $35.9 million and $27.5 million at December 31, 1997 and 1998, respectively. As of December 31, 1997 and 1998, accumulated amortization totaled $8.8 million and $11.8 million, respectively. Debt issuance costs represent the primary components of intangible assets. Amortization expense for the years ended December 31, 1996, 1997 and 1998 was $4.6 million, $6.1 million, and $6.3 million, respectively.

6. Property and Equipment

  Property and equipment consisted of the following:

                                                               December 31,
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
                                                              (In thousands)
   Land..................................................... $     79  $     79
   Buildings and leasehold improvements.....................   22,324    27,417
   Equipment and computer software..........................  118,405   128,758
   Construction-in-progress.................................   27,963    33,871
                                                             --------  --------
                                                              168,771   190,125
   Less accumulated depreciation and amortization...........  (54,619)  (74,290)
                                                             --------  --------
                                                             $114,152  $115,835
                                                             ========  ========

  Depreciation expense for the years ended December 31, 1996, 1997 and 1998 was $13.8 million, $18.2 million, and $18.4 million, respectively.

7. Long-Term Debt

  Long-term debt consisted of the following:

                                                           December 31,
                                                       ----------------------
                                                          1997        1998
                                                       ----------  ----------
                                                          (In thousands)
   Advances under Credit Facility, due 2001........... $  524,500  $  864,900
   Bonds payable with interest at 7 3/8%, interest
    only paid semi-annually, due in 2006..............    450,000     450,000
   Senior subordinated notes with interest at 6 7/8%,
    interest only paid semi-annually, due in 2000.....    420,000     420,000
   Other long-term notes payable......................        812         403
                                                       ----------  ----------
                                                        1,395,312   1,735,303
   Less amounts due within one year...................       (233)       (207)
                                                       ----------  ----------
                                                       $1,395,079  $1,735,096
                                                       ==========  ==========

  On June 9, 1998, the Company entered into an amendment and restatement of its $1.0 billion credit facility with Nations Bank, N.A. as administrative agent. The credit facility is unsecured but is guaranteed by the Company's material subsidiaries. The amendment of the credit facility includes the following:

    i. a one-year non-amortizing term loan in an aggregate principal amount of up to $300 million (the Company has an option to extend the term loan an additional two years as an amortizing term loan) ($278 million outstanding at December 31, 1998);

    ii. a three year non-amortizing term loan in an aggregate principal amount of up to $300 million ($278 million outstanding at December 31, 1998); and

    iii. a three-year revolving credit facility in an aggregate principal amount of up to $400 million ($309 million in outstanding borrowings and $64 million in letters of credit, resulting in $27 million in available borrowing capacity as of December 31, 1998).

  Effective December 4, 1998, the Company amended its credit facility to permit a $75 million accounts receivable securitization. The Company has securitized certain of its accounts receivables with The Chase Manhattan Bank as funding agent. This facility provides approximately $75 million in liquidity to the Company.

  Effective January 13, 1999, the Company entered into a second amendment to its credit facility, bringing it in line with the Company's new corporate strategy of separating from its PPM business to focus on its CPG business. The credit agreement now provides for 75% of the first $500 million in net cash proceeds received from asset sales after December 8, 1998 to be used to reduce the Company's outstanding debt under its term loans. The remaining 25% of such net asset sales proceeds, up to a maximum of $125 million, is available to the Company for use in its business and operations in the ordinary course. All net cash proceeds in excess of $500 million from such asset sales are to be used to reduce the Company's outstanding debt under its term loan.

  Effective April 15, 1999, the Company entered into an amendment to its credit facility to modify the terms of its credit agreement concerning the Company's proposed settlement with the State of California (see Note 15) on April 9, 1999. The terms of the agreement were modified to (a) permit the Company to enter into a comprehensive settlement agreement and transition plan with the State of California and certain health care service plans; (b) permit the sale or other disposition of all of the property and assets of the Company's California PPM operations, with proceeds remaining in the California PPM operations to satisfy liabilities and obligations of the Company's California PPM operations; (c) to increase to $215 million (of which $15 million is available solely to pay amounts under certain promissory notes), from $125 million, the amount of net asset sale proceeds available to the Company for use in its business and operations in the ordinary course; and (d) modify certain financial ratios for periods ending on or after March 31, 1999.

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

  The following is a schedule of principal maturities of long-term debt as of December 31, 1998:

                                                                  (In thousands)
                                                                  --------------
   1999..........................................................   $      207
   2000..........................................................      420,196
   2001..........................................................      864,900
   2002..........................................................          --
   2003..........................................................          --
   Thereafter....................................................      450,000
                                                                    ----------
     Total.......................................................   $1,735,303
                                                                    ==========

  To manage interest rates and to lower its cost of borrowing, the Company entered into an interest rate swap during 1997. The notional principal amount of the swap was $200 million and was used solely as the basis for which the payment streams were calculated and exchanged. The notional amount is not a measure of the exposure to the Company through the use of the swap. The purpose of the interest rate swap was to essentially modify the interest rate characteristics of a portion of the Company's debt, from fixed to floating rate. The contract was terminated in September 1998.

  Interest expense totaled $7.2, $29.8 and $85.0 million in 1996, 1997 and 1998, respectively. Interest income totaled $1.3, $2.6, and $6.2 million in 1996, 1997, and 1998, respectively. These amounts exclude net interest expense allocated to discontinued operations of $18.8, $28.6 and $32.3 million for the years ended December 31, 1996, 1997 and 1998 respectively.

  Operating Leases: Operating leases generally consist of short-term lease agreements for professional and administrative office space. These leases generally have five-year terms with renewal options. Lease expense from continuing operations for the years ended December 31, 1996, 1997 and 1998 was $16.2 million, $10.5 million and $16.9 million, respectively. The following is a schedule of future minimum lease payments under noncancelable operating leases, excluding discontinued operations lease obligations, as of December 31, 1998:

                                                                  (In thousands)
                                                                  --------------
   1999..........................................................    $11,105
   2000..........................................................      9,707
   2001..........................................................      8,844
   2002..........................................................      8,323
   2003..........................................................      7,353
   Thereafter....................................................     25,850
                                                                     -------
     Total.......................................................    $71,182
                                                                     =======

8. Capitalization

  The Company's Third Restated Certificate of Incorporation provides that the Company may issue 9.5 million shares of Preferred Stock, par value $0.001 per share, 0.5 million shares of Series C Junior Participating Preferred Stock, par value $0.001 per share, and 400 million shares of Common Stock, par value $0.001 per share. As of December 31, 1998 no shares of the preferred stock were outstanding.

  In September 1997, the Company issued 21.7 million 6.50% Threshold Appreciation Price Securities ("TAPS") with a stated amount of $22.1875 per security. Each TAPS consists of (i) a stock purchase contract which obligates the holder to purchase common stock from the Company on the final settlement date (August 31, 2000) and (ii) 6.25% U.S. Treasury Notes due August 31, 2000. Under each stock purchase contract the Company is obligated to sell, and the TAPS holder is obligated to purchase, on August 31, 2000, between 0.8197 of a share and one share of the Company's common stock. The exact number of common shares to be sold is dependent on the market value of the Company's common shares in August 2000. The number of shares issued by the Company in conjunction with this security will not be more than approximately 21.7 million or less than approximately 17.8 million (subject to certain anti-dilution adjustments). The Treasury Notes forming a part of the TAPS have been pledged to secure the obligations of the TAPS holders under the purchase contracts. Pursuant to the TAPS, TAPS holders receive payments equal to 6.50% of the stated amount per annum consisting of interest on the Treasury Notes at the rate of 6.25% per annum and yield enhancement payments payable semi-annually by the Company at the rate of 0.25% of the stated amount per annum. Additional paid-in capital has been reduced by approximately $20.4 million for issuance costs and the present value of the annual 0.25% yield enhancement payments payable to the holders of the TAPS. These securities are not included on the Company's balance sheet; an increase in stockholders' equity would be reflected upon receipt by the Company of cash proceeds of $481.4 million on August 31, 2000 from the issuance of the Company's common stock pursuant to the TAPS.

  The earnings (loss) per common share outstanding computation is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. The weighted average common and dilutive shares outstanding for the years ended December 31, 1996, 1997 and 1998 of
174.0 million, 189.6 million and 189.9 million, respectively, include 4.1 million, 3.7 million and 0.6 million for each respective year of common shares issuable on exercise of certain stock options.

9. Income Tax Expense

  At December 31, 1998, the Company had a cumulative net operating loss ("NOL") carryforward for federal income tax purposes of approximately $819 million available to reduce future amounts of taxable income. If not utilized to offset future taxable income, the net operating loss carryforwards will expire on various dates through 2018.

  Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                              December 31,
                                                           --------------------
                                                             1997       1998
                                                           ---------  ---------
                                                             (In thousands)
   Deferred tax assets:
     Merger/acquisition costs............................. $  22,325  $  14,379
     Bad debts............................................    14,640     29,075
     Restructuring........................................    18,900     64,154
     Malpractice..........................................     7,119     21,924
     Goodwill amortization................................   128,269    104,151
     Accrued vacation.....................................     9,202      9,112
     NOL carryforward.....................................   215,147    283,324
     Alternative minimum tax credit carryforward..........    20,195     20,195
     Discontinued operations write down...................       --     344,008
     Other................................................    55,308     29,138
                                                           ---------  ---------
   Gross deferred tax assets..............................   491,105    919,460
   Valuation allowance for deferred tax assets............  (109,278)  (736,032)
                                                           ---------  ---------
                                                             381,827    183,428
   Deferred tax liabilities
     Purchase reserves....................................    16,529     18,084
     Change in accounting method..........................     3,390        725
     Prepaid expenses.....................................     4,339      5,190
     State taxes..........................................     5,399     27,036
     Shared risk receivable...............................     4,423      3,952
     Excess tax depreciation..............................    15,546     22,645
     Other amortization...................................    71,256     66,093
     Other long term reserves.............................       --      19,183
     Other................................................    13,123     20,520
                                                           ---------  ---------
   Gross deferred tax liabilities.........................   134,005    183,428
                                                           ---------  ---------
   Net deferred tax asset................................. $ 247,822  $     --
                                                           =========  =========

  Because of the uncertainty of the ultimate realization of the net deferred tax asset, the Company has established a valuation allowance for the amount of the asset that is not otherwise used to offset deferred tax liabilities. The change in valuation allowance for 1998 resulted in an increase in tax expense of approximately $627 million.

  Income tax expense (benefit) on continuing operations is as follows:

                                                       Year Ended December 31,
                                                       -------------------------
                                                        1996     1997     1998
                                                       -------  -------  -------
                                                           (In thousands)
   Current:
     Federal.......................................... $ 3,992  $24,179  $   --
     State............................................     (85)     729      --
                                                       -------  -------  -------
                                                         3,907   24,908      --
   Deferred:
     Federal..........................................  21,516     (193)  16,562
     State............................................   2,262      (26)   2,290
                                                       -------  -------  -------
                                                        23,778     (219)  18,852
                                                       -------  -------  -------
                                                       $27,685  $24,689  $18,852
                                                       =======  =======  =======

  The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1996    1997    1998
                                                        ------- ------- -------
                                                            (In thousands)
   Federal tax at statutory rate....................... $21,005 $21,958 $17,364
   Add (deduct):
     State income tax, net of federal tax benefit......   1,415     457   1,488
     Non deductible merger expense.....................   4,245     --      --
     Other.............................................   1,020   2,274     --
                                                        ------- ------- -------
                                                        $27,685 $24,689 $18,852
                                                        ======= ======= =======

10. Stock Based Compensation Plans

  The Company offers participation in stock option plans to certain employees and individuals. Awarded options typically vest and become exercisable in incremental installments over a period of either two or four years and expire no later than ten years and one day from the date of grant. The number of shares authorized under the various plans was approximately 41,636,052 million as of December 31, 1998.

  The following table summarizes stock option activity for the indicated years:

                                   1996                     1997                     1998
                         ------------------------ ------------------------ ------------------------
                                        Weighted-                Weighted-                Weighted-
                                         Average                  Average                  Average
                                        Exercise                 Exercise                 Exercise
                            Options       Price      Options       Price      Options       Price
                         -------------- --------- -------------- --------- -------------- ---------
                         (In Thousands)           (In Thousands)           (In Thousands)
Outstanding:
  Beginning of year.....     17,008      $13.71       19,294      $14.69        21,696     $17.50
  Granted...............     12,448       19.11       10,047       19.02        21,820       5.65
  Exercised.............     (4,281)      10.87       (6,315)      10.26          (271)      1.81
  Canceled/expired......     (5,881)      23.98       (1,330)      18.05       (12,858)     14.73
                             ------                   ------                  --------
  End of year...........     19,294       14.69       21,696       17.50        30,387       9.69
  Exercisable at end of
   year.................     12,472       13.57       11,755       15.66        10,108       8.99
Weighted-average fair
 value of options
 granted during the
 year...................                 $ 5.93                   $ 5.23                   $ 5.05

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                         Options Outstanding                    Options Exercisable
                            ---------------------------------------------- -----------------------------
                               Options     Weighted-Average   Weighted-       Options       Weighted-
                             Outstanding      Remaining        Average      Exercisable      Average
                             at 12/31/98   Contractual Life Exercise Price  at 12/31/98   Exercise Price
                            -------------- ---------------- -------------- -------------- --------------
                            (In thousands)     (Years)                     (In thousands)
   Under $3.26.............     12,871           9.56           $ 3.10         2,565         $  3.09
   $3.26-$17.876...........     11,816           5.15            12.50         6,999           10.35
   $17.877 and above.......      5,700           8.20            18.75           544           19.30

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

                                                           1996   1997    1998
                                                           -----  -----  ------
   Risk-free interest rates...............................  6.21%  6.03%  5.095%
   Expected volatility.................................... 0.442  0.396  2.2065
   Expected option lives (years from vest date)...........   1.0    1.0     1.0

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement 123, the Company's net loss and loss per share would have been reduced to pro forma net loss from continuing operations of $(3.1), $(2.1) and $(54.2) million and pro forma net losses of $(180.9), $(860.7) and $(1,345.4) million for the years ended December 31, 1996, 1997 and 1998, respectively. Per share amounts would have been reduced to pro forma net loss from continuing operations of $(0.02), $(0.01) and $(0.29) and pro forma net losses per share of $(1.04), $(4.54) and $(7.08) for the years ended December 31, 1996, 1997 and 1998, respectively.

11. Merger and Restructuring Charges

  Included in the pre-tax loss for the year ended December 31, 1996 are merger costs totaling $55.5 million related to the merger with CII. Investment banker, legal and other transaction costs represent $37.0 million of this amount. The remaining $18.5 million relates to occupancy costs for excess facilities and elimination of certain information systems in the PBM area.

  The Company recorded a pre-tax charge during the fourth quarter of 1997 and second quarter of 1998 of $10.6 million and $9.5 million, respectively. These charges related primarily to severance and occupancy costs for excess facilities.

12. Retirement Savings Plan

  The Company and certain subsidiaries have employee benefit plans to provide retirement, disability and death benefits to substantially all of their employees and affiliates. The plans primarily are defined contribution plans. Effective January 1, 1998, the Board of Directors approved a Retirement Savings Plan for employees and affiliates. The plan is a defined contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Full-time employees and affiliates are eligible to enroll in the plan in the first quarter following two months of service. Individuals on a part-time and per diem basis are eligible to participate in the quarter following completion of one year of service. For employees, the Company makes a matching contribution of 50% of the employee's pre-tax contribution, up to 6% of the employee's compensation, in any calendar year. The various entities that have been acquired or merged into the Company have various retirement plans that will be evaluated for possible termination or incorporation into the Company's plan.

13. Contingencies

  The Company is party to certain legal actions arising in the ordinary course of business. The Company is named as a defendant in various legal actions arising primarily out of services rendered by physicians and others employed by its affiliated medical groups, as well as personal injury and employment disputes. In addition, certain of its affiliated medical groups are named as defendants in numerous actions alleging medical negligence on the part of their physicians. In certain of these actions, the Company and/or the medical group's insurance carrier has either declined to provide coverage or has provided a defense subject to a reservation of rights. Management does not view any of these actions as likely to result in an uninsured award that would have a material adverse effect on the operating results and financial condition of the Company.

  In June 1995, Caremark and CII agreed to settle an investigation with certain agencies of the United States government (the "Settlement Agreement"). The Settlement Agreement allows Caremark and CII to continue participating in Medicare, Medicaid, and other government healthcare programs. In the Settlement Agreement, Caremark and CII agreed to continue to maintain certain compliance-related oversight procedures until June 15, 2000. Should these oversight procedures reveal credible evidence of legal or regulatory violations, Caremark and CII are required to report such violations to the OIG and DOJ. Caremark and CII are therefore subject to increased regulatory scrutiny and, in the event that either Caremark or CII commits legal or regulatory violations, it may be subject to an increased risk of sanctions or penalties, including disqualification as a provider of Medicare or Medicaid services, which would have a material adverse effect on the operating results and financial condition of the Company.

  In connection with the matters described above relating to the Settlement Agreement, Caremark and CII are the subject of various non-governmental claims and may in the future become subject to additional OIG-related claims. Caremark and CII are the subject of, and may in the future be subjected to, various private suits and claims being asserted in connection with matters relating to the OIG settlement by CII's former stockholders, patients who received healthcare services from Caremark and such patients' insurers. MedPartners cannot determine at this time what costs or liabilities may be incurred in connection with future disposition of non-governmental claims or litigation.

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

  All of these actions have been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois for coordinated pretrial procedures. Caremark was not named in the class action. In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-

Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. On July 1, 1996, the district court directed entry of a partial final order in the class action approving an amended settlement with certain of the pharmaceutical manufacturers. The amended settlement provides for a cash payment by the defendants in the class action (which does not include Caremark) of approximately $351 million to class members in settlement of conspiracy claims as well as a commitment from the settling manufacturers to abide by certain injunctive provisions. All class action claims against non-settling manufacturers as well as all opt out and other claims generally, including all Robinson-Patman Act claims against Caremark, remain unaffected by this settlement, although numerous additional settlements have been reached between a number of the parties to the class and individual manufacturers. The class action conspiracy claims against the remaining defendants were tried in the fall of 1998, and resulted in a judgment by the court at the close of the plaintiffs' case in favor of the remaining defendants. That judgment is currently being appealed. It is expected that trials of the remaining individual conspiracy claims will move forward in 1999, and will also precede the trial of any Robinson-Patman Act claims.

  In March 1998, a consortium of insurance companies and third-party private payors sued Caremark alleging violations of the Racketeering Influenced and Corrupt Organizations Act ("RICO"), the Employee Retirement Income Security Act ("ERISA") and claims of state law fraud and unjust enrichment. The case was filed in the United States District Court for the Northern District of Illinois. The plaintiffs maintain that Caremark's home infusion division implemented a scheme to submit fraudulent claims for payment to the payors which the payors unwittingly paid. The complaint seeks unspecified damages, treble damages and attorney's fees and expenses.

  There can be no assurance that the lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of senior management of MedPartners and its subsidiaries, or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously defend each of these lawsuits. The Company believes that these lawsuits will not have a material adverse effect on the operating results and financial condition of the Company.

14. Corporate Liability and Insurance

  The Company maintains professional liability insurance, general liability and other customary insurance on a claims-made and modified occurrence basis, in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business. In addition, in December 1998, the Company agreed to pay a premium of $22.5 million to acquire excess equity protection insurance coverage from National Union Insurance Company of Pittsburgh, pursuant to which National Union assumed financial responsibility for the defense and ultimate resolution of certain shareholder litigation. The Company believes that its current insurance protection is adequate for its present business operations, but there can be no assurance that the Company will be able to maintain its current insurance protection in the future or that such insurance coverage will be available on acceptable terms or adequate to cover any or all potential claims.

15. Subsequent Events

  On January 26, 1999, the Company closed the sale of its government services operations, one of the two businesses that comprised the Company's contract services division, to America Service Group, Inc. The Company received approximately $67 million in cash, less certain working capital adjustments, in this transaction.

  On March 12, 1999, the Company closed the sale of its hospital services operations, the other of the two businesses that comprised the Company's contract services business, to an affiliate comprised of Madison Dearborne Partners, Cornerstone Equity Investors, L.L.C., Beecken Petty & Company, L.L.C. and Team Health's current management team in a recapitalization transaction. The Company received approximately $318.9 million in cash, before payment of transaction costs and other expenses including insurance coverage for certain medical malpractice liabilities, in this transaction. The Company will retain 7.3% of the equity of the recapitalized company.

  Estimated gains on the two transactions noted above were included in the $1.1 billion net loss on the disposal of discontinued operations recorded in the fourth quarter of 1998.

  On March 11, 1999 the Company announced that it has entered into a definitive agreement for the sale of the assets of the PPM business that provides services to the multi-specialty physicians group, Kelsey-Seybold Medical Group, P.A. The purchaser is a joint venture between St. Luke's Episcopal Health System and Methodist Health Care System. The joint venture will acquire the MedPartners and Kelsey-Seybold management services agreement and related assets valued at approximately $89 million, and the new Holcombe Building, a major new site for Kelsey-Seybold, and other assets valued at approximately $61 million. The transaction is subject to customary regulatory and board approvals and closing conditions.

  On March 5, 1999, MPN received a cease and desist order (the "Order") from the California Department of Corporations ("DOC"), along with a letter advising that the DOC would be conducting a non-routine audit of the finances of MPN, commencing March 8. MPN is a wholly-owned subsidiary of the Company and a health care service plan which is licensed under the Knox-Keene Health Care Service Plan Act of 1975. The DOC regulates health care service plans
(HMOs) in California.

  On March 11, 1999, the DOC appointed a conservator and assumed control of the business operations of MPN. Also on March 11, the conservator filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, purportedly on behalf of MPN, placing MPN into bankruptcy. The DOC did not request or receive the approval of any court prior to taking these actions; and to date, no court has approved of these actions.

  On March 17, 1999, the Company filed an emergency motion in the Bankruptcy Court seeking to dismiss the bankruptcy case and for other relief. A hearing on the motion has been scheduled for April 21, 1999. Since March 11, 1999, the conservator, on behalf of MPN, and other parties have filed several motions seeking Bankruptcy Court approval for certain actions.

  On April 9, 1999, the Company and representatives of the State of California (the "State") reached an agreement in principle to settle the disputes relating to MPN. The proposed settlement provides for: a transition plan for the orderly and timely disposition of the existing operations of MPN's and the Company's California PPM-related assets; the continued funding of the Company's California PPM operations with all of the proceeds from such disposition, loans from certain health care plans and additional funding provided by the Company; restoration of MPN's assets, operations and management responsibilities to the Company, which will operate MPN as a debtor in possession under the Bankruptcy Code, subject to oversight and supervision of a new court-appointed conservator; and the continuation in a monitoring role by the new conservator and the DOC with primary oversight responsibilities on the fulfillment of the proposed settlement and transition plan.

  The proposed settlement provides for a loan of up to $25 million from certain health care plans to the Company or, as designated by the Company, purchasers of MPN's and the Company's physician practices assets. The Company is also providing a letter of credit in the amount of $25 million as security for its funding obligations. The proposed settlement is subject to the execution and delivery of definitive agreements by April 24, 1999, or a later date as agreed to by the Company and the State, and other approvals.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in millions)

                 Deferred Income Tax Asset Valuation Allowance

                                             Additions
                                             Charged to
                               Balance at ----------------            Balance at
                               Beginning  Costs and                     End of
   Fiscal Year End             of Period  Expenses  Other  Deductions   Period
   ---------------             ---------- --------- ------ ---------- ----------
   December 31, 1996..........   $  1.2    $  2.1   $  --    $ 0.9      $  2.4
   December 31, 1997..........   $  2.4    $  6.8   $100.1   $ --       $109.3
   December 31, 1998..........   $109.3    $629.7   $  --    $ 3.0      $736.0

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

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

 2. Financial Statement Schedules.

  All schedules for which provision is made in the applicable accounting regulations of the Commission, except for Schedule II above, have been omitted because they are not required under the related instructions, or are inapplicable, or because the information has been provided in the Consolidated Financial Statements or the Notes thereto.

 3. Exhibits.

  The Exhibits filed as a part of this Annual Report are listed in Item 14(c) of this Annual Report on Form 10-K, which is hereby incorporated herein by reference.

(b) Reports on Form 8-K.

  No reports were filed on Form 8-K during the fourth quarter of 1998.

(c) Exhibits

   Exhibit No.
   -----------
      (2)-1    --Stock Purchase Agreement, dated as of December 18, 1998, by and between InPhyNet Administrative Services, Inc. and America
                Service Group, Inc. The Exhibits and Disclosure Letter that are referenced in the table of contents and elsewhere in the Stock
                Purchase Agreement are hereby incorporated by reference. Such
                Exhibits and Disclosure Letter have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.
      (2)-2    --First Amendment to Stock Purchase Agreement, dated as of
                January 26, 1999, by and between InPhyNet Administrative
                Services, Inc. and America Service Group, Inc.
      (2)-3    --Recapitalization Agreement, dated as of January 25, 1999, by and between Team Health, Inc., MedPartners, Inc., Pacific
                Physician Services, Inc. and Team Health Holdings, L.L.C.,
                filed as Exhibit (10)-1 to the Company's Current Report on Form
                8-K filed on January 27, 1999, is hereby incorporated by
                reference. The Exhibits and Disclosure Letter that are
                referenced in the table of contents and elsewhere in the
                Recapitalization Agreement are hereby incorporated by
                reference. Such Exhibits and Disclosure Letter have been
                omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.
      (2)-4    --Purchase Agreement, dated as of March 11, 1999, by and between
                St. Luke's Episcopal Health System, Methodist Health Care
                System, MedPartners, Inc., Caremark Inc., KS-PSI of Texas,
                L.P., Caremark Resources Corporation, MedPartners Physician
                Services, Inc., Caremark Physician Services of Texas, Inc. and
                MedTex, L.P. The Schedules that are referenced in the table of contents and elsewhere in the Purchase Agreement are hereby incorporated by reference. Such Schedules have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.
      (2)-5    --Letter Agreement by and between Team Health, Inc.,
                MedPartners, Inc., Pacific Physician Services, Inc., and Team
                Health Holdings, L.L.C., dated March 11, 1999, filed as
                Exhibit (2)-2 to the Company's Current Report on Form, 8-K
                filed on March 26, 1999 is hereby incorporated herein by
                reference.
      (3)-1    --MedPartners, Inc. Third Restated Certificate of Incorporation,
                filed as Exhibit (3)-1 to the Company's Annual Report on Form
                10-K for the fiscal year ended December 31, 1996, is hereby incorporated herein by reference.

      (3)-2    --MedPartners, Inc. Fourth Amended and Restated Bylaws.

      (4)-1    --MedPartners, Inc. Rights Plan, filed as Exhibit (4)-1 to the
                Company's Registration Statement on Form S-4 (Registration No.
                33-00774), is hereby incorporated herein by reference.

      (4)-2 --Amendment No. 1 to the Rights Plan of MedPartners, Inc., filed as Exhibit (4)-2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is hereby incorporated herein by reference.

      (4)-3 --Amendment No. 2 to the Rights Plan of MedPartners, Inc., filed as Exhibit (4)-2 to the Company's Registration Statement on
                Form S-3 (Registration No. 333-17339), is hereby incorporated herein by reference.

      (4)-4    --Purchase Contract Agreement, dated September 15, 1997, between
                MedPartners, Inc. and The First National Bank of Chicago, filed as Exhibit (4)-4 to the Company's Registration Statement of
                Form S-3 (Registration No. 333-35665), is hereby incorporated herein by reference.


   Exhibit No.
   -----------
      (4)-5    --Pledge Agreement, dated September 15, 1997, by and between
                MedPartners, Inc., PNC Bank, Kentucky, Inc. and The First
                National Bank of Chicago, filed as Exhibit (4)-5 to the
                Company's Registration Statement of Form S-3 (Registration No.
                333-35665), and is hereby incorporated herein by reference thereto.
      (4)-6    --Form of Common Stock Certificate of Registrant.
     (10)-1    --Consulting Agreement, dated as of August 7, 1996, by and among
                Caremark International, Inc., MedPartners, Inc. and C.A. Lance
                Piccolo, filed as Exhibit (10)-1 to the Company's Registration
                Statement on Form S-4 (Registration No. 333-09767), is hereby incorporated herein by reference.
     (10)-2    --Consulting Agreement, dated as of November 29, 1995, by and between MedPartners, Inc. and Walter T. Mullikin, M.D., filed as Exhibit (10)-1 to the Company's Registration Statement on
                Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.

     (10)-3    --Termination Agreement, dated as of November 29, 1995, by and between MedPartners/Mullikin, Inc. and Walter T. Mullikin,
                M.D., filed as Exhibit (10)-2 to the Company's Registration
                Statement on Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.

     (10)-5    --Termination Agreement, dated as of November 29, 1995, by and between MedPartners/Mullikin, Inc. and John S. McDonald, filed as Exhibit (10)-4 to the Company's Registration Statement on
                Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.

     (10)-9    --Employment Agreement, dated September 20, 1997, by and between
                MedPartners, Inc. and John J. Arlotta.

     (10)-10   --Retirement Agreement, dated January 16, 1998, by and between
                MedPartners, Inc. and Larry R. House, filed as Exhibit (10)-1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter March 31, 1998, is hereby incorporated herein by reference.

     (10)-11   --Employment Agreement, dated March 18, 1998, by and between
                MedPartners, Inc. and E. Mac Crawford, filed as Exhibit (10)-4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter March 31, 1998, is hereby incorporated herein by reference.

     (10)-12   --Amendment No. 1 to Employment Agreement, dated August 6, 1998, by and between MedPartners, Inc. and E. Mac Crawford, filed as Exhibit (10)-2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, is hereby incorporated herein by reference.

     (10)-13   --Nonqualified Stock Option Agreement, dated August 6, 1998, by and between MedPartners, Inc. and E. Mac Crawford, filed as Exhibit (10)-3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, is hereby incorporated herein by reference.

     (10)-14   --Employment Agreement, dated March 15, 1998, by and between
                MedPartners, Inc. and Rosalio J. Lopez.

     (10)-15   --Employment Agreement, dated May 7, 1998, by and between
                MedPartners, Inc. and James H. Dickerson, Jr.

     (10)-16   --Employment Agreement, dated July 1, 1998, by and between
                MedPartners, Inc. and Edward L. Hardin, Jr.


   Exhibit No.
   -----------
     (10)-17   --$1 Billion Third Amended and Restated Credit Agreement, dated
                June 9, 1998, by and between MedPartners, Inc., NationsBank,
                National Association (successor by merger of NationsBank,
                National Association (South)), as Administrative Agent for
                Lenders, The First National Bank of Chicago, as Documentation
                Agent for Lenders, and the Lenders thereto, filed as Exhibit
                (10)-1 to the Company's Quarterly Report on Form 10-Q for the
                fiscal quarter ended June 30, 1998, is hereby incorporated herein by reference.

     (10)-18   --Amended and Restated MedPartners, Inc. Incentive Compensation
                Plan.

     (10)-19   --The Registrant's Non-Employee Director Stock Option Plan,
                filed as Exhibit (4)-2 to the Company's Registration Statement on Form S-8 (Registration No. 333-14163), is hereby incorporated herein by reference.

     (10)-20   --The Registrant's Amended and Restated 1993 Stock Option Plan.

     (10)-21   --The Registrant's Amended and Restated 1994 Stock Incentive
                Plan.

     (10)-22   --The Registrant's 1994 Non-Employee Director Stock Option Plan,
                filed as Exhibit (4)-5 to the Company's Registration Statement on Form S-8 (Registration No. 333-30145), is hereby incorporated herein by reference.

     (10)-23   --The Registrant's Amended and Restated 1995 Stock Option Plan.

     (10)-24   --The Registrant's Amended and Restated 1997 Long Term Incentive
                Compensation Plan.

     (10)-25   --1998 Employee Stock Option Plan, filed as Exhibit (4)-5 to the
                Company's Registration Statement on Form S-8 (Registration No.
                333-64371), is hereby incorporated herein by reference.

     (10)-26   --1998 New Employee Stock Option Plan, filed as Exhibit (99)-1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, is hereby incorporated herein by reference.

     (10)-27   --Receivables Transfer Agreement, dated December 4, 1998, by and between Park Avenue Receivables Corporation, MP Receivables
                Company, Caremark Inc., and The Chase Manhattan Bank.

     (10)-28   --Receivables Purchase Agreement, dated December 4, 1998, by and between Caremark Inc. and MP Receivables Company.

     (10)-29   --Amendment and Waiver No. 1 to the Third Amended and Restated
                Credit Agreement, dated December 4, 1998, by and between
                MedPartners, Inc., NationsBank, Credit Lyonnais New York
                Branch, The First National Bank of Chicago, Morgan Guaranty
                Trust Company of New York, NationsBanc Montgomery Securities
                LLC, and NationsBank, N.A., filed as Exhibit (10)-1 to the Company's Current Report on Form 8-K filed on January 15, 1999, and is hereby incorporated herein by reference thereto.

     (10)-30   --Amendment and Waiver No. 2 to the Third Amended and Restated
                Credit Agreement, dated January 13, 1999 by and between
                MedPartners, Inc., NationsBank, N.A., Credit Lyonnais New York
                Branch, The First National Bank of Chicago, Morgan Guaranty
                Trust Company of New York, and NationsBanc Montgomery
                Securities LLC, filed as Exhibit (10)-2 to the Company's
                Current Report on Form 8-K filed on January 15, 1999, and is hereby incorporated herein by reference thereto.

     (10)-31   --Amendment and Waiver No. 3 to the Third Amended and Restated
                Credit Agreement dated February 9, 1999, by and between
                MedPartners, Inc., NationsBank, N.A., Lyonnais New York Branch,
                The First National Bank of Chicago, Morgan Guaranty Trust
                Company of New York, NationsBanc Montgomery Securities LLC and
                NationsBank, N.A.


   Exhibit No.
   -----------
     (10)-32   --Amendment and Waiver No. 4 to the Third Amended and Restated
                Credit Agreement dated March 18, 1999, by and between
                MedPartners, Inc., Nations Bank, N.A., Lyonnais New York
                Branch, The First National Bank of Chicago, Morgan Guaranty
                Trust Company of New York, NationsBanc Montgomery Securities
                LLC and NationsBank, N.A.
     (10)-33   --Amendment and Waiver No. 5 to the Third Amended and Restated
                Credit Agreement dated April 1, 1999, by and between
                MedPartners Inc., NationsBank, N.A., Lyonnais New York
                Branch, The First National Bank of Chicago, Morgan Guaranty
                Trust Company of New York, NationsBank Montgomery Securities
                LLC and NationsBank, N.A.

     (21)      --Subsidiaries of MedPartners, Inc.

     (23)      --Consent of Ernst & Young LLP, Independent Auditors.

     (27)      --Financial Data Schedule.


                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MedPartners, Inc.

                                              /s/ James H. Dickerson, Jr.
                                          By: _________________________________
                                                  James H. Dickerson, Jr.
                                                 Executive Vice President,
                                                Chief Financial Officer and
                                                          Director
Date: April 15, 1999

  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Capacity                  Date
              ---------                          --------                  ----

      /s/ Edwin M. Crawford            President, Chief Executive     April 15, 1999
______________________________________  Officer and Chairman of the
          Edwin M. Crawford             Board

      /s/ Richard M. Scrushy           Director                       April 15, 1999
______________________________________
          Richard M. Scrushy

   /s/ Larry D. Striplin, Jr.          Director                       April 15, 1999
______________________________________
        Larry D. Striplin, Jr.

   /s/ Charles W. Newhall, III         Director                       April 15, 1999
______________________________________
       Charles W. Newhall, III

      /s/ Ted H. McCourtney            Director                       April 15, 1999
______________________________________
          Ted H. McCourtney

   /s/ Walter T. Mullikin, M.D.        Director                       April 15, 1999
______________________________________
       Walter T. Mullikin, M.D.

    /s/ John S. McDonald, J.D.         Director                       April 15, 1999
______________________________________
        John S. McDonald, J.D.

      /s/ Michael D. Martin            Director                       April 15, 1999
______________________________________
          Michael D. Martin

    /s/ Rosalio J. Lopez, M.D.         Director                       April 15, 1999
______________________________________
        Rosalio J. Lopez, M.D.



              Signature                          Capacity                  Date
              ---------                          --------                  ----

      /s/ C.A. Lance Piccolo           Director                      April 15, 1999
______________________________________
          C.A. Lance Piccolo

      /s/ Roger L. Headrick            Director                      April 15, 1999
______________________________________
          Roger L. Headrick

      /s/ Kristen E. Gibney            Director                      April 15, 1999
______________________________________
          Kristen E. Gibney

   /s/ James H. Dickerson, Jr.         Executive Vice President,     April 15, 1999
______________________________________  Chief
       James H. Dickerson, Jr.          Financial Officer and
                                        Director

        /s/ Howard McLure              Senior Vice President and     April 15, 1999
______________________________________  Chief
            Howard McLure               Accounting Officer