Form 10-Q
period 1999-03-31
MEDPARTNERS INC
filed 1999-05-17
CIK 1000736

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                              ---------------------    -----------------------

                         Commission file number: 0-27276

                                MEDPARTNERS, INC.
             (Exact Name of Registrant as Specified in its Charter)


      DELAWARE                                          63-1151076
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at May 7, 1999
     -------------------------              --------------------------
     COMMON STOCK, PAR VALUE                        199,267,201*
         $.001 PER SHARE

* Includes 8,732,440 shares held in trust to be utilized in employee benefit plans.

                           FORWARD LOOKING STATEMENTS

     In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Section 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. MedPartners, Inc. ("MedPartners" or the "Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

     "Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of MedPartners. MedPartners undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

     The "forward-looking statements" contained in this document are made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". Moreover, the Company, through its senior management, may from time to time make "forward-looking statements" about matters described herein or other matters concerning the Company.

     There are several factors which could adversely affect the Company's operations and financial results including, but not limited to, the following:

     Risks relating to the Company's divestiture of its discontinued operations; risks relating to the implementation of the Company's settlement agreement with the State of California; risks relating to the Company's compliance with or changes in government regulations, including pharmacy licensing requirements and healthcare reform legislation; risks relating to adverse resolution of lawsuits pending against the Company and its affiliates; risks relating to declining reimbursement levels of products distributed; risks relating to identification of growth opportunities; risks relating to implementation of the Company's strategic plan; risks relating to liabilities in excess of insurance risks; risks relating to the Company's liquidity and capital requirements; and risks relating to the Company's failure to ensure its information systems are Year 2000 compliant.

                                MEDPARTNERS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         March 31, 1999 (Unaudited) and December 31, 1998.......................   4

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months Ended March 31, 1999 and 1998.............................   5

         Condensed Consolidated  Statements of Cash Flows (Unaudited) -
         Three Months Ended March 31, 1999 and 1998.............................   6

         Notes to Condensed Consolidated Financial Statements (Unaudited).......   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............  14

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................  15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                MEDPARTNERS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                                                        MARCH 31        DECEMBER 31,
                                                                                          1999             1998
                                                                                      ------------     ------------
                                                                                             (IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.....................................................     $    9,825         $   23,100
  Accounts receivable, less allowances for bad debts of $12,226 and $11,136             203,651            185,719
  Inventories...................................................................        147,455            171,739
  Prepaid expenses and other current assets.....................................         10,907             11,513
  Current assets of discontinued operations.....................................        395,458            793,495
                                                                                     ----------         ----------
         Total current assets...................................................        767,296          1,185,566
Property and equipment, net.....................................................        113,144            115,835
Intangible assets, net..........................................................         25,042             27,463
Other assets....................................................................         53,302             51,272
Non current assets of discontinued operations...................................        460,056            481,970
                                                                                     ----------         ----------
         Total assets...........................................................     $1,418,840         $1,862,106
                                                                                     ==========         ==========

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..............................................................     $  225,446         $  215,861
  Other accrued expenses and liabilities........................................        261,713            297,265
  Income tax payable............................................................         14,118              9,480
  Current portion of long-term debt.............................................            126                207
  Current liabilities of discontinued operations................................        411,227            577,642
                                                                                     ----------         ----------
         Total current liabilities..............................................        912,630          1,100,455

Long-term debt, net of current portion..........................................      1,483,463          1,735,096
Other long-term liabilities.....................................................         63,153             61,954
Long-term liabilities of discontinued operations................................         92,766            108,774

Stockholders' deficit:
  Common stock, $.001 par value; 400,000 shares
    authorized; issued -- 199,035 in 1999
    and 199,032 in 1998.........................................................            199                199
  Additional paid-in capital....................................................        952,452            954,420
  Shares held in trust, 8,803 in 1999 and 8,838 in 1998.........................       (140,342)          (142,477)
  Accumulated deficit...........................................................     (1,945,481)        (1,956,315)
                                                                                     ----------         ----------
         Total stockholders' deficit............................................     (1,133,172)        (1,144,173)
                                                                                     ----------         ----------
         Total liabilities and stockholders' deficit............................     $1,418,840         $1,862,106
                                                                                     ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                                MEDPARTNERS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                 -----------------------------
                                                                                    1999                 1998
                                                                                 -----------         ----------
                                                                                      (IN THOUSANDS, EXCEPT
                                                                                       PER SHARE AMOUNTS)

Net revenue...........................................................          $785,058             $ 620,226
Operating expenses:
  Cost of revenues....................................................           715,866               564,928
  Selling, general and administrative.................................            24,773                21,231
  Depreciation and amortization.......................................             5,558                 4,419
  Net interest expense................................................            27,058                19,316
                                                                                --------             ---------
Income from continuing operations before income taxes.................            11,803                10,332
Income tax expense....................................................               968                 3,926
                                                                                --------             ---------
Income from continuing operations ....................................            10,835                 6,406
Loss from discontinued operations.....................................                --               (31,486)
                                                                                --------             ---------
Net income (loss).....................................................          $ 10,835             $ (25,080)
                                                                                ========             =========
Basic earnings per common share:
  Income from continuing operations...................................          $   0.06             $    0.03
  Loss from discontinued operations...................................                --                 (0.17)
                                                                                --------             ---------
  Net income (loss)...................................................          $   0.06             $   (0.14)
                                                                                ========             =========
Diluted earnings per common share:
  Income from continuing operations...................................          $   0.06             $    0.03
  Loss from discontinued operations...................................               --                  (0.17)
                                                                                --------             ---------
  Net income (loss)...................................................          $   0.06             $   (0.14)
                                                                                ========             =========

Weighted average common shares outstanding............................           190,195               188,610
Dilutive effect of employee stock options.............................             2,361                   822
                                                                                --------             ---------
Weighted average shares outstanding, assuming dilution................           192,556               189,432
                                                                                ========             =========

See accompanying notes to condensed consolidated financial statements.

                                MEDPARTNERS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                -----------------------
                                                                                     1999         1998
                                                                                -----------   -----------
                                                                                     (IN THOUSANDS)
Operating activities:
 Net income (loss)............................................................    $ 10,835       $(25,080)
 Adjustments for non-cash items:
  Non-cash interest expense...................................................       1,489            694
  Depreciation and amortization...............................................       5,558          4,419
  Provision for deferred tax expense .........................................          --          1,167
  Loss from discontinued operations...........................................          --         31,486
Changes in operating assets and liabilities...................................        (758)         4,358
                                                                                   -------        -------
    Net cash and cash equivalents provided by continuing operations...........      17,124         17,044
Investing activities:
 Purchase of property and equipment...........................................      (3,152)        (2,354)
 Proceeds from sales of property and equipment................................          --          4,095
                                                                                   -------        -------
    Net cash and cash equivalents provided by (used in) investing activities..      (3,152)         1,741
Financing activities:
  Capital contributions.......................................................         167          2,383
  Net borrowings (repayments) under credit facility...........................    (251,585)       153,000
  Repayment of debt...........................................................        (129)          (119)
                                                                                   -------        -------
    Net cash and cash equivalents provided by (used in) financing activities..    (251,547)       155,264

Cash paid for restructuring expenses..........................................      (1,677)        (2,125)
Cash provided by (used in) discontinued operations............................     225,977       (228,241)
                                                                                   -------        -------
Net decrease in cash and cash equivalents.....................................     (13,275)       (56,317)
Cash and cash equivalents at beginning of period..............................      23,100        109,098
                                                                                    ------        -------

Cash and cash equivalents at end of period....................................    $  9,825       $ 52,781
                                                                                  ========       ========

See accompanying notes to condensed consolidated financial statements.

                                MEDPARTNERS, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                MARCH 31, 1999

NOTE 1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet of the Company at December 31, 1998 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements and footnote disclosures should be read in conjunction with the December 31, 1998 audited consolidated financial statements and the notes thereto.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and notes thereto. Actual results, including the Company's estimated costs to exit its Physician Practice Management ("PPM") operations, as discussed in Notes 4 and 5, could differ from those estimates.

NOTE 2. INCOME TAXES

     Significant variations exist in the customary relationship between income tax expense and pretax income because the Company has utilized net operating loss carryforwards to offset its taxable federal income and certain taxable state income. The Company has recorded a valuation allowance equal to its net deferred tax assets. Consequently, the Company has recognized a tax rate of 8%, its effective state income tax rate.

NOTE 3. CREDIT FACILITY

     The Company entered into an amendment to its credit facility dated as of April 14, 1999 to modify the terms of its credit agreement concerning the Company's proposed settlement with the State of California (see Note 5) on April 9, 1999. The terms of the credit facility were modified to among other things
(a) permit the Company to enter into a comprehensive settlement agreement and transition plan with the State of California and certain health care service plans; (b) permit the sale or other disposition of all the property and assets of the Company's California PPM operations, with proceeds remaining in the California PPM operations to satisfy liabilities and obligations of the Company's California operations; (c) increase to $215 million (of which $15 million is available solely to pay amounts under certain promissory notes), from $125 million, the amount of net asset sale proceeds available to the Company for use in its business and operations in the ordinary course; and (d) modify certain financial ratios for periods ending on or after March 31, 1999.

NOTE 4. SALES OF DISCONTINUED OPERATIONS

     On January 26, 1999, the Company closed the sale of its government services operations, one of the two businesses that comprised the Company's contract services division, to America Service Group, Inc. The Company received approximately $67 million in cash, less certain working capital adjustments, in this transaction.

     On March 12, 1999, the Company closed the sale of its hospital services operations, the other of the two businesses that comprised the Company's contract services business, to an unaffiliated third-party and the current management team in a recapitalization transaction. The Company received approximately $318.9 million in cash, before payment of transaction costs and other expenses including insurance coverage for certain medical malpractice liabilities, in this transaction. The Company retained 7.3% of the equity of the recapitalized company.

     During the three months ended March 31, 1999 the Company completed various asset sales of its PPM business. Proceeds from these sales totaled $51.4 million. On April 23, 1999, the Company closed the sale of assets of the PPM business that provides services to the multi-specialty physicians group,

Kelsey-Seybold Medical Group, P.A., to a joint venture. The joint venture acquired the MedPartners and Kelsey-Seybold management services agreement, related assets and certain real estate for $150 million, less certain working capital and other adjustments.

    Estimated gains and losses on the transactions noted above were included in the net loss from the disposal of discontinued operations recorded in the fourth quarter of 1998. The $1.1 billion net loss on the disposal of discontinued operations recorded in the fourth quarter of 1998 included approximately $815.4 million for the impairment and write-offs of intangibles and other PPM assets, estimated costs to exit the PPM operations of approximately $340.9 million (including $153.9 million to fully reserve the Company's deferred tax assets) and approximately $90.8 million, net of taxes of $55.6 million, for the estimated net gain on the sale of the contract services businesses. During the first quarter of 1999, the Company realized a loss of $67.3 million on the sale of PPM assets, incurred costs to exist the PPM business of $72.8 million and realized a gain on the sale of the contract services division of $91.1 million, net of taxes of $55.9 million. Management believes that current reserves are adequate to cover the remaining costs to exit its PPM operations.

NOTE 5. CALIFORNIA PPM DISCONTINUED OPERATIONS

     The Company's California PPM operations includes MedPartners Provider Network ("MPN"), a wholly-owned subsidiary of the Company and a healthcare service plan licensed under the Knox-Keene Health Care Service Plan Act of 1975. In March 1999, the California Department of Corporations (the "DOC") appointed a conservator and assumed control of the business operations of MPN. The conservator, purportedly on behalf of MPN, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, placing MPN into bankruptcy.

     On April 9, 1999, the Company and representatives of the State of California (the "State") reached an agreement in principle to settle the disputes relating to MPN. The proposed settlement provided for: a transition plan for the orderly and timely disposition of the existing operations of MPN and the Company's California PPM-related assets; the continued funding of the Company's California PPM operations with all of the proceeds from such disposition; restoration of MPN's assets, operations and management responsibilities to the Company, which will operate MPN as a debtor in possession under the Bankruptcy Code, subject to oversight and supervision of the new court-appointed conservator; and the continuation in a monitoring role by the new conservator and the DOC with primary oversight responsibilities on the fulfillment of the proposed settlement and transition plan. The proposed settlement also provided for a loan of up to $25 million from certain health care plans to the Company or, as designated by the Company, purchasers of MPN's and the Company's physician practice assets. The Company is also providing a letter of credit in the amount of $25 million as security for its funding obligations.

     On May 10, 1999, the Company and the State reached an interim agreement (the "Interim Agreement") to begin implementation of the principal terms of the proposed settlement. As part of the Interim Agreement, the DOC stayed its prior orders, and sought and received an order from the Superior Court modifying the conservator's role and appointing him as a special monitor for MPN (the "Monitor Order"). The Monitor Order will allow the Company to proceed with its transition plan for the orderly and timely disposition of the existing operations of MPN and the Company's California PPM-related assets. In particular, the Monitor Order provides that: MPN property, business, and assets will be returned immediately to MPN, which will be managed by the Company and operate as a debtor in possession under the Bankruptcy Code; a special monitor appointed by the state will provide oversight and supervision of MPN and will maintain certain operational controls over MPN pending approval by the Bankruptcy Court of the definitive settlement agreement; and the Company will fund, as contemplated in its transition plan, the working capital requirements of its subsidiaries to enable the normal continuing operations of the managed physician practices, including the payment of adjudicated provider claims. The Monitor Order will expire on May 27, 1999, unless extended by further order of the Los Angeles Superior Court and subject to earlier termination as provided in the Monitor Order. The Company anticipates executing a definitve agreement with the State during May, 1999.

NOTE 6. CONTINGENCIES

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

     In June 1995, Caremark Inc. ("Caremark")and Caremark International, Inc. ("CII") agreed to settle an investigation with certain agencies of the United States government (the "Settlement Agreement"). The Settlement Agreement allows Caremark and CII to continue participating in Medicare, Medicaid, and other government healthcare programs. In the Settlement Agreement, Caremark and CII agreed to continue to maintain certain compliance-related oversight procedures until June 15, 2000. Should these oversight procedures reveal credible evidence of legal or regulatory violations, Caremark and CII are required to report such violations to the OIG and DOJ. Caremark and CII are therefore subject to increased regulatory scrutiny and, in the event that either Caremark or CII commits legal or regulatory violations, it may be subject to an increased risk of sanctions or penalties, including disqualification as a provider of Medicare or Medicaid services, which would have a material adverse effect on the operating results and financial condition of the Company.

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

     All of these actions have been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois for coordinated pretrial procedures. Caremark was not named in the class action. In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. On July 1, 1996, the district court directed entry of a partial final order in the class action approving an amended settlement with certain of the pharmaceutical manufacturers. The amended settlement provides for a cash payment by the defendants in the class action (which does not include Caremark) of approximately $351 million to class members in settlement of conspiracy claims as well as a commitment from the settling manufacturers to abide by certain injunctive provisions. All class action claims against non-settling manufacturers as well as all opt out and other claims generally, including all Robinson-Patman Act claims against Caremark, remain unaffected by this settlement, although numerous additional settlements have been reached between a number of parties to the class and individual manufacturers. The class action conspiracy claims against the remaining defendants were tried in the fall of 1998, and resulted in a judgment by the court at the close of the plaintiffs' case in favor of the remaining defendants. That judgment is currently being appealed. It is expected that trials of the remaining individual conspiracy claims will move forward in 1999, and will precede the trial of any Robinson-Patman Act claims.

     In March 1998, a consortium of insurance companies and third-party private payors sued Caremark alleging violations of the Racketeering Influenced and Corrupt Organizations Act ("RICO"), the Employee Retirement Income Security Act ("ERISA") and claims of state law fraud and unjust enrichment. The case was filed in the United States District Court for the Northern District of

Illinois. The plaintiffs maintain that Caremark's home infusion division implemented a scheme from 1985 to April 1995 to submit fraudulent claims for payment to the payors which the payors unwittingly paid. Caremark's home infusion division was sold to Coram Healthcare Corp. in April 1995. The complaint seeks unspecified damages, treble damages and attorney's fees and expenses.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

     MedPartners operates one of the largest independent prescription benefit management ("PBM") companies in the United States, with net revenue of approximately $785 million for the three months ended March 31, 1999.

     The Company manages PBM programs for clients throughout the United States, including corporations, insurance companies, unions, government employee groups and managed care organizations. During the first three months of 1999 the Company dispensed approximately 2.9 million prescriptions through 3 mail service pharmacies and processed approximately 9.7 million prescriptions through a network of more than 50,000 retail and other pharmacies.

     The Company's therapeutic pharmaceutical services ("CT" services) are designed to meet the healthcare needs of individuals with certain chronic diseases or conditions. These services include the design, development and management of comprehensive programs comprising drug therapy, physician support and patient education. The Company currently provides therapies and services for individuals with such conditions as hemophilia, growth disorders, immune deficiencies, cystic fibrosis, multiple sclerosis and infants with respiratory difficulties.

Results of Operations for the Three Months Ended March 31, 1999 and 1998

     The Company's revenues continue to exhibit sustained growth. This growth is entirely internal and has not been supplemented by acquisitions. Key factors contributing to this growth include high customer retention, additional service provided to existing customers, new customer contracts and drug cost inflation. The preponderance of the Company's revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. Revenues for selected types of services are earned based on a percentage of savings achieved or on a per-enrollee or per-member basis; however, these revenues are not material to total revenues.

     For the three months ended March 31, 1999 and 1998, net revenue was $785.1 million and $620.2 million, representing an increase of $164.9 million (26.6%) from 1998 to 1999 respectively. These increases are primarily attributable to the addition of new customers, additional services provided to existing customers, pharmaceutical price increases, and the sale of new products.

     Operating income was $38.9 million for the three months ended March 31, 1999, up from $29.6 million for the three months ended March 31, 1998, a 31.4% increase. Margins were 5.0% in 1999, up from to 4.8% in 1998. Operating income increase from growth in net revenue, while operating margins remained stable. (Operating income represents earnings before interest and income taxes and excludes losses from discontinued operations.)

     Net interest expense was $27.1 million and $19.3 million for the three months ended March 31, 1999 and 1998, respectively. The period over period increase in interest expense primarily resulted from increased debt levels. During the last three quarters of 1998, the Company experienced increases in debt levels which were a result of substantial uses of cash in the Company's discontinued operations for acquisitions, capital expenditures and working capital requirements. The Company's significant debt levels in 1998 and prior years were primarily generated from its PPM Operations. Interest expense has been allocated to these discontinued operations based on the expected net proceeds from the sale and exit of the discontinued operations.


Other Matters

     Year 2000 Compliance. The year 2000 ("Y2K") presents a problem for computer software and hardware that were not designed to handle dates beyond the year 1999. The Y2K Problem is pervasive and complex because virtually every computer operation will be affected in some way by the rollover of the last two digits of the year to "00". As a consequence, any such software and hardware will need to be modified some time prior to December 31, 1999 in order to remain functional. Computer systems and hardware that do not properly handle this rollover could generate erroneous data or fail to function.

     The Company has initiated a company-wide program to address to the Y2K Problem with respect to the information systems (software and hardware) and equipment and systems utilized in the Company's operations. The program includes: (1) an inventory of the information systems, hardware, and equipment (the "Systems, Hardware and Equipment") utilized in operations; (2) an assessment of the Y2K issues associated with the Systems, Hardware and Equipment; (3) the remediation of such Systems, Hardware and Equipment to achieve Y2K readiness ("Y2K Readiness" or "Y2K Ready"); (4) the testing of such Systems, Hardware and Equipment to confirm Y2K Readiness; and (5) the development of contingency plans to address Y2K and the principal risks facing the Company in its efforts to achieve Y2K Readiness. The Company's Y2K program also includes its "Trading Partners Initiative," which is designed to provide the Company with insights into the Y2K Readiness of certain of the Company's customers, suppliers and vendors. In addition, the Company has sent letters to certain manufacturers of the hardware and equipment utilized in operations requesting that such manufacturers address the Y2K Readiness of such hardware and equipment.

     In terms of the status of the Company's Y2K program, including systems related to discontinued operations, management believes that the Company's inventory of information systems is approximately 99% complete, that its assessment of Y2K issues associated with such information systems is approximately 95% complete and that its remediation efforts with respect to such information systems is approximately 60% complete. With respect to the status of the Company's Y2K efforts with respect to equipment and systems that include embedded logic or software which presents Y2K issues, management believes that the inventory of such equipment and systems is approximately 60% complete. The Company's assessment of Y2K issues associated with such equipment and systems is approximately 40% complete. The Company expects to complete its assessment of all these areas by June 1999. The Company expects to commence testing efforts with respect to the Systems, Hardware and Equipment following the completion of the inventory and assessment stages of its Y2K program. The Company has not, to date, received substantial responses to its requests of customers, suppliers and vendors with respect to their Y2K Readiness. As a result, management is currently unable to form an opinion as to the present level of risk associated with the state of Y2K Readiness of the Company's customers, vendors and suppliers, other than a belief that the Y2K issues generally associated with the healthcare industry are very significant and complex and include issues associated with the delivery of healthcare services and products as well as the billing and collection of amounts due for such services and products.

     According to a recent report (the "Report") by the Senate Special Subcommittee on the Year 2000 Technology Problem, the healthcare industry lags behind other industries in Y2K preparedness. While, according to the Report, the pharmaceutical segment appears to be better Y2K prepared than other segments of the healthcare industry, the progress of health claim billing systems of third party payors is progressing slowly.

     Management of the Company believes that the Company's Y2K program will be substantially completed by the third quarter of 1999. The Company estimates that the total cost of the Y2K program, including $13.3 million in costs associated with discontinued operations, will be approximately $19.4 million, of which approximately $15 million has been spent through March 31, 1999. Of such aggregate Y2K expenditures made to date, management currently estimates that approximately $12.2 million consisted of capital expenditures for new or replacement systems, hardware and equipment and approximately $2.8 million consisted of expenses of the Y2K program. The source of the funding utilized to make such historical expenditures has been borrowings under the Company's credit facility and cash flow from operations. Management of the Company believes that a significant amount of the funds spent to date and budgeted in the future for achieving Y2K Readiness would otherwise have been spent and budgeted in connection with the Company's ongoing information technology consolidation efforts to reduce the number of information systems and hardware platforms utilized in its operations and acquired through the Company's various acquisition transactions over the years.

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

Factors That May Affect Future Results

     The future operating results and financial condition of the Company are dependent on the Company's ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. The future operating results and financial condition of the Company may be affected by a number of additional factors, including: the Company's divestiture strategy; competition for expansion opportunities; efforts to control healthcare costs; exposure to professional liability; and pharmacy licensing, healthcare reform and government regulation. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

     There are various legal matters which, if materially adversely determined, could have a material adverse effect on the Company's operating results and financial condition. See Item 3 of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1998.

Liquidity and Capital Resources

     The Company experienced positive cash flow from continuing operations for the three months ended March 31, 1999 and 1998. The cash flow from continuing operations for the three months ended March 31, 1999 was $17.1 million and net capital expenditures were $3.2 million. Cash provided by discontinued operations was $226.0 million for the three months ended March 31, 1999. The primary source of funds provided by discontinued operations related to the sale of the Company's Contract Services division and various PPM asset sales (see Note 4 of the accompanying unaudited Condensed Consolidated Financial Statements of the Company).

     The Company has entered into a credit facility with NationsBank, N.A. as administrative agent. The credit facility is unsecured, but is guaranteed by the Company's material subsidiaries. The credit facility consists of the following:

     i. a one-year non-amortizing term loan (the Company has an option to extend the term loan an additional two years as an amortizing term loan) ($147.4 million outstanding at March 31, 1999);

     ii. a three-year non-amortizing term loan ($147.4 million outstanding at March 31, 1999); and

     iii. a three-year revolving credit facility in an aggregate principal amount of up to $400 million ($318.5 million in outstanding borrowings and $20.2 million in letters of credit under the revolving credit facility, resulting in $61.3 million in available borrowing capacity at March 31, 1999).

     On May 6, 1999, the Company notified the administrative agent of the Company's election to exercise its option to extend the term loan in item i above an additional two years. Quarterly principal payments on this term loan are scheduled to begin in November 1999. The funds to re-pay the amortizing portion of this debt are expected to come primarily from non-current assets of discontinued operations. Accordingly, the Company has continued to classify the portion of this debt due within the next twelve months as long-term.

     The Company's credit facility as amended permits up to $100 million in accounts receivable securitization. The Company has securitized certain of its accounts receivables with The Chase Manhattan Bank as funding agent. As of March 31, 1999, the Company had securitized approximately $75 million in accounts receivable.

     The Company entered into an amendment to its Credit Facility dated as of April 14, 1999, to modify the terms of its credit agreement concerning the Company's proposed settlement with the State of California on April 9, 1999. The terms of the agreement were modified to among other things (a) permit the Company to enter into a comprehensive settlement agreement and transition plan with the State of California (the "Settlement Agreement"); (b) permit the sale or other disposition of all of the property and assets of the Company's California PPM operations, with proceeds remaining in the California PPM operations to satisfy liabilities and obligations of the Company's California PPM operations, including MPN's liabilities and obligations; (c) to increase to $215 million (of which $15 million is available solely to pay amounts under certain promissory notes), from $125 million, the amount of net asset sale proceeds available to the Company for use in its business and operations in the ordinary course; (d) modify certain financial ratios for periods ending on or after March 31, 1999 and (e)to increase to $100 million the amount of accounts receivable permitted to be securitized.

     The Company's discontinued operations will continue to use significant amounts of cash until the Company divests such operations. Proceeds from the sales of these operations will be used to reduce the term loans and the revolver to the extent required under the amended credit agreement. Cash used to fund exit costs, which are classified in current liabilities as other accrued expenses and liabilities, will be funded by the revolving credit facility and cash flow from continuing operations. The Company believes that amounts available from the sales of discontinued operations, amounts available under its revolving credit facility and cash flow from continuing operations will be sufficient to fund the cash requirements. However, if the cash generated from such sources is insufficient to fund discontinued operations until they are divested, or if the Company is unable to successfully implement its divestiture strategy, including the Settlement Agreement, in a timely manner, the Company's liquidity position could be adversely affected.

     On April 9, 1999, the Company and representatives of the State of California (the "State") signed a letter of intent to settle the disputes relating to MPN. The proposed settlement provides for a loan of up to $25 million from certain health care services plans to the Company or, as designated by the Company, purchasers of MPN's and the Company's California PPM operations. The Company also will be providing a letter of credit in the amount of $25 million in respect of its funding obligations with respect to the proposed settlement. For a detailed discussion, see Note 5 of the accompanying unaudited Condensed Consolidated Financial Statements of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates related to its long-term debt. The impact on earnings and value of its long-term debt is subject to change as a result of movements in market rates and prices. As of March 31, 1999, the Company had $613 million in long-term debt subject to variable interest rates. The remaining $870 million in long-term debt is subject to fixed rates of interest. A hypothetical increase in interest rates of 1% would result in potential reductions in future pre-tax earnings of approximately $6.1 million per year. The impact of such a change on the carrying value of the long-term debt would not be significant. These amounts are determined based on the impact of the hypothetical interest rates on the Company's long-term debt balances and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

Item II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The exhibits required in Regulation S-K are set forth in the following list.

          (2)-1 Stock Purchase Agreement, dated as of December 18, 1998, by and between InPhyNet Administrative Services, Inc. and America Service Group, Inc., filed as Exhibit (2)-1 to the Company's Annal Report on Form 10-K for the fiscal year ended December 31, 1998, is hereby incorporated herein by reference. The Exhibits and Disclosure Letter that are referenced in the table of contents and elsewhere in the Stock Purchase Agreement are hereby incorporated by reference. Such Exhibits and Disclosure Letter have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.

          (2)-2 First Amendment to Stock Purchase Agreement, dated as of January 26, 1999, by and between InPhyNet Administrative Services, Inc. and America Service Group, Inc., filed as Exhibit (2)-2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is hereby incorporated herein by reference.

          (2)-3 Recapitalization Agreement, dated as of January 25, 1999, by and between Team Health, Inc., MedPartners, Inc., Pacific Physician Services, Inc. and Team Health Holdings, L.L.C., filed as Exhibit (10-1) to the Company's Current Report on Form 8-K filed on January 27, 1999, is hereby incorporated herein by reference. The Exhibits and Disclosure Letter that are referenced in the table of contents and elsewhere in the Recapitalization Agreement are hereby incorporated herein by reference. Such Exhibits and Disclosure Letter have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.

          (2)-4 Purchase Agreement, dated as of March 11, 1999, by and between St. Luke's Episcopal Health System, Methodist Health Care System, MedPartners, Inc., Caremark, Inc., KS-PSI of Texas, L.P., Caremark Resources Corporation, MedPartners Physician Services, Inc., Caremark Physician Services of Texas, Inc. and MedTex, L.P., filed as Exhibit (2)-4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is hereby incorporated herein by reference. The Schedules that are referenced in the table of contents and elsewhere in the Purchase Agreement are hereby incorporated by reference. Such Schedules have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.

          (2)-5 Letter Agreement by and between Team Health, Inc., MedPartners, Inc., Pacific Physician Services, Inc., and Team Health Holdings, L.L.C., dated March 11, 1999, filed as Exhibit (2)-2 to the Company's Current Report on Form 8-K filed on March 26, 1999 is hereby incorporated herein by reference.

          (10)-1 Amendment and Waiver No. 6 to the Third Amended and Restated Credit Agreement, dated April 14, 1999, by and between MedPartners, Inc., NationsBank, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, NationsBanc Montgomery Securities LLC, and NationsBank, N.A., filed as Exhibit (10)-1 to the Company's Current Report on Form 8-K filed on April 22, 1999, is hereby incorporated herein by reference.

          (10)-2 Amendment No. 2 to Employment Agreement, effective December 1, 1998, by and between MedPartners, Inc. and E. Mac Crawford.

          (10)-3 Nonqualified Stock Option Agreement, dated January 27, 1999, by and between MedPartners, Inc. and E. Mac Crawford.

          (27)   Financial Data Schedule

(b)  Reports on Form 8-K

     The Company's Current Report on Form 8-K filed January 15, 1999 (reporting the second amendment to the Company's Amended and Restated Credit Agreement dated as of June 9, 1998).

     The Company's Current Report on Form 8-K filed January 29, 1999 (reporting that the Company had entered into a definitive agreement to sell its Team Health business in a recapitalization transaction; reporting that the Company completed the sale of its Government Services operations).

     The Company's Current Report on Form 8-K filed March 26, 1999 (reporting the completion of the sale of the Company's Team Health business).

No other Items of Part II are applicable to the Company for the period covered by this Quarterly Report on Form 10-Q.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedPartners, Inc.


By:     /s/ James H. Dickerson, Jr.
        ---------------------------------------------------------------------
        James H. Dickerson, Jr., Executive Vice President and Chief Financial Officer



By:     /s/ Howard A. McLure
        ---------------------------------------------------------------------
        Howard A. McLure, Senior Vice President and Chief Accounting Officer




Date:   May 17, 1999