Form 10-Q
period 1999-06-30
MEDPARTNERS INC
filed 1999-08-16
CIK 1000736

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from     to

                        Commission file number: 0-27276

                               ----------------

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

                                (205) 733-8996
             (Registrant's Telephone Number, Including Area Code)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] .

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at
                                                  August 6, 1999
                                                     199,439,465
        Common Stock, par value
            $.001 per Share
--------
* Includes 8,466,659 shares held in trust to be utilized in employee benefit plans.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  There are several factors which could adversely affect the Company's operations and financial results including, but not limited to, the following:

  Risks relating to the Company's divestiture of its discontinued operations; risks relating to the implementation of the Company's settlement agreement with the State of California; risks relating to the Company's compliance with or changes in government regulations, including pharmacy licensing requirements and healthcare reform legislation; risks relating to adverse resolution of lawsuits pending against the Company and its affiliates; risks relating to declining reimbursement levels for products distributed; risks relating to identification of growth opportunities; risks relating to implementation of the Company's strategic plan; risks relating to liabilities in excess of insurance risks; risks relating to the Company's liquidity and capital requirements; and risks relating to the Company's failure to ensure its information systems are Year 2000 compliant.

                               MEDPARTNERS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION
Item 1.Financial Statements
   Condensed Consolidated Balance Sheets--June 30, 1999 (Unaudited) and
    December 31, 1998.....................................................    4
   Condensed Consolidated Statements of Operations (Unaudited)--Three
    Months Ended June 30, 1999 and 1998...................................    5
   Condensed Consolidated Statements of Operations (Unaudited)--Six Months
    Ended June 30, 1999 and 1998..........................................    6
   Condensed Consolidated Statements of Cash Flows (Unaudited)--Six Months
    Ended June 30, 1999 and 1998..........................................    7
   Notes to Condensed Consolidated Financial Statements (Unaudited).......    8
Item 2.Management's Discussion and Analysis of Financial Condition and Re-
 sults of Operations......................................................   12
Item 3.Quantitative and Qualitative Disclosures About Market Risk.........   17
PART II--OTHER INFORMATION
Item 1.Legal Proceedings..................................................   19
Item 4.Submission of Matters to a Vote of Security Holders................   19
Item 6.Exhibits and Reports on Form 8-K...................................   19

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               MEDPARTNERS, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       June 30,    December 31,
                                                         1999          1998
                                                      -----------  ------------
                                                           (In Thousands)
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $     8,639  $    23,100
  Accounts receivable, less allowances for bad debts
   of $11,841 and $11,136............................     189,205      185,719
  Inventories........................................     137,612      171,739
  Prepaid expenses and other current assets..........      11,281       11,513
  Current assets of discontinued operations..........     253,900      793,495
                                                      -----------  -----------
    Total current assets.............................     600,637    1,185,566
  Property and equipment, net........................     108,167      115,835
  Intangible assets, net.............................      23,987       27,463
  Other assets.......................................      80,284       51,272
  Non-current assets of discontinued operations......      93,584      481,970
                                                      -----------  -----------
    Total assets..................................... $   906,659  $ 1,862,106
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable................................... $   223,650  $   215,861
  Other accrued expenses and liabilities.............     212,968      297,265
  Income tax payable.................................      10,775        9,480
  Current portion of long-term debt..................      37,016          207
  Current liabilities of discontinued operations.....     322,281      577,642
                                                      -----------  -----------
    Total current liabilities........................     806,690    1,100,455
Long-term debt, net of current portion...............   1,334,887    1,735,096
Other long-term liabilities..........................      31,065       61,954
Long-term liabilities of discontinued operations.....      51,093      108,774
Stockholders' deficit:
  Common stock, $.001 par value; 400,000 shares
   authorized; issued--199,212 in 1999 and 199,032 in
   1998..............................................         199          199
  Additional paid-in capital.........................     952,557      954,420
  Shares held in trust, 8,521 in 1999 and 8,838 in
   1998..............................................    (136,736)    (142,477)
  Accumulated deficit................................  (2,133,096)  (1,956,315)
                                                      -----------  -----------
    Total stockholders' deficit......................  (1,317,076)  (1,144,173)
                                                      -----------  -----------
    Total liabilities and stockholders' deficit...... $   906,659  $ 1,862,106
                                                      ===========  ===========

     See accompanying notes to condensed consolidated financial statements.

                               MEDPARTNERS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended
                                                             June 30,
                                                      -----------------------
                                                         1999         1998
                                                      -----------  ----------
                                                      (in Thousands, Except
                                                        Per Share Amounts)
Net revenue.......................................... $   796,207  $  639,457
Operating expenses:
  Cost of revenues...................................     725,086     580,467
  Selling, general and administrative................      22,880      21,767
  Depreciation and amortization......................       5,104       4,683
  Net interest expense...............................      30,502      21,723
  Restructuring charge...............................         --        9,500
                                                      -----------  ----------
Income from continuing operations before income tax-
 es..................................................      12,635       1,317
Income tax expense...................................         940         500
                                                      -----------  ----------
Income from continuing operations....................      11,695         817
Loss from discontinued operations....................    (199,310)    (24,081)
                                                      -----------  ----------
Net loss............................................. $  (187,615) $  (23,264)
                                                      ===========  ==========
Basic earnings per common share:
  Income from continuing operations.................. $      0.06  $     0.01
  Loss from discontinued operations..................       (1.05)      (0.13)
                                                      -----------  ----------
  Net loss........................................... $     (0.99) $    (0.12)
                                                      ===========  ==========
Diluted earnings per common share:
  Income from continuing operations.................. $      0.06  $     0.01
  Loss from discontinued operations..................       (1.02)      (0.13)
                                                      -----------  ----------
  Net loss........................................... $     (0.96) $    (0.12)
                                                      ===========  ==========
Weighted average common shares outstanding...........     190,650     189,245
Dilutive effect of employee stock options............       4,635         367
                                                      -----------  ----------
Weighted average shares outstanding, assuming dilu-
 tion................................................     195,285     189,612
                                                      ===========  ==========

     See accompanying notes to condensed consolidated financial statements.

                               MEDPARTNERS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Six Months Ended
                                                             June 30,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
                                                       (in Thousands, Except
                                                        Per Share Amounts)
Net revenue........................................... $1,581,265  $1,259,683
Operating expenses:
  Cost of revenues....................................  1,440,952   1,145,395
  Selling, general and administrative.................     47,653      42,998
  Depreciation and amortization.......................     10,662       9,102
  Net interest expense................................     57,560      41,039
  Restructuring charge................................        --        9,500
                                                       ----------  ----------
Income from continuing operations before income tax-
 es...................................................     24,438      11,649
Income tax expense....................................      1,908       4,426
                                                       ----------  ----------
Income from continuing operations.....................     22,530       7,223
Loss from discontinued operations.....................   (199,310)    (55,567)
                                                       ----------  ----------
Net loss.............................................. $ (176,780) $  (48,344)
                                                       ==========  ==========
Basic earnings per common share:
  Income from continuing operations................... $     0.12  $     0.04
  Loss from discontinued operations...................      (1.05)      (0.29)
                                                       ----------  ----------
  Net loss............................................ $    (0.93) $    (0.25)
                                                       ==========  ==========
Diluted earnings per common share:
  Income from continuing operations................... $     0.12  $     0.04
  Loss from discontinued operations...................      (1.03)      (0.29)
                                                       ----------  ----------
  Net loss............................................ $    (0.91) $    (0.25)
                                                       ==========  ==========
Weighted average common shares outstanding............    190,490     188,928
Dilutive effect of employee stock options.............      3,498         595
                                                       ----------  ----------
Weighted average shares outstanding, assuming dilu-
 tion.................................................    193,988     189,523
                                                       ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                               MEDPARTNERS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months Ended
                                                               June 30,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                            (in Thousands)
Operating activities:
Net loss................................................. $(176,780) $ (48,344)
Adjustments for non-cash items:
  Non-cash interest expense..............................     2,711      1,834
  Depreciation and amortization..........................    10,662      9,102
  Provision for deferred tax expense.....................       --       1,250
  Restructuring charges..................................       --       9,500
  Loss from discontinued operations......................   199,310     55,567
  Changes in operating assets and liabilities............    12,655      7,382
                                                          ---------  ---------
    Net cash and cash equivalents provided by continuing
     operations..........................................    48,558     36,291
Investing activities:
  Purchase of property and equipment.....................    (6,952)   (19,484)
  Proceeds from sales of property and equipment..........       --       7,245
                                                          ---------  ---------
    Net cash and cash equivalents provided by (used in)
     investing activities................................    (6,952)   (12,239)
Financing activities:
  Capital contributions..................................     1,273      2,832
  Net borrowings (repayments) under credit facility......  (363,199)   212,000
  Repayment of debt......................................      (201)      (200)
  Capitalized loan fees..................................      (269)    (6,100)
  Accounts receivable securitization.....................    14,690        --
                                                          ---------  ---------
    Net cash and cash equivalents provided by (used in)
     financing activities................................  (347,706)   208,532
Cash paid for restructuring expenses.....................    (2,807)    (3,417)
Cash provided by (used in) discontinued operations.......   294,446   (292,804)
                                                          ---------  ---------
Net decrease in cash and cash equivalents................   (14,461)   (63,637)
Cash and cash equivalents at beginning of period.........    23,100    109,098
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $   8,639  $  45,461
                                                          =========  =========


     See accompanying notes to condensed consolidated financial statements.

                               MEDPARTNERS, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of presentation

  The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-
X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes thereto. Actual results, including the Company's estimated costs to exit its Physician Practice Management ("PPM") operations, as discussed in Notes 4 and 5, could differ from those estimates.

Note 2. Income taxes

  Significant variations exist in the customary relationship between income tax expense and pretax income because the Company has utilized net operating loss carryforwards to offset its taxable federal income and certain taxable state income. Consequently, the Company has recognized a tax rate of approximately 8%, its effective state income tax rate.

Note 3. Credit Facility

  The Company entered into an amendment to its Credit Facility dated as of April 15, 1999, to modify the terms of its credit agreement concerning the Company's proposed settlement with the State of California on April 9, 1999. The terms of the agreement were modified to among other things (a) permit the Company to enter into a comprehensive settlement agreement and transition plan with the State of California (the "Settlement Agreement"); (b) permit the sale or other disposition of all of the property and assets of the Company's California PPM operations, with proceeds remaining in the California PPM operations to satisfy liabilities and obligations of the Company's California PPM operations, including MPN's liabilities and obligations; (c) to increase to $215 million (of which $15 million is available solely to pay amounts under certain promissory notes), from $125 million, the amount of net asset sale proceeds available to the Company for use in its business and operations in the ordinary course; (d) modify certain financial ratios for periods ending on or after March 31, 1999; and (e) increase to $100 million the amount of accounts receivable permitted to be securitized.

  Effective June 29, 1999, the Company entered into an amendment to its credit facility to modify the terms of its credit agreement primarily concerning the Company's settlement with the State of California dated June 16, 1999. The terms of the credit agreement were modified to among other things (a) permit the Company to dispose of the property and assets of the Company's California PPM operations in accordance with the June 16, 1999 settlement; (b) increase to $150 million the amount of accounts receivable permitted to be securitized; and (c) modify certain financial covenants for periods ending on or after June 30, 1999.

  The Company entered into amendments to its credit facility dated as of August 2, 1999 and August 16, 1999, to modify the terms of its credit agreement concerning among other things (a) the amount of cash and

                               MEDPARTNERS, INC.

non-cash charges that are permitted to be excluded from financial results for covenant purposes and (b) the retention by the Company of certain net cash proceeds of asset dispositions. Specifically, the Company is now allowed to exclude up to $233.5 million in cash charges related to the reclassification of the physician practice management businesses as discontinued operations versus the previous maximum amount of $220 million. The amendments also allow the Company to retain up to $50 million and, with the consent of the majority lenders under the credit facility, up to an additional $43 million of net cash proceeds from asset dispositions occurring on or after July 1, 1999 (in each case in addition to $15 million in net cash proceeds previously designated for the payment of certain promissory notes), for use in its business and operations in the ordinary course rather than applying those proceeds to the term loans as previously required. In connection with these amendments the Company has agreed that upon receipt of requisite consent of its lenders under the credit facility, it shall pledge all of the capital stock of its subsidiary, Caremark, Inc., as security for the credit facility, with an equal and ratable pledge in favor of the holders of the Company's 7 3/8% Senior Notes due 2006.

Note 4. Sales of Discontinued Operations

  On January 26, 1999, the Company closed the sale of its government services operations, one of the two businesses that comprised the Company's contract services business, to America Service Group, Inc. The Company received approximately $67 million in cash, less certain working capital adjustments, in this transaction.

  On March 12, 1999, the Company closed the sale of its hospital services operations, the other of the two businesses that comprised the Company's contract services business, to an unaffiliated third party and the current management team in a recapitalization transaction. The Company received approximately $318.9 million in cash, before payment of transaction costs and other expenses including insurance coverage for certain medical malpractice liabilities, in this transaction. The Company retained 7.3% of the equity of the recapitalized company.

  During the six months ended June 30, 1999 the Company completed various asset sales of its PPM business. Proceeds from these sales totaled $221.0 million. On April 23, 1999, the Company closed the sale of assets of the PPM business that provides services to the multi-specialty physicians group, Kelsey-Seybold Medical Group, P.A. to a joint venture. The joint venture acquired the MedPartners and Kelsey-Seybold management services agreement, related assets and certain real estate for $150 million, less certain working capital and other adjustments.

  During the fourth quarter of 1998 the Company recorded a $1.1 billion net loss on the disposal of discontinued operations. This loss included approximately $815.4 million for the impairment and write-offs of intangibles and other PPM assets, estimated costs to exit the PPM operations of approximately $340.9 million (including $153.9 million to fully reserve the Company's deferred tax assets) and approximately $90.8 million, net of taxes of $55.6 million, for the estimated net gain on the sale of the contract services businesses. During the second quarter of 1999, the Company recorded an additional charge for $199.3 million related to the net loss on the disposal of discontinued operations. This charge is an adjustment to the $1.1 billion dollar net loss on the disposal of discontinued operations recorded in the fourth quarter of 1998. The adjustment includes an additional $236.6 million for the impairment and write-offs of intangibles and other PPM assets and a reduction in the estimated costs to exit the PPM operations of approximately $37.3 million. During the first six months of 1999, the Company realized a loss of $512.2 million on the sale of PPM assets, incurred costs to exit the PPM business of $146.7 million and realized a gain on the sale of the contract services business of $91.1 million, net of taxes of $55.9 million.

Note 5. California PPM Discontinued Operations

  The Company's California PPM operations includes MedPartners Provider Network ("MPN"), a wholly-owned subsidiary of the Company and a healthcare service plan licensed under the Knox-Keene Health Care Service Plan Act of 1975. In March 1999, the California Department of Corporations (the "DOC") appointed a conservator and assumed control of the business operations of MPN. The conservator, purportedly on behalf of MPN, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, placing MPN into bankruptcy. The Company judicially challenged the authority of both the DOC and the conservator to take these actions.

                               MEDPARTNERS, INC.

  On April 9, 1999, the Company and representatives of the State of California (the "State") reached an agreement in principle to settle the disputes relating to MPN. The proposed settlement provided for, among other things: a transition plan for the orderly and timely disposition of the existing operations of MPN and the Company's California PPM-related assets; the continued funding of the Company's California PPM operations with all of the proceeds from such disposition; restoration of MPN's assets, operations and management responsibilities to the Company, which will operate MPN as a debtor in possession under the Bankruptcy Code, subject to oversight of the a successor to the originally appointed conservator; and the continuation in a monitoring role by such successor and the DOC with oversight responsibilities on the fulfillment of the proposed settlement and transition plan. The proposed settlement also provided for the Company to provide a letter of credit in the amount of $25 million as security for its funding obligations.

  On May 10, 1999, pending execution of a definitive settlement agreement, the Company and the State reached an interim agreement (the "Interim Agreement") to begin implementation of the principal terms of the proposed settlement. As part of the Interim Agreement, the DOC stayed its prior orders, and sought and received an order from the Superior Court modifying the conservator's role and appointing him as a special monitor for MPN (the "Monitor Order"). The Monitor Order was intended to allow the Company to proceed with its transition plan for the orderly and timely disposition of the existing operation of MPN and the Company's California PPM-related assets. In particular, the Monitor Order provided that: MPN property, business, and assets would be returned immediately to MPN, which would be managed by the Company and operate as a debtor in possession under the Bankruptcy Code; a special monitor appointed by the state would provide oversight of MPN and maintain certain operational controls over MPN pending approval by the Bankruptcy Court of the definitive settlement agreement; and the Company would fund, as contemplated in its transition plan, the working capital requirements of its subsidiaries to enable the normal continuing operations of the managed physician practices, including the payment of adjudicated provider claims.

  On June 9, 1999, the Company, the State and the special monitor executed a definitive settlement agreement. In addition to the matters set forth above, the parties agreed to include in the settlement agreement certain covenants establishing the foundation for a chapter 11 plan of reorganization for MPN. The Company and the State subsequently dismissed the Superior Court litigation and the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") presiding over MPN's chapter 11 bankruptcy case appointed the former special monitor as an examiner (the "Examiner") with limited expanded power upon the request of the official committee of unsecured creditors appointed in MPN's chapter 11 bankruptcy case. On June 16, 1999, the Company, the State and the Examiner executed an amended and restated settlement agreement reflecting these developments (the "Settlement Agreement").

  At a hearing held on July 19, 1999, the Bankruptcy Court approved the Settlement Agreement and authorized MPN to enter into and consummate the transactions contemplated by the Settlement Agreement, with effectiveness and implementation of the Settlement Agreement to occur according to its terms and conditions. In addition, as contemplated by and provided for in the Settlement Agreement, during the course of MPN's chapter 11 case, the Bankruptcy Court has approved MPN's consent to and/or participation in a series of transactions implementing the Company's disposition of the operations of MPN. The last such transaction involving MPN was approved by the Bankruptcy Court at a hearing held on August 10, 1999. Also as contemplated by the Settlement Agreement, it is anticipated that MPN will file a plan of reorganization with the Bankruptcy Court in September, 1999, which plan will set forth the terms and conditions upon which MPN's remaining assets will be distributed to creditors of MPN entitled to participate therein.

Note 6. Contingencies

  The Company is party to certain legal actions arising in the ordinary course of business. The Company is named as a defendant in various legal actions arising primarily out of services rendered by physicians and others

                               MEDPARTNERS, INC.

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

  In June 1995, Caremark Inc. ("Caremark") and Caremark International, Inc. ("CII") agreed to settle an investigation with certain agencies of the United States government (the "Settlement Agreement"). The Settlement Agreement allows Caremark and CII to continue participating in Medicare, Medicaid, and other government healthcare programs. In the Settlement Agreement, Caremark and CII agreed to continue to maintain certain compliance-related oversight procedures until June 15, 2000. Should these oversight procedures reveal credible evidence of legal or regulatory violations, Caremark and CII are required to report such violations to the OIG and DOJ. Caremark and CII are therefore subject to increased regulatory scrutiny and, in the event that either Caremark or CII commits legal or regulatory violations, it may be subject to an increased risk of sanctions or penalties, including disqualification as a provider of Medicare or Medicaid services, which would have a material adverse effect on the operating results and financial condition of the Company.

  In connection with the matters described above relating to the Settlement Agreement, Caremark and CII are the subject of various non-governmental claims and may in the future become subject to additional OIG-related claims. Caremark and CII are the subject of, and may in the future be subjected to, various private suits and claims being asserted in connection with matters relating to the OIG settlement by CII's former stockholders, patients who received healthcare services from Caremark and such patients' insurers. The Company cannot determine at this time what costs or liabilities may be incurred in connection with future disposition of non-governmental claims or litigation.

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

  All of these actions have been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois for coordinated pretrial procedures. Caremark was not named in the class action. In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. On July 1, 1996, the district court directed entry of a partial final order in the class action approving an amended settlement with certain of the pharmaceutical manufacturers. The amended settlement provides for a cash payment by the defendants in the class action (which does not include Caremark) of approximately $351 million to class members in settlement of conspiracy claims as well as a commitment from the settling manufacturers to abide by certain injunctive provisions. All class action claims against non-settling manufacturers as well as all opt out and other claims generally, including all

                               MEDPARTNERS, INC.

Robinson-Patman Act claims against Caremark, remain unaffected by this settlement, although numerous additional settlements have been reached between a number of parties to the class and individual manufacturers. The class action conspiracy claims against the remaining defendants were tried in the fall of 1998, and resulted in a judgment by the court at the close of the plaintiffs' case in favor of the remaining defendants. That judgment was appealed and was affirmed in part and remanded in part. It is expected that trials of the remaining individual conspiracy claims will move forward in 1999 or early 2000, and will precede the trial of any Robinson-Patman Act claims.

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

  The Company is a defendant in two lawsuits filed in Supreme Court of the State of New York, City of New York, in late May 1999, claiming that a "Termination Event" has occurred with respect to the Threshold Appreciation Price Securities ("TAPS") issued by the Company in September 1997. One of those actions is brought by certain entities claiming to "own or control" 1.8 million TAPS and the other purports to be brought by a holder of an unknown number of TAPS as a class action on behalf of a purported class of all holders of TAPS. The complaints allege that a "Termination Event" has occurred because of, among other things, the actions taken by the DOC described in Note 5 California PPM Discontinued Operations. The complaints seek an order requiring the Company immediately to cause to be released to the TAPS holders approximately $400 million of United States Treasury Notes currently held in escrow. The escrowed funds otherwise would be released to the Company in exchange for common stock of the Company at the final settlement date of the TAPS on August 31, 2000. These cases are in their early stages. No discovery has yet been conducted.

  In June 1999, various insureds filed a class action complaint against Caremark Inc., Caremark International Inc. and third party payors in the United States District Court for the Northern District of Illinois. The action alleges violations of the Racketeer Influenced Corrupt Organizations Act, the Illinois Consumer Fraud Act, and the Employee Retirement Income Security Act as the result of practices developed by Caremark's Home Infusion Division to submit, and cause others to submit, fraudulent claims for payment to insurers of health care benefits. The Home Infusion Division was divested in 1995. The action alleges that the plaintiffs suffered damages stemming from increased premiums charged by the third party payors, and increased co-payments and deductibles charged by Caremark. Plaintiffs request unspecified damages, declaratory relief, attorneys' fees and costs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  MedPartners operates one of the largest independent prescription benefit management ("PBM") companies in the United States, with net revenue of approximately $1,518.3 million for the six months ended June 30, 1999.

                               MEDPARTNERS, INC.



  The Company manages PBM programs for clients throughout the United States, including corporations, insurance companies, unions, government employee groups and managed care organizations. During the first six months of 1999, the Company dispensed approximately 5.9 million prescriptions through 3 mail service pharmacies and processed approximately 19.0 million prescriptions through a network of more than 50,000 retail and other pharmacies.

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

Results of Operations for the Three Months Ended June 30, 1999 and 1998

  The Company's revenues continue to exhibit sustained growth. This growth is entirely internal and has not been supplemented by acquisitions. Key factors contributing to this growth include high customer retention, additional service provided to existing customers, new customer contracts and pharmaceutical price increases. The preponderance of the Company's revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. Revenues for selected types of services are earned based on a percentage of savings achieved or on a per-enrollee or per-member basis; however, these revenues are not material to total revenues.

  For the three months ended June 30, 1999 and 1998, net revenue was $796.2 million and $639.5 million, respectively, representing an increase of $156.7 million (24.5%) from 1998 to 1999, respectively. These increases are primarily attributable to pharmaceutical price increases, the addition of new customers, additional services provided to existing customers and the sale of new products.

  Operating income was $43.1 million for the three months ended June 30, 1999, up from $32.5 million for the three months ended June 30, 1998, a 32.6% increase. Margins were 5.4% in 1999 up from 5.1% in 1998. Operating income increased from growth in net revenue, while operating margins improved due to expense controls. However, the Company expects that overall margins will decrease slightly for the full year as the PBM operations continue to increase as a percentage of the combined business of the Company. (Operating income represents earnings before interest, restructuring charges and income taxes and excludes losses from discontinued operations.)

  Net interest expense was $30.5 million and $21.7 million for the three months ended June 30, 1999 and 1998, respectively. The period over period increase in interest expense primarily resulted from increased debt levels. During the last three quarters of 1998, the Company experienced increases in debt levels which were a result of substantial uses of cash in the Company's discontinued operations for acquisitions, capital expenditures and working capital requirements. The Company's significant debt levels in 1998 and prior years were primarily generated from its PPM operations. Based on the expected net proceeds from the sale and exit of the discontinued operations no interest expense has been allocated to these discontinued operations in the three months ended June 30, 1999.

Results of Operations for the Six Months Ended June 30, 1999 and 1998

  For the six months ended June 30, 1999 and 1998, net revenue was $1,581.3 million and $1,259.7 million, respectively, representing an increase of $321.6 million (25.5%) from 1998 to 1999, respectively. These increases are primarily attributable to pharmaceutical price increases, the addition of new customers, additional services provided to existing customers and the sale of new products.

                               MEDPARTNERS, INC.



  Operating income was $82.0 million for the six months ended June 30, 1999, up from $62.2 million for the six months ended June 30, 1998, a 31.8% increase. Margins were 5.2% in 1999 up from 4.9% in 1998 due to expense controls. Operating income increased primarily from growth in net revenue, while operating margins remained relatively stable. (Operating income represents earnings before interest, restructuring charges and income taxes and excludes losses from discontinued operations.)

  Net interest expense was $57.6 million and $41.0 million for the six months ended June 30, 1999 and 1998, respectively. The period over period increase in interest expense primarily resulted from increased debt levels. During the last three quarters of 1998, the Company experienced increases in debt levels which were a result of substantial uses of cash in the Company's discontinued operations for acquisitions, capital expenditures and working capital requirements. The Company's significant debt levels in 1998 and prior years were primarily generated from its PPM operations. Based on the expected net proceeds from the sale and exit of the discontinued operations interest expense has been allocated to these discontinued operations in the six months ended June 30, 1999.

Discontinued Operations

  The loss from discontinued operations in the second quarter of 1999 of $199.3 million is an adjustment to the charge taken during the fourth quarter of 1998. The adjustment includes an additional $236.6 million for the impairment and write-offs of intangibles and other PPM assets and a reduction in the estimated costs to exit the PPM operations of approximately $37.3 million.

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

  In terms of the status of the Company's Y2K program, including systems related to discontinued operations, management believes that the Company's inventory of information systems is approximately 99% complete, that its assessment of Y2K issues associated with such information systems is approximately 95% complete and that its remediation efforts with respect to such information systems is approximately 75% complete. With respect to the status of the Company's Y2K efforts with respect to equipment and systems that include embedded logic or software which presents Y2K issues, management believes that the inventory of such equipment and systems is approximately 80% complete. The Company's assessment of Y2K issues associated with such equipment and systems is approximately 80% complete. The Company expects to complete its assessment of all these areas by

                               MEDPARTNERS, INC.


September, 1999. The Company expects to commence testing efforts with respect to the Systems, Hardware and Equipment following the completion of the inventory and assessment stages of its Y2K program. The Company has not, to date, received substantial responses to its requests of customers, suppliers and vendors with respect to their Y2K Readiness. As a result, management is currently unable to form an opinion as to the present level of risk associated with the state of Y2K Readiness of the Company's customers, vendors and suppliers, other than a belief that the Y2K issues generally associated with the healthcare industry are very significant and complex and include issues associated with the delivery of healthcare services and products as well as the billing and collection of amounts due for such services and products.

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

  Management of the Company believes that the Company's Y2K program will be substantially completed by the end of the third quarter of 1999. The Company estimates that the total cost of the Y2K program, including $13.3 million in costs associated with discontinued operations, will be approximately $19.4 million, of which approximately $15.4 million has been spent through June 30, 1999. Of such aggregate Y2K expenditures made to date, management currently estimates that approximately $12.2 million consisted of capital expenditures for new or replacement systems, hardware and equipment and approximately $3.2 million consisted of expenses of the Y2K program. The source of the funding utilized to make such historical expenditures has been borrowings under the Company's credit facility and cash flow from operations. Management of the Company believes that a significant amount of the funds spent to date and budgeted in the future for achieving Y2K Readiness would otherwise have been spent and budgeted in connection with the Company's ongoing information technology consolidation efforts to reduce the number of information systems and hardware platforms utilized in its operations and acquired through the Company's various acquisition transactions over the years.

  The Company believes that the most reasonably likely worse case scenario with respect to Y2K issues is the possibility that equipment and systems that include embedded logic or software will fail to be Y2K Ready and that such failure will cause such equipment to fail to operate or operate improperly. The failure of such equipment may expose individual patients to potential injury and may expose the Company to claims and liabilities. At this time the Company cannot estimate the likelihood or magnitude of any such equipment or systems failures. The Company has begun to establish a contingency plan for the failure of such equipment or systems.

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

                               MEDPARTNERS, INC.



Factors That May Affect Future Results

  The future operating results and financial condition of the Company are dependent on the Company's ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. The future operating results and financial condition of the Company may be affected by a number of additional factors, including: the Company's divestiture strategy; competition for expansion opportunities; efforts to control healthcare costs; exposure to professional liability; and pharmacy licensing, healthcare reform; implementation of the Company's settlement agreement with the State of California; adverse resolution of lawsuits pending against the Company; implementation of the Company's strategic plan; the Company's liquidity and capital requirements; the Company's failure to ensure its information systems are Year 2000 compliant and government regulation. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

  There are various legal matters which, if materially adversely determined, could have a material adverse effect on the Company's operating results and financial condition. See Item 3 of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1998.

Liquidity and Capital Resources

  The Company experienced positive cash flow from continuing operations for the six months ended June 30, 1998 and 1999. The cash flow from continuing operations for the six months ended June 30, 1999 was $48.6 million and net capital expenditures were $7.0 million. Cash provided by discontinued operations was $294.4 million for the six months ended June 30, 1999. The primary source of funds provided by discontinued operations related to the sale of the Company's Contract Services division and various PPM asset sales (see Note 4 of the accompanying unaudited Condensed Consolidated Financial Statements of the Company).

The Company has a credit facility with NationsBank, N.A. as administrative agent The credit facility is unsecured, but is guaranteed by the Company's material subsidiaries. The credit facility consists of the following:

  i. an amortizing term loan ($102.4 million outstanding at June 30, 1999);

  ii. a non-amortizing term loan ($102.4 million outstanding at June 30, 1999); and

  iii. a revolving credit facility in an aggregate principal amount of up to $400 million ($297.0 million in outstanding borrowings, $22.0 million in letters of credit under the revolving credit facility and $25 million reserved for a letter of credit with regard to its funding obligations under the Settlement Agreement, as defined below, resulting in $56.0 million in available borrowing capacity at June 30,
       1999).

  Quarterly principal payments on the term loan described in (i) above are scheduled to begin in November 1999. Accordingly, the Company has classified the portion of this debt due within the next twelve months as short-term.

  The Company's credit facility as amended permits up to $150 million in accounts receivable securitization. The Company has securitized certain of its accounts receivable pursuant to an accounts receivable securitization facility with The Chase Manhattan Bank as funding agent. As of June 30, 1999, the Company has securitized approximately $90 million in accounts receivable.

  The Company entered into an amendment to its Credit Facility dated as of April 15, 1999, to modify the terms of its credit agreement concerning the Company's proposed settlement with the State of California on April 9, 1999. The terms of the agreement were modified to among other things (a) permit the Company to enter into a comprehensive settlement agreement and transition plan with the State of California (the "Settlement Agreement"); (b) permit the sale or other disposition of all of the property and assets of the Company's California PPM operations, with proceeds remaining in the California PPM operations to satisfy liabilities and obligations of the Company's California PPM operations, including MPN's liabilities and obligations; (c) to increase to $215 million (of which $15 million is available solely to pay amounts under certain promissory notes), from $125 million, the amount of net asset sale proceeds available to the Company for use in its business and operations in the ordinary course; (d) modify certain financial ratios for periods ending on or after March 31, 1999; and (e) to increase to $100 million the amount of accounts receivable permitted to be securitized.

  Effective June 29, 1999, the Company entered into an amendment to its credit facility to modify the terms of its credit agreement primarily concerning the Company's settlement with the State of California dated June 16, 1999. The terms of the credit agreement were modified to among other things (a) permit the Company to dispose of the property and assets of the Company's California PPM operations in accordance with the June 16, 1999 settlement; (b) increase to $150 million the amount of accounts receivable permitted to be securitized; and (c) modify certain financial covenants for periods ending on or after June 30, 1999.

  The Company entered into amendments to its credit facility dated as of August 2, 1999 and August 16, 1999, to modify the terms of its credit agreement concerning among other things (a) the amount of cash and non-cash charges that are permitted to be excluded from financial results for covenant purposes and (b) the retention by the Company of certain net cash proceeds of asset dispositions. Specifically, the Company is now allowed to exclude up to $233.5 million in cash charges related to the reclassification of the physician practice management businesses as discontinued operations versus the previous maximum amount of $220 million. The amendments also allow the Company to retain up to $50 million and, with the consent of the majority lenders under the credit facility, up to an additional $43 million of net cash proceeds from asset dispositions occurring on or after July 1, 1999 (in each case in addition to $15 million in net cash proceeds previously designated for the payment of certain promissory notes), for use in its business and operations in the ordinary course rather than applying those proceeds to the term loans as previously required. In connection with these amendments the Company has agreed that upon receipt of requisite consent of its lenders under the credit facility, it shall pledge all of the capital stock of its subsidiary, Caremark, Inc., as security for the credit facility, with an equal and ratable pledge in favor of the holders of the Company's 7 3/8% Senior Notes due 2006.

  The Company's discontinued operations will continue to use significant amounts of cash until the Company divests such operations. Proceeds from the sales of these operations will be used to reduce the term loans and the revolver to the extent required under the amended credit agreement. Cash used to fund exit costs, which are classified in current liabilities as other accrued expenses and liabilities, will be funded by the revolving credit facility and cash flow from continuing operations. The Company believes that amounts available from the sales of discontinued operations, amounts available under its revolving credit facility, as amended, and cash flow from continuing operations will be sufficient to fund its cash requirements. However, if the cash generated from such sources is insufficient to fund discontinued operations until they are divested, or if the Company is unable to successfully implement its divestiture strategy, including the Settlement Agreement, in a timely manner, the Company's liquidity position could be adversely affected. In such event, the Company would seek to enhance its liquidity position through further modifications to its amended credit agreement, incurrence of additional indebtedness and/or the sale of securities of the Company. Although the Company currently believes that one or more of such alternatives would be available to enhance liquidity, each such alternative is dependent upon future events, conditions and other matters outside the control of management of the Company.

  On April 9, 1999, the Company and representatives of the State of California (the "State") have signed a letter of intent to settle the disputes relating to MPN. The proposed settlement provides for a loan of up to $25 million from certain health care services plans to the Company or, as designated by the Company, purchasers of MPN's and the Company's California PPM operations. The Company also will be providing a letter of credit in the amount of $25 million in respect of its funding obligations with respect to the proposed settlement. For a detailed discussion, see Note 5 of the accompanying unaudited Consolidated Financial Statements of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to market risk from changes in interest rates related to its long-term debt. The impact on earnings and value of its current and current and long-term debt is subject to change as a result of movements in market rates and prices. As of June 30, 1999, the Company had $466 million in long-term debt subject to variable interest rates. The remaining $870 million in long-term debt is subject to fixed rates of interest. The Company had $37 million in current debt subject to variable interest rates. A hypothetical increase in interest rates of 1% would result in potential reductions in future pre-tax earnings of approximately $5.0 million per year. The impact of such a change on the carrying value of the current and long-term debt would not be significant. These amounts are determined based on the impact of the hypothetical interest rates on the Company's current and long-term debt balances and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

Part II. Other Information

Item 1. Legal Proceedings

  The Company is a defendant in two lawsuits filed in Supreme Court of the State of New York, City of New York, in late May 1999, claiming that a "Termination Event" has occurred with respect to the Threshold Appreciation Price Securities ("TAPS") issued by the Company in September 1997. One of those actions is brought by certain entities claiming to "own or control" 1.8 million TAPS and the other purports to be brought by a holder of an unknown number of TAPS as a class action on behalf of a purported class of all holders of TAPS. The complaints allege that a "Termination Event" has occurred because of, among other things, the actions taken by the DOC described in Note 5 California PPM Discontinued Operations. The complaints seek an order requiring the Company immediately to cause to be released to the TAPS holders approximately $400 million of United States Treasury Notes currently held in escrow. The escrowed funds otherwise would be released to the Company in exchange for common stock of the Company at the final settlement date of the TAPS on August 31, 2000. These cases are in their early stages. No discovery has yet been conducted.

  In June 1999, various insureds filed a class action complaint against Caremark Inc., Caremark International Inc. and third party payors in the United States District Court for the Northern District of Illinois. The action alleges violations of the Racketeer Influenced Corrupt Organizations Act, the Illinois Consumer Fraud Act, and the Employee Retirement Income Security Act as a result of practices developed by Caremark's Home Infusion Division to submit, and cause others to submit, fraudulent claims for payment to insurers of health care benefits. The Home Infusion Division was divested in 1995. The action alleges that the plaintiffs suffered damages stemming from increased premiums charged by the third party payors, and increased co-payments and deductibles charged by Caremark. Plaintiffs request unspecified damages, declaratory relief, attorneys' fees and costs.

  There can be no assurance that these lawsuits will not have a disruptive effect upon the operations of the business, that the defense of these lawsuits will not consume the time and attention of senior management of MedPartners and its subsidiaries, or that the resolution of these lawsuits will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously defend each these lawsuits. The Company believes that these lawsuits will not have a material adverse effect on the operating results and financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

   (a)The Company's Annual Meeting of Stockholders was held on June 10,
      1999.

   (b)Not applicable.

   (c)The following proposals were adopted by the stockholders of the Company;

           (i)The election of three Directors.

The vote on the above was:

                                  For          Abstain
                            --------------- --------------
   Edwin M. Crawford        161,976,135.190 17,136,920.200
   James H. Dickerson, Jr.  161,996,157.500 17,116,897.890
   Kristen E. Gibney        162,640,757.800 16,472,297.590

   (d)Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

  The exhibits required in Regulation S-K are set forth in the following list.

   (2)-1 Amended and Restated Operations and Settlement Agreement, dated as of June 16, 1999, among the Commissioner of the Department of Corporations of the State of California acting for himself and for the Department of Corporations of the State of California, J. Mark Abernathy as Special Monitor, the Company and its successors and assigns, and MedPartners Provider Network, Inc., a California corporation.

   (2)-2 Amendment No. 1 to the Amended and Restated Operations and Settlement Agreement, dated as of July 31, 1999, among the Commissioner of the Department of Corporations of the State of California acting for himself and for the Department of Corporations of the State of California, J. Mark Abernathy as Special Monitor, the Company and its successors and assigns, and MedPartners Provider Network, Inc., a California corporation.

   (10)-1 Amendment and Waiver No. 7, dated as of June 29, 1999 to the Amended and Restated Credit Agreement dated as of June 9, 1998 among the Company, the Lenders party thereto, NationsBank, N.A., as the Initial Issuing Bank and the Swing Line Bank thereunder, Credit Lyonnais New York Branch, The First National Bank of Chicago and Morgan Guaranty Trust Company of New York, as the Syndication Agents therefor, Banc of America Securities LLC (formerly NationsBanc Montgomery Securities LLC), as the Arranger therefor, and NationsBank, N.A., as the Administrative Agent for the Lender Parties thereunder.

   (10)-2 Amendment and Waiver No. 8, dated as of August 2, 1999 to the Amended and Restated Credit Agreement dated as of June 9, 1998 among the Company, the Lenders party thereto, Bank of America, N.A. (f/k/a NationsBank, N.A.), as the Initial Issuing Bank and the Swing Line Bank thereunder, Credit Lyonnais New York Branch, The First National Bank of Chicago and Morgan Guaranty Trust Company of New York, as the Syndication Agents therefor, Banc of America Securities LLC (formerly NationsBanc Montgomery Securities
          LLC), as the Arranger therefor, and Bank of America, N.A. (f/k/a NationsBank, N.A.), as the Administrative Agent for the Lender Parties thereunder.

   (27)  Financial Data Schedule

  (b) Reports on Form 8-K

  The Company's Current Report on Form 8-K filed April 9, 1999 (reporting the second amendment to the Company's Amended and Restated Credit Agreement dated as of June 9, 1998).

  No other Items of Part II are applicable to the Company for the period covered by this Quarterly Report on Form 10-Q.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MedPartners, Inc.

                                                /s/ James H. Dickerson, Jr.
                                          By: _________________________________
                                                 James H. Dickerson, Jr.,
                                            Executive Vice President and Chief
                                                     Financial Officer

                                                   /s/ Howard A. McLure
                                          By: _________________________________
                                                     Howard A. McLure,
                                              Senior Vice President and Chief
                                                    Accounting Officer

Date: August 16, 1999