Form 10-Q
period 1999-09-30
CAREMARK RX INC
filed 1999-11-15
CIK 1000736

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _________________________

                         Commission file number: 0-27276

                                CAREMARK RX, INC.
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

                                  (205)733-8996
              (Registrant's Telephone Number, Including Area Code)
                          (Formerly MedPartners, Inc.)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at November 1, 1999
  -----------------------                   -------------------------------
  COMMON STOCK, PAR VALUE                               199,566,476
     $.001 PER SHARE

* Includes 8,419,952 shares held in trust to be utilized in employee benefit plans.

                           FORWARD LOOKING STATEMENTS


         In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Section 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Caremark Rx, Inc. ("Caremark Rx" or the "Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

         "Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of Caremark Rx. Caremark Rx undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

                                CAREMARK RX, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                                          Page
                                                                                                                          ----
               PART I - FINANCIAL INFORMATION

               Item 1.       Financial Statements

                             Condensed Consolidated Balance Sheets  -
                             September 30, 1999 (Unaudited) and December 31, 1998.................................          4

                             Condensed Consolidated Statements of Operations (Unaudited) -
                             Three Months Ended September 30, 1999 and 1998.......................................          5

                             Condensed Consolidated Statements of Operations (Unaudited) -
                             Nine Months Ended September 30, 1999 and 1998........................................          6

                             Condensed Consolidated Statements of Cash Flows (Unaudited) -
                             Nine Months Ended September 30, 1999 and 1998........................................          7

                             Notes to Condensed Consolidated Financial Statements (Unaudited).                              8

               Item 2.       Management's Discussion and Analysis of Financial
                             Condition and Results of Operations..................................................         13

               Item 3.       Quantitative and Qualitative Disclosures About Market Risk.                                   19

               PART II - OTHER INFORMATION

               Item 1.       Legal Proceedings....................................................................         20

               Item 2.       Changes in Securites and use of proceeds.............................................         20

               Item 6.       Exhibits and Reports on Form 8-K.....................................................         21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                CAREMARK RX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                         1999              1998
                                                                                      -------------    -------------
                                                                                               (IN THOUSANDS)
                                                      ASSETS
Current assets:
  Cash and cash equivalents ....................................................      $    20,164       $    23,100
  Accounts receivable, less allowances for bad debts of $12,270 and $11,136 ....          218,340           185,719
  Inventories ..................................................................          139,986           171,739
  Prepaid expenses and other current assets ....................................           10,231            11,513
  Current assets of discontinued operations ....................................          185,066           793,495
                                                                                      -----------       -----------
         Total current assets ..................................................          573,787         1,185,566
Property and equipment, net ....................................................          108,983           115,835
Intangible assets, net .........................................................           41,639            27,463
Other assets ...................................................................           78,327            51,272
Non current assets of discontinued operations ..................................           69,169           481,970
                                                                                      -----------       -----------
                                                                                      $   871,905       $ 1,862,106
                                                                                      ===========       ===========

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable .............................................................      $   303,111       $   215,861
  Other accrued expenses and liabilities .......................................          204,517           297,265
  Income tax payable ...........................................................           10,896             9,480
  Current portion of long-term debt ............................................          500,365               207
  Current liabilities of discontinued operations ...............................          205,462           577,642
                                                                                      -----------       -----------
         Total current liabilities .............................................        1,224,351         1,100,455

Long-term debt, net of current portion .........................................          679,872         1,735,096
Other long-term liabilities ....................................................           31,187            61,954
Long-term liabilities of discontinued operations ...............................           38,902           108,774
                                                                                      -----------       -----------
          Total liabilities ....................................................        1,974,312         3,006,279

Convertible preferred securities ...............................................          200,000                --

Stockholders' deficit:
  Common stock, $.001 par value; 400,000 shares
    authorized; issued -- 199,384 in 1999
    and 199,032 in 1998 ........................................................              199               199
  Additional paid-in capital ...................................................          952,470           954,420
  Shares held in trust, 8,465 in 1999 and 8,838 in 1998 ........................         (135,873)         (142,477)
  Accumulated deficit ..........................................................       (2,119,203)       (1,956,315)
                                                                                      -----------       -----------
         Total stockholders' deficit ...........................................       (1,302,407)       (1,144,173)
                                                                                      -----------       -----------
                                                                                      $   871,905       $ 1,862,106
                                                                                      ===========       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                CAREMARK RX, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      -----------------------------
                                                                                         1999               1998
                                                                                      -----------       -----------
                                                                                           (IN THOUSANDS, EXCEPT
                                                                                             PER SHARE AMOUNTS)

Net revenue ....................................................................      $   812,996       $   660,608
Operating expenses:
  Cost of revenues .............................................................          738,054           596,024
  Selling, general and administrative ..........................................           24,907            20,542
  Depreciation and amortization ................................................            5,594             4,645
  Net interest expense .........................................................           29,335            19,525
                                                                                      -----------       -----------
Income from continuing operations before income taxes ..........................           15,106            19,872
Income tax expense .............................................................            1,179             7,551
                                                                                      -----------       -----------
Income from continuing operations before preferred security dividends ..........           13,927            12,321
Preferred security dividends ...................................................               35                --
                                                                                      -----------       -----------
Net income from continuing operations available to
 common shareholders ...........................................................           13,892            12,321
Loss from discontinued operations ..............................................               --            (3,709)
                                                                                      -----------       -----------
Net income available to common shareholders ....................................      $    13,892       $     8,612
                                                                                      ===========       ===========

Basic earnings per common share:
  Income from continuing operations ............................................      $      0.07       $      0.06
  Loss from discontinued operations ............................................               --             (0.02)
                                                                                      -----------       -----------
  Net income ...................................................................      $      0.07       $      0.04
                                                                                      ===========       ===========
Diluted earnings per common share:
  Income from continuing operations ............................................      $      0.07       $      0.06
  Loss from discontinued operations ............................................               --             (0.02)
                                                                                      -----------       -----------
  Net income ...................................................................      $      0.07       $      0.04
                                                                                      ===========       ===========

Weighted average common shares outstanding .....................................          190,780           189,585
Dilutive effect of employee stock options ......................................            6,458                74
                                                                                      -----------       -----------
Weighted average shares outstanding, assuming dilution .........................          197,238           189,659
                                                                                      ===========       ===========



See accompanying notes to unaudited condensed consolidated financial statements.

                                CAREMARK RX, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      -----------------------------
                                                                                          1999              1998
                                                                                      -----------       -----------
                                                                                          (IN THOUSANDS, EXCEPT
                                                                                             PER SHARE AMOUNTS)
Net revenue ....................................................................      $ 2,394,261       $ 1,920,291
Operating expenses:
  Cost of revenues .............................................................        2,179,006         1,741,419
  Selling, general and administrative ..........................................           72,560            63,540
  Depreciation and amortization ................................................           16,256            13,747
  Net interest expense .........................................................           86,895            60,564
  Restructuring charge .........................................................               --             9,500
                                                                                      -----------       -----------
Income from continuing operations before income taxes ..........................           39,544            31,521
Income tax expense .............................................................            3,087            11,977
                                                                                      -----------       -----------
Income from continuing operations before preferred security dividends ..........           36,457            19,544
Preferred security dividends ...................................................               35                --
                                                                                      -----------       -----------
Net income from continuing operations available to
   common shareholders .........................................................           36,422            19,544
Loss from discontinued operations ..............................................         (199,310)          (59,276)
                                                                                      -----------       -----------
Net loss .......................................................................      $  (162,888)      $   (39,732)
                                                                                      ===========       ===========

Basic earnings per common share:
  Income from continuing operations ............................................      $      0.19       $      0.10
  Loss from discontinued operations ............................................            (1.04)            (0.31)
                                                                                      -----------       -----------
  Net loss .....................................................................      $     (0.85)      $     (0.21)
                                                                                      ===========       ===========
Diluted earnings per common share:
  Income from continuing operations ............................................      $      0.19       $      0.10
  Loss from discontinued operations ............................................            (1.02)            (0.31)
                                                                                      -----------       -----------
  Net loss .....................................................................      $     (0.83)      $     (0.21)
                                                                                      ===========       ===========

Weighted average common shares outstanding .....................................          190,622           189,083
Dilutive effect of employee stock options ......................................            4,485               421
                                                                                      -----------       -----------
Weighted average shares outstanding, assuming dilution .........................          195,107           189,504
                                                                                      ===========       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                CAREMARK RX, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      -----------------------------
                                                                                         1999              1998
                                                                                      -----------       -----------
                                                                                             (IN THOUSANDS)
Operating activities:
 Net loss ......................................................................      $  (162,888)      $   (39,732)
 Adjustments for non-cash items:
  Non-cash interest expense ....................................................            4,152             3,792
  Depreciation and amortization ................................................           16,256            13,747
  Provision for deferred tax expense ...........................................               --             1,848
  Restructuring charges ........................................................               --             9,500
  Loss from discontinued operations ............................................          199,310            59,276
Changes in operating assets and liabilities ....................................           80,560            11,493
                                                                                      -----------       -----------
    Net cash and cash equivalents provided by continuing operations ............          137,390            59,924
Investing activities:
 Purchase of property and equipment ............................................          (12,757)          (22,042)
 Proceeds from sales of property and equipment .................................               --             8,523
 Cash used to fund acquisitions ................................................          (12,548)               --
                                                                                      -----------       -----------
    Net cash and cash equivalents used in investing activities .................          (25,305)          (13,519)
Financing activities:
  Capital contributions ........................................................            2,049             3,048
  Net borrowings (repayments) under credit facility ............................         (554,662)          292,251
  Net proceeds from issuance of convertible preferred securities ...............          193,000                --
  Repayment of debt ............................................................             (404)             (192)
  Capitalized loan fees ........................................................           (3,162)           (6,100)
  Accounts receivable securitization ...........................................           14,690                --
                                                                                      -----------       -----------
    Net cash and cash equivalents provided by (used in) financing activities ...         (348,489)          289,007

Cash paid for restructuring expenses ...........................................           (3,596)           (4,286)
Cash provided by (used in) discontinued operations .............................          237,064          (397,252)
                                                                                      -----------       -----------
Net decrease in cash and cash equivalents ......................................           (2,936)          (66,126)
Cash and cash equivalents at beginning of period ...............................           23,100           109,098
                                                                                      -----------       -----------

Cash and cash equivalents at end of period .....................................      $    20,164       $    42,972
                                                                                      ===========       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                CAREMARK RX, INC.

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet of the Company at December 31, 1998, has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements and footnote disclosures should be read in conjunction with the December 31, 1998, audited consolidated financial statements and the notes thereto.

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

         On September 13, 1999, the Company announced that it had changed its name from MedPartners, Inc. to Caremark Rx, Inc. to reflect its focus on its core pharmaceutical services operations.

NOTE 2. INCOME TAXES

         Significant variations exist in the customary relationship between income tax expense and pretax income because the Company has utilized net operating loss carryforwards to offset its taxable federal income and certain taxable state income. Consequently, the Company has recognized a tax rate of 8%, its effective state income tax rate.

NOTE 3. CREDIT FACILITY

         The Company has amended its credit facility a number of times since its amendment and restatement in June 1998. In January 1999, the Company amended its credit facility to permit it to implement its strategy of divesting the discontinued PPM and contract services businesses. In April 1999, the Company amended the credit facility to modify its terms in connection with the April 1999, proposed settlement with the State of California discussed below. The terms of the agreement were modified to, among other things:

         - permit the Company to enter into a comprehensive settlement agreement and transition plan with the State of California and certain health care service plans;

         - permit the sale or other disposition of all of the property and assets of the discontinued California PPM operations, with proceeds remaining in those operations to satisfy liabilities and obligations of those operations; and

         - modify certain financial covenants for periods ending on or after March 31, 1999.

         In June 1999, the Company amended the credit facility to modify its terms primarily in connection with the June 1999, definitive settlement agreement with the State of California discussed below. The terms of the agreement were modified to, among other things:

         - permit the Company to dispose of the property and assets of the California PPM operations in accordance with the June 1999, settlement agreement;

         - increase the amount of accounts receivable permitted to be securitized; and

         - modify certain financial covenants for periods ending on or after June 30, 1999.

                                CAREMARK RX, INC.

         The Company entered into two amendments to the credit facility in August 1999, to modify its terms concerning, among other things: (a) the amount of cash and non-cash charges that are permitted to be excluded from financial results for purposes of financial covenant compliance and (b) the retention of certain net cash proceeds of asset dispositions. Specifically, the Company is now allowed to exclude up to $233.5 million in cash charges related to the reclassification of the PPM business as discontinued operations versus the previous maximum amount of $220 million. The amendments also allow the Company to retain certain proceeds from asset dispositions on or after July 1, 1999, as discussed above. In connection with these amendments the Company agreed to pledge all of the capital stock of the subsidiary that owns its principal operating subsidiary, as security for the credit facility, with an equal and ratable pledge in favor of the holders of the 7 3/8% Senior Notes due 2006, which pledge was made in November 1999.

         In September 1999, the Company entered into an amendment to its credit facility which allowed for the $200 million of 7% Shared Preference Redeemable Securities offering. The amendment called for $80 million of the proceeds from the offering to be used to reduce the outstanding balance under the term loans. In addition, as part of the amendment, up to $93 million of net cash proceeds from dispositions of clinics occurring on or after July 1, 1999 may be used in the Company's business and operations in the ordinary course, rather than being applied to the term loans.

         In November 1999, the Company entered into an amendment to its credit facility which allowed for the modification of certain financial covenants to reflect, among other things, the completion of the Convertible Preferred Securities offering, and extended the date required for effectiveness of settlement agreement with the State of California to December 31, 1999.

NOTE 4.  SALES OF DISCONTINUED OPERATIONS

         On January 26, 1999, the Company closed the sale of its government services operations, one of the two businesses that comprised the Company's contract services business, to America Service Group, Inc. The Company received approximately $67 million in cash, less certain working capital adjustments, in this transaction.

         On March 12, 1999, the Company closed the sale of its hospital services operations, the other of the two businesses that comprised the Company's contract services business, to an unaffiliated third party and the current management team in a recapitalization transaction. The Company received approximately $318.9 million in cash, before payment of transaction costs and other expenses, including insurance coverage for certain medical malpractice liabilities, in this transaction. The Company retained 7.3% of the equity of the recapitalized company.

         During the nine months ended September 30, 1999, the Company completed various asset sales of its PPM business. Net proceeds from these sales totaled $281.0 million. On April 23, 1999, the Company closed the sale of assets of the PPM business that provides services to the multi-specialty physicians group, Kelsey-Seybold Medical Group, P.A. to a joint venture. The joint venture acquired the Caremark Rx and Kelsey-Seybold management services agreement, related assets and certain real estate for $150 million, less certain working capital and other adjustments.

         During the fourth quarter of 1998, the Company recorded a $1.1 billion net loss on the disposal of discontinued operations. This loss included approximately $815.4 million for the impairment and write-offs of intangibles and other PPM assets, estimated costs to exit the PPM operations of approximately $340.9 million (including $153.9 million to fully reserve the Company's deferred tax assets) and approximately $90.8 million, net of taxes of $55.6 million, for the estimated net gain on the sale of the contract services businesses. During the second quarter of 1999, the Company recorded an additional charge for $199.3 million related to the net loss on the disposal of discontinued operations. This charge is an adjustment to the $1.1 billion dollar net loss on the disposal of discontinued operations recorded in the fourth quarter of 1998. The adjustment includes an additional $236.6 million for the impairment and write-offs of intangibles and other PPM assets and a reduction in the estimated costs to exit the PPM operations of approximately $37.3 million. During the first nine months of 1999, the Company realized a loss of $784.8 million on the sale of PPM assets, incurred costs to exit the PPM business, including losses from operations, of $199.0 million and realized a gain on the sale of the contract services division of $91.1 million, net of taxes of $55.9 million.

                                CAREMARK RX, INC.

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

         On April 9, 1999, the Company and representatives of the State of California (the "State") reached an agreement in principle to settle the disputes relating to MPN. The proposed settlement provided for, among other things: a transition plan for the orderly and timely disposition of the existing operations of MPN and the Company's California PPM-related assets; the continued funding of the Company's California PPM operations with all of the proceeds from such disposition; restoration of MPN's assets, operations and management responsibilities to the Company, which will operate MPN as a debtor in possession under the Bankruptcy Code, subject to oversight of the successor to the originally appointed conservator; and the continuation in a monitoring role by such successor and the DOC with primary oversight responsibilities on the fulfillment of the proposed settlement and transition plan. The proposed settlement also provided for the Company to provide a letter of credit in the amount of $25 million as security for its funding obligations.

         On May 10, 1999, pending execution of a definitive settlement agreement, the Company and the State reached an interim agreement (the "Interim Agreement") to begin implementation of the principal terms of the proposed settlement. As part of the Interim Agreement, the DOC stayed its prior orders, and sought and received an order from the Superior Court modifying the conservator's role and appointing him as a special monitor for MPN (the "Monitor Order"). The Monitor Order was intended to allow the Company to proceed with its transition plan for the orderly and timely disposition of the existing operation of MPN and the Company's California PPM-related assets. In particular, the Monitor Order provided that: MPN property, business, and assets would be returned immediately to MPN, which would be managed by the Company and operate as a debtor in possession under the Bankruptcy Code; a special monitor appointed by the state would provide oversight and supervision of MPN and maintain certain operational controls over MPN pending approval by the Bankruptcy Court of the definitive settlement agreement; and the Company would fund, as contemplated in its transition plan, the working capital requirements of its subsidiaries to enable the normal continuing operations of the managed physician practices, including the payment of adjudicated provider claims.

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

         At a hearing held on July 19, 1999, the Bankruptcy Court approved the Settlement Agreement and authorized MPN to enter into and consummate the transactions contemplated by the Settlement Agreement, with effectiveness and implementation of the Settlement Agreement to occur according to its terms and conditions. In addition, as contemplated by and provided for in the Settlement Agreement, during the course of MPN's chapter 11 case, the Bankruptcy Court has approved MPN's consent to and/or participation in a series of transactions implementing the Company's disposition of the operations of MPN. The last such transaction involving MPN was approved by the Bankruptcy Court at a hearing held on August 10, 1999. Also as contemplated by the Settlement Agreement, it is anticipated that MPN will file a plan of reorganization with the Bankruptcy Court in November 1999, which plan will set forth the terms and conditions upon which MPN's remaining assets will be distributed to creditors of MPN entitled to participate therein.

         Included in current assets of discontinued operations at September 30, 1999 are restricted cash deposits and invested cash balances of approximately $46 million. These cash balances are restricted for purposes of satisfying certain remaining liabilities of the Company's California PPM operations which were sold during 1999.

                               CAREMARK RX, INC.

NOTE 6.  CONVERTIBLE PREFERRED SECURITIES

         In September 1999, the Company privately placed $200 million of 7% Shared Preference Redeemable Securities ("Convertible Preferred Securities"). The Convertible Preferred Securities represent preferred undivided beneficial interests in the assets of Caremark Rx Capital Trust I (the "Trust"). The sole asset of the Trust consists of 7% Convertible Subordinated Debentures due 2029, which were acquired by the Trust from the Company in connection with the offering. The Convertible Subordinated Debentures underlying the Convertible Preferred Securities are securities of, and the Convertible Preferred Securities are guaranteed by, Caremark Rx. The Convertible Preferred Securities mature in the year 2029 but are redeemable prior to maturity at the option of the Company beginning October 15, 2002. Each Convertible Preferred Security is convertible at the option of the holder into shares of common stock, par value $.001 per share, of the Company at a conversion rate of 6.7125 shares of common stock for each Convertible Preferred Security (equivalent to a conversion price of $7.4488 per share of common stock.) Dividends on the Convertible Preferred Securities will be payable at an annual rate of 7% of the liquidation amount of $50 per Convertible Preferred Security, and will be payable quarterly in arrears on January 1, April 1, July 1 and October 1 each year, beginning January 1, 2000. Dividends on the Convertible Preferred Securities may be deferred by the Company for up to 20 consecutive quarters. The Company has no intention at the present time to defer the payment of the dividends.

NOTE 7.  CONTINGENCIES

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

                                CAREMARK RX, INC.

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

         In March 1998, a consortium of insurance companies and third-party private payors sued Caremark alleging violations of the Racketeering Influenced and Corrupt Organizations Act ("RICO"), the Employee Retirement Income Security Act ("ERISA") and claims of state law fraud and unjust enrichment. The case was filed in the United States District Court for the Northern District of Illinois. The plaintiffs maintain that Caremark's home infusion division implemented a scheme to submit fraudulent claims for payment to the payors which the payors unwittingly paid. The complaint seeks unspecified damages, treble damages and attorney's fees and expenses. In September 1999, the court dismissed all RICO claims, as well as the claims of all but 9 of the plaintiffs.

         The Company is a defendant in two lawsuits filed in Supreme Court of the State of New York, City of New York, claiming that a "Termination Event" has occurred with respect to the Threshold Appreciation Price Securities ("TAPS") issued by the Company in September 1997. One of those actions is brought by certain entities claiming to "own or control" 1.8 million TAPS and the other purports to be brought by a holder of an unknown number of TAPS as a class action on behalf of a purported class of all holders of TAPS. The complaints allege that a "Termination Event" has occurred because of, among other things, the actions taken by the DOC described in Note 5, California Discontinued PPM Operations. The complaints seek an order requiring the Company immediately to cause to be released to the TAPS holders approximately $400 million of United States Treasury Notes currently held in escrow. The escrowed funds otherwise would be released to the Company in exchange for common stock of the Company at the final settlement date of the TAPS on August 31, 2000. The Company has filed a motion for summary judgment.

         In June 1999, various insureds filed a class action complaint against Caremark Inc., Caremark International Inc. and third party payors in the United States District Court for the Northern District of Illinois. The action alleges violations of the Racketeer Influenced Corrupt Organizations Act, the Illinois Consumer Fraud Act, and the Employee Retirement Income Security Act as the result of practices developed by Caremark's Home Infusion Division to submit, and cause others to submit, fraudulent claims for payment to insurers of health care benefits. The Home Infusion Division was divested in 1995. The action alleges that the plaintiff's suffered damages stemming from increased premiums charged by the third party payors, and increased co-payments and deductibles charged by Caremark. Plaintiffs request unspecified damages, declaratory relief, attorneys' fees and costs.

         There can be no assurance that the lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of senior management of Caremark Rx and its subsidiaries, or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously defend each of these lawsuits. The Company believes that these lawsuits will not have a material adverse effect on the operating results and financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $2.4 billion for the first nine months of 1999. The Company's core operations are comprised of its pharmacy benefit management services ("PBM") unit and its therapeutic pharmaceutical services unit ("CTS"). The services of these two business units are sold both separately and together to assist corporations, insurance companies, unions, government employee groups and managed care organizations throughout the United States in delivering prescription drugs to their members in a cost-effective manner.

         The Company's net revenues generally include payments by its customers based on the cost of pharmaceuticals dispensed to their members and administrative fees. Pharmaceuticals are dispensed from retail pharmacies included in one of the Company's networks or from one of its three wholly-owned and operated mail service pharmacies. Costs of net revenues are comprised primarily of pharmaceutical acquisition costs and the cost of services associated with dispensing drugs and operating systems.

         The Company has begun to implement a strategy of marketing to health plans. While this strategy is expected to result in higher revenues and higher average revenue per account, the Company anticipates that its gross margins--that is, gross profit as a percentage of net revenues--will decrease in the future as it implements this strategy. Health plans typically involve a higher concentration of retail pharmacy services, which have a lower margin than the Company's mail service pharmacy and CTS operations. The Company anticipates that overall margins will decrease in the future as a result of the strategy of marketing to health plans and as its PBM operations continue to increase at a faster rate than its higher-margin CTS operations.

         On November 11, 1998, the Company announced that Caremark, which includes its PBM business, would become its core operating unit and announced its intention to divest its other businesses. As a result, the Company restated its prior period financial statements to reflect the appropriate accounting for these discontinued operations. Additionally, the Company recorded a charge related to discontinued operations of $1.1 billion during the fourth quarter of 1998 and an additional related charge of $199.3 million in the second quarter of 1999. On January 26, 1999, the Company completed the sale of its government services business for $67 million less certain working capital adjustments. On March 12, 1999, the Company completed the sale of its Team Health business for $318.9 million, less certain expenses, and retained approximately 7.3% of the equity of the recapitalized company. Through September 30, 1999, the Company has divested all of its contract services operations, all its California PPM operations and 107 clinics in its non-California PPM operations, generating approximately $852 million in gross proceeds, including the assumption of liabilities by purchasers. The Company expects to sell the remaining nine non-California PPM clinics by the end of 1999.

         The Company's significant debt levels in 1998 and prior years were primarily generated from its PPM operations. The net interest expense allocated to the discontinued operations was based on the expected net proceeds from the sale of and exit from the discontinued operations and was limited by generally accepted accounting principles; accordingly, the interest expense allocated to continuing operations is not necessarily indicative of the net interest expense those operations would have incurred as an independent entity.

         The Company has tax net operating loss ("NOL") carryforwards of approximately $819 million as of December 31, 1998. Additionally, its sales of discontinued operations have generated and will generate substantial additional tax NOL carryforwards in 1999. As a result, the Company recorded a valuation allowance to reduce its net deferred tax assets to zero as of the end of 1998. This valuation allowance had the effect of reducing the Company's effective tax rate for accounting purposes for the nine months ended September 30, 1999 to approximately 8%, which results in a tax expense recognized for continuing operations that is closer to its actual cash taxes payable. The Company's taxes payable in 2000 and, until such time as its NOLs are utilized, will consist of state taxes in those states where it does not have state NOL carryforwards, and alternative minimum taxes for federal income tax purposes. The Company expects its effective tax rate to be approximately 10% after 1999 until such time as the NOLs are utilized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Results of Operations

    The Company derives its revenues from the sale of PBM and CTS services in the United States:

                                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                             -------------------         ------------------
                                                                              1999          1998          1999         1998
                                                                              ----          ----          ----         ----
          PERCENT OF TOTAL NET REVENUES

          PBM.........................................................         85%          84%           84%           84%
          CTS.........................................................         15%          16%           16%           16%

          PERCENT OF OPERATING INCOME BEFORE
          CORPORATE OVERHEAD

          PBM.........................................................         74%          71%           69%           68%
          CTS.........................................................         26%          29%           31%           32%

Results of Operations for the Three Months Ended September 30, 1999 and 1998

         The Company's revenues continue to exhibit sustained growth. Key factors contributing to this growth include high customer retention, additional service provided to existing customers, new customer contracts and drug cost inflation. The preponderance of the Company's revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. Revenues for selected types of services are earned based on a percentage of savings achieved or on a per-enrollee or per-member basis; however, these revenues are not material to total revenues.

         For the three months ended September 30, 1999 and 1998, net revenue was $813.0 million and $660.6 million, representing an increase of $152.4 million (23.1%) from 1998 to 1999, respectively. These increases are primarily attributable to pharmaceutical price increases, the addition of new customers, additional services provided to existing customers and the sale of new products.

         Operating income and margins were $44.4 million and 5.5% for the three months ended September 30, 1999. During the third quarter of 1998, the Company recorded a one-time benefit of $4.1 million related to an adjustment of an estimated loss reserve for a risk share contract which was converted to an administrative services contract. Operating income and margins, adjusted for the one-time item, were $35.3 million and 5.4% for the three months ended September 30, 1998. The 25.8% increase in operating income is primarily due to the growth in revenue. (Operating income represents earnings before interest, restructuring charges and income taxes and excludes losses from discontinued operations.) Although overall margins showed a modest increase over prior years, Margins in the CTS unit decreased due to sales of newly introduced products, which have lower profit margins. The CTS unit also incurred additional expenses during the third quarter to prepare for the Synagis sales season and to prepare for new business related to a new managed care customer. The PBM unit's margins increased due to expense control efforts and productivity gains realized from previous investments in technology.

         Net interest expense was $29.3 million and $19.5 million for the three months ended September 30, 1999 and 1998, respectively. The period over period increase in interest expense primarily resulted from increased interest rates on floating rate debt and the amount of interest allocated to discontinued operations. Based on the expected net proceeds from the sale and exit of the discontinued operations, no interest expense has been allocated to these discontinued operations for the three months ended September 30, 1999.

Nine Months Ended September 30, 1999 and 1998

         For the nine months ended September 30, 1999 and 1998, net revenue was $2,394.3 million and $1,920.3 million, respectively, representing an increase of $474.0 million (24.7%) from 1998 to 1999. This increase is primarily attributable to the addition of new customers, pharmaceutical price increases, additional products and services provided to existing customers and the sale of new products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     Operating income was $126.4 million for the nine months ended September 30, 1999, up from $97.5 million (adjusted for the $4.1 million one-time benefit mentioned above) for the nine months ended September 30, 1998, a 29.6% increase. Operating income increased primarily from growth in net revenue. Operating margins were 5.3% in 1999, and 5.1% (adjusted for the $4.1 million one-time benefit mentioned above) in 1998. (Operating income represents earnings before interest, restructuring charges and income taxes and excludes losses from discontinued operations.) Although overall margins showed an increase over prior years, margins in the CTS unit decreased due to sales of newly introduced products which have lower profit margins. The PBM unit's margins increased due to expense control efforts and productivity gains realized from previous investments in technology.

         Net interest expense was $86.9 million and $60.6 million for the nine months ended September 30, 1999 and 1998, respectively. The period over period increase in interest expense resulted from increased debt levels, higher interest rates on floating rate debt and a reduction in the amount of interest allocated to discontinued operations. During the last three quarters of 1998, the Company experienced increases in debt levels which were a result of substantial uses of cash in its discontinued operations for acquisitions, capital expenditures and working capital requirements. Based on the expected net proceeds from the sale of and exit from the discontinued operations, interest expense has been allocated to these discontinued operations in the first quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         General. The Company broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving business objectives and meeting debt service commitments.

         Currently, the Company's liquidity needs arise primarily from debt service on its indebtedness and the funding of its discontinued operations, as well as its working capital requirements and capital expenditures.

         Cash Flows. The Company has experienced positive cash flow from continuing operations for the nine months ended September 30, 1999. This positive cash flow has been offset by investing activities, primarily capital expenditures and one acquisition. The Company's cash flow from continuing operations for the nine months ended September 30, 1999 was $137.4 million, and was enhanced by an increase in accounts payable days outstanding by approximately 7 compared to December 31, 1998. This increase in accounts payable days outstanding produced approximately $50 million in cash flow from operations. The Company anticipates reducing account payable days outstanding to more historic levels during the fourth quarter of 1999. The Company also received net proceeds of $193.0 million from the issuance of convertible preferred securities. Cash provided by discontinued operations for this period was $237.1 million. For the nine months ended September 30, 1999, the primary source of funds provided by discontinued operations related to the sale of the contract services division and various PPM asset sales. See Note 4 of the accompanying unaudited Condensed Consolidated Financial Statements.

         Credit Facility. The Company has a credit facility with Bank of America, N.A. (formerly NationsBank N.A.), as administrative agent. The Company has pledged the capital stock of the subsidiary that owns its primary operating subsidiary as security for amounts outstanding. The credit facility is guaranteed by the Company's material subsidiaries and matures in June 2001. The credit facility consists of the following:

         - An amortizing tranche A term loan with $58.1 million outstanding at September 30, 1999. Quarterly principal payments on this term loan are scheduled to begin in November 1999. Accordingly, the portion of this debt due with the next twelve months has been classified as short-term.

         - A non-amortizing tranche B term loan with $58.1 million outstanding at September 30, 1999.

         - A revolving credit facility in an aggregate principal amount of up to $400 million. At September 30, 1999, the Company had $194.0 million in borrowings and $22.0 million in letters of credit under the revolving credit facility, and had $25 million reserved for a letter of credit with regard to the funding obligations under its June 1999 settlement with the State of California discussed below. Net of these amounts, the Company had $159.0 million available for borrowing under the credit facility as of September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         The credit facility indebtedness currently bears interest at variable rates based on LIBOR (as defined), plus varying margins. At the Company's option, or upon certain defaults or other events, credit facility indebtedness may instead bear interest based on prime rate.

         The credit facility provides for net cash proceeds received from asset sales to be used to reduce the outstanding debt under the term loans, except that the Company is permitted to retain up to $93 million of net cash proceeds from asset dispositions occurring on or after July 1, 1999 (in addition to the $15 million in net cash proceeds previously designated for the payment of certain promissory notes), for use in its business and operations in the ordinary course, rather than applying those proceeds to the term loans.

         The Company is also required to repay the term loans ratably under the credit facility with 100% of the net cash proceeds received from certain issuances of equity or debt or extraordinary receipts, and with 50% of the excess cash flow (as defined) for each fiscal year. On September 14, 1999, the Company amended the credit facility to, among other things, permit the application of only $80 million of the net proceeds from the Company's 7% Shared Preference Redeemable Securities ("SPURS") to the term loans.

         In November 1999, the Company entered into an amendment to its credit facility which allowed for the modification of certain financial covenants to reflect, among other things, the completion of the Convertible Preferred Securities offering.

         The credit facility contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidation, dispose of assets, make investments, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions, and change its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions, defaults for any material judgment or change in control, and defaults relating to liabilities arising from the Company making additional investment in its California PPM business.

         Current Portion of Long-Term Debt. The Company's current portion of long-term debt includes $420 million for the Senior Subordinated Notes, due September 1, 2000 and $61 million of term loan indebtedness under the credit facility. The TAPS securities, which mature August 31, 2000, will result in the Company issuing approximately 21.7 million shares of stock to the TAPS holders, in exchange for $481.4 million of cash. The proceeds from the TAPS will be used to make the debt payments discussed above.

         The Company currently is party to litigation relating to its TAPS securities, alleging that events have occurred that entitle the TAPS holders to terminate their obligations to purchase its common stock in August 2000 and that entitle the TAPS holders to receive the $481.4 million of U.S. Treasury Notes held under the TAPS arrangements to secure those obligations. Any adverse determination in this litigation would materially adversely affect the Company's liquidity position, including its ability to repay the Senior Subordinated Notes due in September 2000. However, payment of the amounts due under the credit facility would not be payable on September 1, 2000 if receipt of the TAPS proceeds are delayed.

         Convertible Preferred Securities. In September 1999, the Company privately placed $200 million of Convertible Preferred Securities. The Convertible Preferred Securities mature in the year 2029, but are redeemable prior to maturity at the option of the Company beginning October 15, 2002, at prices ranging from $52.00 to $50.00 plus accumulated and unpaid interest per Convertible Preferred Security. Each Convertible Preferred Security is convertible at the option of the holder into shares of Common Stock at a conversion rate of 6.7125 shares of Common Stock for each Convertible Preferred Security (equivalent to a conversion price of $7.4488 per share of Common Stock.) Dividends on the Convertible Preferred Securities will be payable at an annual rate of 7% of the liquidation amount of $50 per Convertible Preferred Security, and will be payable quarterly in arrears on January 1, April 1, July 1 and October 1 each year, beginning January 1, 2000. Dividends on the Convertible Preferred Securities may be deferred by the Company for up to 20 consecutive quarters. The Company has no intention at the present time to defer the payment of the dividends.

         Receivables Securitization. The credit facility as amended permits up to $125 million in accounts receivable securitization. The Company has securitized certain of its accounts receivable pursuant to an accounts receivable securitization facility with The Chase Manhattan Bank as funding agent. As of September 30, 1999, the Company had securitized approximately $90.0 million in accounts receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Discontinued Operations. Cash used to fund exit costs, which are classified in current liabilities as other accrued expenses and liabilities, will be funded by the revolving credit facility, cash flow from continuing operations and proceeds from the sales of the discontinued operations. The Company believes that amounts available from the sales of discontinued operations, amounts available under the revolving credit facility, and cash flow from continuing operations will be sufficient to fund the cash requirements of the discontinued operations. However, there can be no assurance that the cash generated from such sources will be sufficient to meet these funding needs. If it is not, the Company would seek to enhance its liquidity position through further modifications to the credit facility, incurrence of additional indebtedness, asset sales, restructuring of debt, and/or the sale of securities. Although the Company currently believes that one or more of such alternatives would be available to enhance liquidity, each such alternative is dependent upon future events, conditions and other matters outside its control.

         Other Indebtedness. The Company has outstanding two other series of debt securities. Neither is guaranteed by any subsidiary. The Senior Notes are in an aggregate principal amount of $450 million and bear interest at 7 3/8% annually, with all principal amounts due in October 2006. The Senior Subordinated Notes are in an aggregate principal amount of $420 million and bear interest at 6 7/8% annually, with all principal amounts due in September 2000. The indenture for each series of notes contains, among other things, restrictions on subsidiary indebtedness, sale and leaseback transactions, and consolidation, merger and sale of assets.

         The Senior Notes indenture also contains restrictions on indebtedness secured by liens. To comply with this covenant, the Company has secured the Senior Notes with an equal and ratable pledge of all of the capital stock of the subsidiary that owns its primary operating subsidiary. The two series of these notes are otherwise unsecured.

         TAPS. In September 1997, the Company issued 21.7 million 6.50% TAPS with a stated amount of $22.1875 per security. Each TAPS consists of (i) a stock purchase contract which obligates the holder to purchase Common Stock on the final settlement date (August 31, 2000) and (ii) 6.25% U.S. Treasury Notes due August 31, 2000. Under each stock purchase contract the Company is obligated to sell, and the TAPS holder is obligated to purchase on August 31, 2000, between
0.8197 of a share and one share of the Company's Common Stock. The exact number of common shares to be sold is dependent on the market value of the Company's Common Stock in August 2000. The number of shares issued by the Company in conjunction with this security will not be more than approximately 21.7 million or less than approximately 17.8 million (subject to certain anti-dilution adjustments). The Treasury Notes forming a part of the TAPS have been pledged to secure the obligations of the TAPS holders under the purchase contracts. Pursuant to the TAPS, TAPS holders receive payments equal to 6.50% of the stated amount per annum consisting of interest on the Treasury Notes at the rate of 6.25% per annum and yield enhancement payments payable semi-annually by the Company at the rate of 0.25% of the stated amount per annum. Additional paid-in capital has been reduced by $20.4 million for issuance costs and the present value of the annual 0.25% yield enhancement payments payable to the holders of the TAPS. These securities are not included on the balance sheet; an increase in stockholders' equity would be reflected upon receipt by the Company of cash proceeds of $481.4 million on August 31, 2000 from the issuance of its common stock pursuant to the TAPS.

OTHER MATTERS

         Year 2000 Compliance. The year 2000 ("Y2K") presents a problem for computer software and hardware that were not designed to handle dates beyond the year 1999. The Y2K problem is pervasive and complex because virtually every computer operation will be affected in some way by the rollover of the last two digits of the year to "00". As a consequence, any such software and hardware will need to be modified some time prior to December 31, 1999 in order to remain functional. Computer systems and hardware that do not properly handle this rollover could generate erroneous date or fail to function.

         The Company has initiated a company-wide program to address Year 2000 readiness with respect to the information systems (software and hardware) and equipment and systems utilized in its operations. The program includes:

         - an inventory of the information systems, hardware, and equipment utilized in operations,

         - an assessment of the Year 2000 issues associated with the systems, hardware and equipment,

         - the remediation of such systems, hardware and equipment to achieve Year 2000 readiness,

         - the testing of its systems, hardware and equipment to achieve Year 2000 readiness,

         - the testing of such systems, hardware and equipment to confirm Year 2000 readiness, and

         - the development of contingency plans to address the principal risks facing the Company in its efforts to achieve Year 2000 readiness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         The Year 2000 program also includes the "Trading Partners Initiative," which is designed to provide the Company with insights into the Year 2000 readiness of certain of its customers, suppliers and vendors. In addition, the Company has sent letters to certain manufacturers of the hardware and equipment utilized in operations requesting that such manufacturers address the Year 2000 readiness of such hardware and equipment.

         In terms of the status of the Year 2000 program, including systems related to discontinued operations, management believes that the inventory of information systems is approximately 99% complete, that its assessment of Year 2000 issues associated with such information systems is approximately 95% complete and that its remediation efforts with respect to such information systems is approximately 75% complete. With respect to the status of the Year 2000 efforts in connection with equipment and systems that include embedded logic or software which presents Year 2000 issues, management believes that the inventory of such equipment and systems is approximately 80% complete. The assessment of Year 2000 issues associated with such equipment and systems is approximately 80% complete. The Company has completed its assessment of all these areas for continuing operations. The Company expects to commence testing efforts with respect to the systems, hardware and equipment following the completion of the inventory and assessment stages of the Year 2000 program. The Company has not, to date, received substantial responses to its requests of customers, suppliers and vendors with respect to their Year 2000 readiness. As a result, management is currently unable to form an opinion as to the present level of risk associated with the state of Year 2000 readiness of its customers, vendors and suppliers, other than a belief that the Year 2000 issues generally associated with the healthcare industry are very significant and complex and include issues associated with the delivery of healthcare services and products as well as the billing and collection of amounts due for such services and products.

         According to a recent report by the Senate Special Subcommittee on the Year 2000 Technology Problem, the healthcare industry lags behind other industries in Year 2000 preparedness. While, according to the report, the pharmaceutical segment appears to be better Year 2000 prepared than other segments of the healthcare industry, the preparedness of health claim billing systems of third party payors is progressing slowly.

         The Company's management believes that its Year 2000 program relating is to continuing operations is substantially complete as of the end of October 1999. The Company estimates that the total cost of the Year 2000 program, including $13.3 million in costs associated with discontinued operations, will be approximately $19.4 million, of which approximately $16.3 million has been spent through September 30, 1999. Of such aggregate Year 2000 expenditures made to date, management currently estimates that approximately $12.3 million consisted of capital expenditures for new or replacement systems, hardware and equipment and approximately $4.0 million consisted of expenses of the Year 2000 program. The source of the funding utilized to make such historical expenditures has been borrowings under the credit facility and cash flow from operations. Management believes that a significant amount of the funds spent to date and budgeted in the future for achieving Year 2000 readiness would otherwise have been spent and budgeted in connection with ongoing information technology efforts.

         The Company believes that the most reasonable likely worse case scenario with respect to Year 2000 issues is the possibility that equipment and systems that included embedded logic of software will fail to be Year 2000 ready and that such failure will cause such equipment to fail to operate or operate improperly. The failure of such equipment may expose individual patients to potential injury and may expose the Company to claims and liabilities. At this time the Company cannot estimate the likelihood or magnitude of any such equipment or systems failures. The Company has established a contingency plan for the failure of such equipment or systems which includes, among other things, alternative delivery systems and closer coordination with its customers and vendors. The Company is continuously evaluating and updating its contingency plan.

         The Year 2000 problems experienced by the Company's vendors, suppliers and distribution network could result is its experiencing difficulty in obtaining and distributing prescription drugs or pharmaceutical therapies, thereby disrupting the PBM business as historically conducted. Year 2000 problems experienced by HMOs, other third party payors and the government agencies which administer Medicare, Medicaid and other government sponsored healthcare programs, may result in delays in payments to the Company for services or in erroneous payments for such services which could adversely affect its results of operations and liquidity.

         The foregoing discussion involves the estimates and judgments of the Company's senior management. There can be no assurance that the Company will be Year 2000 ready or that it will not incur liability or suffer a material adverse effect as a result of its failure to be Year 2000 ready. In addition, there can be no assurance that the estimated expenses to make the Company Year 2000 ready will not be materially higher than estimated or that the Company will not incur additional expenses associated with its efforts to get Year 2000 ready or the failure to do so.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The future operating results and financial condition of the Company are dependent on the Company's ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. The future operating results and financial condition of the Company may be affected by a number of additional factors, including: the Company's divestiture strategy; competition for expansion opportunities; efforts to control healthcare costs; exposure to professional liability; and pharmacy licensing requirements; healthcare reform legislation; implementation of the Company's settlement agreement with the State of California; adverse resolution of lawsuits pending against the Company; implementation of the Company's strategic plan; the Company's liquidity and capital requirements; the Company's failure to ensure its information systems are Year 2000 compliant and government regulation. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

         There are various legal matters which, if materially adversely determined, could have a material adverse effect on the Company's operating results and financial condition. See Item 3 of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1998 and Notes 5 and 7 of the unaudited condensed consolidated financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates related to its long-term debt. The impact on earnings and value of its current and long-term debt is subject to change as a result of movements in market rates and prices. As of September 30, 1999, the Company had $229.9 million in long-term debt subject to variable interest rates. The remaining $450.0 million in long-term debt is subject to fixed rates of interest. The Company had $80.4 million in current debt subject to variable interest rates. The remaining $420 million in current debt is subject to fixed rates of interest. A hypothetical increase in interest rates of 1% would result in potential reductions in future pre-tax earnings of approximately $3.1 million per year. The impact of such a change on the carrying value of the current and long-term debt would not be significant. These amounts are determined based on the impact of the hypothetical interest rates on the Company's current and long-term debt balances and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

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

         In March 1998, a consortium of insurance companies and third-party private payors sued Caremark alleging violations of the Racketeering Influenced and Corrupt Organizations Act ("RICO"), the Employee Retirement Income Security Act ("ERISA") and claims of state law fraud and unjust enrichment. The case was filed in the United States District Court for the Northern District of Illinois. The plaintiffs maintain that Caremark's home infusion division implemented a scheme to submit fraudulent claims for payment to the payors which the payors unwittingly paid. The complaint seeks unspecified damages, treble damages and attorney's fees and expenses. In September 1999, the court dismissed all RICO claims, as well as the claims of all but 9 of the plaintiffs.

         The Company is a defendant in two lawsuits filed in Supreme Court of the State of New York, City of New York, claiming that a "Termination Event" has occurred with respect to the Threshold Appreciation Price Securities ("TAPS") issued by the Company in September 1997. One of those actions is brought by certain entities claiming to "own or control" 1.8 million TAPS and the other purports to be brought by a holder of an unknown number of TAPS as a class action on behalf of a purported class of all holders of TAPS. The complaints allege that a "Termination Event" has occurred because of, among other things, the actions taken by the DOC described in Note 5, California Discontinued PPM Operations. The complaints seek an order requiring the Company immediately to cause to be released to the TAPS holders approximately $400 million of United States Treasury Notes currently held in escrow. The escrowed funds otherwise would be released to the Company in exchange for common stock of the Company at the final settlement date of the TAPS on August 31, 2000. The Company has filed a motion for summary judgment.

         In June 1999, various insureds filed a class action complaint against Caremark Inc., Caremark International Inc. and third party payors in the United States District Court for the Northern District of Illinois. The action alleges violations of the Racketeer Influenced Corrupt Organizations Act, the Illinois Consumer Fraud Act, and the Employee Retirement Income Security Act as the result of practices developed by Caremark's Home Infusion Division to submit, and cause others to submit, fraudulent claims for payment to insurers of health care benefits. The Home Infusion Division was divested in 1995. The action alleges that the plaintiff's suffered damages stemming from increased premiums charged by the third party payors, and increased co-payments and deductibles charged by Caremark. Plaintiffs request unspecified damages, declaratory relief, attorneys' fees and costs.

         There can be no assurance that the lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of senior management of Caremark Rx and its subsidiaries, or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously defend each of these lawsuits. The Company believes that these lawsuits will not have a material adverse effect on the operating results and financial condition of the Company.

Part II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On September 29, 1999, (a) Caremark Rx Capital Trust I (the "Caremark Trust") issued $200,000,000 of its 7% Shared Preference Redeemable Securities (the "Preferred Securities") to Warburg Dillon Read LLC, as the initial purchaser (the "Initial Purchaser") and (b) the Company issued $200,000,000 of its 7% Convertible Subordinated Debentures due 2029 (the "Convertible Debentures") to the Caremark Trust. The issuance of the Preferred Security and the Convertible Debentures were made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") provided under Section 4(2) of the Act. The Initial Purchaser offered the Preferred Securities to qualified institutional buyers under Rule 144A of the Act. The Preferred Securities represent preferred undivided beneficial interests in the assets of the Caremark Trust. The sole asset of the Caremark Trust consists of the Convertible Debentures. The Convertible Debentures underlying the Preferred Securities mature in the year 2029 but are redeemable prior to maturity at the option of the Company beginning October 15, 2002. Each Preferred Security is convertible at the option of the holder into shares of common stock, par value $.001 per share, of the Company ("Common Stock") at a conversion rate of 6.7125 shares of common stock for each Preferred Security (equivalent to a conversion price of $7.4488 per share of Common Stock). Dividends on the Preferred Securities will be payable at an annual rate of 7% of the liquidation amount of $50 per Preferred Security, and will be payable quarterly in arrears on January 1, April 1, July 1 and October 1 each year, beginning January 1, 2000. Dividends on the Preferred Securities may be deferred by the Company for up to 20 consecutive quarters. The Company has no intention at the present time to defer the payment of the dividends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits required by Regulation S-K are set forth in the following list:

       (10)-1 Amendment and Waiver No. 9, dated as of August 16, 1999 to the Amended and Restated Credit Agreement dated as of June 9, 1998 among the Company, the Lenders party thereto, NationsBank, N.A., as the Initial Issuing Bank and the Swing Line Bank thereunder, Credit Lyonnais New York Branch, The First National Bank of Chicago and Morgan Guaranty Trust Company of New York, as the Syndication Agents therefor, Banc of America Securities LLC (formerly NationsBanc Montgomery Securities LLC), as the Arranger therefor, and NationsBank, N.A., as the Administrative Agent for the Lender Parties thereunder.

       (10)-2 Amendment and Waiver No. 10, dated as of August 23, 1999 to the Amended and Restated Credit Agreement dated as of June 9, 1998 among the Company, the Lenders party thereto, NationsBank, N.A., as the Initial Issuing Bank and the Swing Line Bank thereunder, Credit Lyonnais New York Branch, The First National Bank of Chicago and Morgan Guaranty Trust Company of New York, as the Syndication Agents therefor, Banc of America Securities LLC (formerly NationsBanc Montgomery Securities LLC), as the Arranger therefor, and NationsBank, N.A., as the Administrative Agent for the Lender Parties thereunder.

       (10)-3 Amendment and Waiver No. 11, dated as of August 30, 1999 to the Amended and Restated Credit Agreement dated as of June 9, 1998 among the Company, the Lenders party thereto, NationsBank, N.A., as the Initial Issuing Bank and the Swing Line Bank thereunder, Credit Lyonnais New York Branch, The First National Bank of Chicago and Morgan Guaranty Trust Company of New York, as the Syndication Agents therefor, Banc of America Securities LLC (formerly NationsBanc Montgomery Securities LLC), as the Arranger therefor, and NationsBank, N.A., as the Administrative Agent for the Lender Parties thereunder.

       (10)-4 Amendment and Waiver No. 12, dated as of September 14, 1999 to the Amended and Restated Credit Agreement dated as of June 9, 1998 among the Company, the Lenders party thereto, NationsBank, N.A., as the Initial Issuing Bank and the Swing Line Bank thereunder, Credit Lyonnais New York Branch, The First National Bank of Chicago and Morgan Guaranty Trust Company of New York, as the Syndication Agents therefor, Banc of America Securities LLC (formerly NationsBanc Montgomery Securities LLC), as the Arranger therefor, and NationsBank, N.A., as the Administrative Agent for the Lender Parties thereunder.

       (10)-5 Amendment and Waiver No. 13, dated as of November 5, 1999 to the Amended and Restated Credit Agreement dated as of June 9, 1998 among the Company, the Lenders party thereto, NationsBank, N.A., as the Initial Issuing Bank and the Swing Line Bank thereunder, Credit Lyonnais New York Branch, The First National Bank of Chicago and Morgan Guaranty Trust Company of New York, as the Syndication Agents therefor, Banc of America Securities LLC (formerly NationsBanc Montgomery Securities LLC), as the Arranger therefor, and NationsBank, N.A., as the Administrative Agent for the Lender Parties thereunder.

       (27) Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

       The Company's Current Report on Form 8-K filed September 14, 1999 (reporting the merger of a wholly-owned subsidiary into the Company, with the Company remaining as the surviving entity; also reporting that, in connection with the merger, the Company changed its name to Caremark Rx, Inc.).

       The Company's Current Report on Form 8-K filed September 24, 1999 (reporting that as of September 20, 1999, the Company's Common Stock listed on the New York Stock Exchange trades under the symbol CMX; reporting in addition the issuance of a Notice of Certain Proposed Unregistered Offerings, pursuant to Rule 135c promulgated under the Securities Act of 1933, as amended).

       The Company's Current Report on Form 8-K filed October 1, 1999 (reporting the issuance of a Notice of Certain Proposed Unregistered Offerings, pursuant to Rule 135c promulgated under the Securities Act of 1933, as amended).

    No other Items of Part II are applicable to the Company for the period covered by this Quarterly Report on Form 10-Q.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caremark Rx, Inc.


By: /s/ James H. Dickerson, Jr.
   --------------------------------------------------------------------------
        James H. Dickerson, Jr., Executive Vice President and Chief Financial Officer



By: /s/ Howard A. McLure
   --------------------------------------------------------------------------
        Howard A. McLure, Senior Vice President and Chief Accounting Officer




Date:  November 15, 1999