Form 10-Q/A
period 1999-09-30
CAREMARK RX INC
filed 1999-12-03
CIK 1000736

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A

                                AMENDMENT NO. 1
(MARK ONE)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                  OR

   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM --------------- TO
           ---------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                             OUTSTANDING AT NOVEMBER 1, 1999
                    -----                             -------------------------------
   Common Stock, Par Value $.001 Per Share                      199,566,476

---------------

* Includes 8,419,952 shares held in trust to be utilized in employee benefit plans.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

     The purpose of this amendment is solely for the addition of the following documents, utilized in connection with the offering in September 1999, of 7% Shared Preference Redeemable Securities ("SPuRS") of Caremark Rx Capital Trust I, to the Company's Form 10-Q filed for the period ending September 30, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The exhibits required by Regulation S-K are set forth in the following list:

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
    4.1       --  Certificate of Trust of Caremark Rx Capital Trust I
    4.2       --  Trust Agreement of Caremark Rx Capital Trust I dated as of
                  September 10, 1999, between Caremark Rx, Inc., the
                  Wilmington Trust Company and the Administrative Trustees
                  named therein
    4.3       --  Amended and Restated Trust Agreement dated as of September
                  29, 1999 between Caremark Rx, Inc., the Wilmington Trust
                  Company, and the Holders named therein.
    4.4       --  Indenture for the Convertible Subordinated Debentures due
                  2029 dated as of September 29, 1999 between Caremark Rx,
                  Inc. and the Wilmington Trust Company
    4.5       --  Form of Common Securities
    4.6       --  Form of SPuRS
    4.7       --  Form of Convertible Subordinated Debentures due 2029
    4.8       --  Guarantee Agreement dated as of September 29, 1999 between
                  Caremark Rx, Inc. and the Wilmington Trust Company.
   10.6       --  Registration Rights Agreement dated September 29, 1999 by and among Caremark Rx Capital Trust I, Caremark Rx, Inc. and
                  Warburg Dillon Read LLC.

                                          Caremark Rx, Inc.

                                          By:  /s/ JAMES H. DICKERSON, JR.
                                            ------------------------------------
                                                  James H. Dickerson, Jr.
                                                Executive Vice President and
                                                  Chief Financial Officer

                                          By:      /s/ HOWARD A. MCLURE
                                            ------------------------------------
                                                      Howard A. McLure
                                                 Senior Vice President and
                                                  Chief Accounting Officer

Date: December 3, 1999