Form 10-K
period 1999-12-31
CAREMARK RX INC
filed 2000-03-10
CIK 1000736

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-27276

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

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 18, 2000: Common Stock, par value $.001 per share -- $849,060,516.

     As of February 18, 2000, the Registrant had 199,778,945* shares of Common Stock, par value $.001 per share, issued and outstanding.

* Includes 8,343,490 shares held in trust to be utilized in employee benefit plans.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information set forth under Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders that will be filed no later than April 30, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     "Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of the Company. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements (the "Safe-Harbor Statement") to reflect future developments. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

     The "forward-looking statements" contained in this document are made under the captions "Business -- Pharmaceutical Services Industry", "-- Information Systems", "-- Competition", "-- Government Regulation", "-- Corporate Liability and Insurance", "-- Discontinued Operations", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- General", "-- Impact of Year 2000", "-- Factors That May Affect Future Results", and "-- Liquidity and Capital Resources". Moreover, the Company, through its senior management, may from time to time make "forward-looking statements" about matters described herein or other matters concerning the Company.

     There are several factors which could adversely affect the Company's operations and financial results including, but not limited to, the following:

     Risks relating to the Company's divestiture of its discontinued operations; risks relating to the proposed settlement and transition plan for the MPN operations in the State of California; risks relating to the Company's compliance with or changes in government regulations, including pharmacy licensing requirements and healthcare reform legislation; risks relating to adverse resolution of lawsuits pending against the Company and its affiliates; risks relating to declining reimbursement levels of products distributed; risks relating to identification of growth opportunities; risks relating to implementation of the Company's strategic plan; risks relating to liabilities in excess of the Company's insurance; and risks relating to the Company's liquidity and capital requirements.

     A more detailed discussion of certain of these risk factors can be found in "Business -- Government Regulation", "Legal Proceedings", "Management's Discussion of Analysis and Financial Condition and Results of
Operations -- General" and "-- Factors That May Affect Future Results".

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Caremark Rx, Inc., a Delaware Corporation ("Caremark Rx" or the "Company"), is one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $3.3 billion for 1999. The Company's operations are conducted through Caremark Inc. ("Caremark"), which provides pharmacy benefit management services and therapeutic pharmaceutical services. These services are sold separately and together to assist corporations, insurance companies, unions, government employee groups and managed care organizations throughout the United States in delivering prescription drugs to their members in a cost-effective manner.

     The Company is one of the largest pharmacy benefit management ("PBM") companies in the United States, with the leading mail service pharmacy business among independent PBM companies in terms of prescriptions filled in 1999. Pharmacy benefit management involves the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. The Company dispenses prescription drugs to patients through a network of more than 50,000 retail pharmacies (approximately 96% of all retail pharmacies in the United States) and through three wholly-owned and operated mail service pharmacies. During 1999, the Company dispensed approximately 12.2 million prescriptions through its mail service pharmacies and processed approximately 38.5 million retail prescriptions.

     The Company provides therapeutic pharmaceutical services for patients with high cost chronic illnesses, genetic disorders and other conditions in an effort to improve outcomes for patients and to reduce costs of care. The Company designs, develops and manages comprehensive programs including drug therapy, physician support and patient education. The Company provides drug therapies and services to patients with such conditions as hemophilia, growth disorders, immune deficiencies, cystic fibrosis, multiple sclerosis, and respiratory difficulties. Treatments for these conditions generally involve high cost, injectable biotechnology drugs. The Company believes it is the industry leader in the distribution of these types of drugs and owns and operates a national network of 23 specialty pharmacies, 22 of which are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). During 2000, the Company plans to phase out five of the accredited pharmacies as part of its continuing efficiency efforts. As of December 31, 1999, the Company provided specialty therapies and services for approximately 32,300 patients, a 108% increase over those served as of December 31, 1998.

     The Company's predecessor entity, MedPartners, Inc., was organized in 1993 with the goal of improving the nation's healthcare system by building an integrated delivery system. The Company grew quickly in pursuit of this goal, primarily through acquisitions. The Company was incorporated under the laws of Delaware in August 1995 as "MedPartners/Mullikin, Inc.," the surviving corporation in the November 1995 combination of the businesses of the original MedPartners, Inc. and Mullikin Medical Enterprises, L.P. ("MME"), a privately-held physician management entity based in Long Beach, California. Further acquisitions by the Company included that of Pacific Physician Services, Inc. ("PPSI"), a publicly-traded physician practice management company based in Redlands, California which had previously acquired Team Health, Inc. ("Team Health"). In September 1996, the Company changed its name to "MedPartners, Inc." and completed the acquisition of Caremark International Inc. ("CII"), a publicly-traded physician practice management and pharmaceutical services company based in Northbrook, Illinois. In June 1997, the Company acquired InPhyNet Medical Management, Inc. ("InPhyNet"), which, when combined with Team Health, created one of the largest providers of physician contract services to hospitals and government institutions in the country.

     On November 11, 1998, the Company announced that Caremark would become its core operating unit and that it intended to dispose of its physician practice management ("PPM") and contract services operations. As of December 31, 1999, all of the contract services operations and all but four clinics in the PPM had been sold. The Company is treating these businesses as discontinued operations, and accordingly, this Form 10-K has been prepared on that basis. See "Discontinued Operations."

     On September 13, 1999, the Company announced that it had changed its name from MedPartners, Inc. to Caremark Rx, Inc. to reflect its focus on its pharmaceutical services operations.

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

     PBM companies have focused on cost containment by: (i) negotiating discounted prescription services through retail pharmacy networks; (ii) purchasing discounted products from drug wholesalers and manufacturers and dispensing maintenance prescriptions by mail; (iii) establishing drug utilization review and clinical programs to encourage appropriate drug use and reduce potential risk for complications; and (iv) encouraging the use of generic rather than branded medications. Over the last several years, in response to increasing payor demand, PBM companies have begun to develop sophisticated formulary management capabilities and comprehensive, on-line customer decision support tools in an attempt to better manage the delivery of healthcare and, ultimately, costs. Simultaneously, to lower overall healthcare costs, health benefit plan sponsors have begun to focus on the quality and efficiency of care, emphasizing disease prevention, or wellness, and care management. This has resulted in a rapidly growing demand among payors for comprehensive disease management programs. By effectively managing appropriate prescription use, PBM companies can reduce overall medical costs and improve clinical outcomes.

     The Company believes that future growth in the PBM industry will be driven by (i) the increased frequency of new drugs coming on the market; (ii) expansion in new biotech and injectable therapies; (iii) the aging of the population, as older population segments have higher drug utilization; (iv) a continuing trend toward outsourcing of pharmacy management services by corporations, insurance companies, unions, government employee groups, and managed care entities; (v) increased penetration by managed care entities, which are large consumers of PBM services, into the growing Medicare and Medicaid market; (vi) increased direct to consumer advertising by pharmaceutical manufacturers; and (vii) increased demand for comprehensive pharmacy benefit, medication management and disease management services as healthcare service providers and physician practice management entities assume pharmacy care risk from managed care entities.

     The Company also provides therapeutic pharmaceutical services to patients with certain long-term chronic diseases. This is another area where the competitive forces in the healthcare environment are challenging providers. In addition to the Company, home healthcare companies, hospitals and other providers offer disease management services and programs to these patients. Competitive pricing, customer service and patient education are factors influencing the competition for these patients.

     Strategy. The Company's strategy is to provide innovative pharmaceutical solutions and quality customer service in order to enhance patient outcomes and better manage overall healthcare costs. The Company intends to increase its market share and extend its leadership in the pharmaceutical services industry. The Company believes that its independence from ownership by a pharmaceutical manufacturer, a retail chain or an insurance company distinguishes it from certain competitors.

     Operations. The Company manages outpatient prescription benefit management programs throughout the United States for corporations, insurance companies, unions, government employee groups and managed care entities. Prescription drug benefit management involves the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. The Company dispenses prescription drugs to patients through a network of more than 50,000 pharmacies (approximately 96% of all retail pharmacies in the United States) and through three mail service pharmacies. The Company negotiates arrangements with pharmaceutical manufacturers and drug wholesalers for the cost effective purchase of prescription drug products. Through clinical review, the Company compiles a preferred product list, or formulary, which supports client goals of cost management and quality of care for plan participants. The Company's Pharmacy and Therapeutics Committee, which includes a number of physician specialists, pharmacy representatives and a medical ethicist, participates in this clinical review.

     All prescriptions are analyzed, processed and documented by the Company's proprietary prescription management information system and database. This system assists staff and network pharmacists in processing prescription requests for member eligibility, authorization, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization or potential fraud, and other information. The system, through secured systems and confidential screenings, collects comprehensive prescription utilization information which is valuable to pharmaceutical manufacturers, managed care payors and customers. With this information, the Company offers a full range of drug cost reporting services, including clinical case management, drug utilization review, formulary management, therapeutic substitution and customized prescription programs for senior citizens.

     The retail pharmacy program allows members to obtain prescriptions at more than 50,000 pharmacies nationwide. When a member submits a prescription request, the network pharmacist sends prescription data electronically to the Company, which verifies relevant patient data and co-payment information and confirms that the pharmacy will receive payment for the prescription. In 1999, the Company processed approximately 38.5 million retail prescriptions.

     The Company operates three mail service pharmacies in San Antonio, Texas; Lincolnshire, Illinois; and Westin, Florida. Patients send original prescriptions via mail and order refills via mail, telephone, the internet and fax to staff pharmacists who review them with the assistance of the prescription management information system. This review may involve a call to the prescribing physician and can result in generic substitution, therapeutic substitution or other actions to affect cost or to improve quality of treatment. In 1999, the Company filled approximately 12.2 million mail service prescriptions.

     Under the Company's PBM quality assurance program, the Company maintains rigorous quality assurance and regulatory policies and procedures. Each mail service prescription undergoes a sequence of safety and accuracy checks and is reviewed and verified by a registered pharmacist before shipment. The Pharmacy and Therapeutics Committee assists in the selection of preferred products for inclusion on the Company's formulary. The Company analyzes drug-related outcomes to identify opportunities to improve patient quality of care.

     The Company provides therapeutic pharmaceutical services including comprehensive long-term support for high-cost, chronic illnesses in an effort to improve outcomes for patients and to reduce costs. The Company provides therapies and services to patients with such conditions as hemophilia, growth disorders, immune deficiencies, cystic fibrosis, multiple sclerosis, and respiratory difficulties. These services generally include the provision of injectable bio-pharmaceutical drugs and supplies and associated patient support services. These drugs are distributed from the Company's owned national network of specialty pharmacies. These services utilize advanced protocols and offer the patient and care providers greater convenience in working with insurers. Extensive education is provided to patients through individual instruction and monitoring, written materials, and around-the-clock availability of customer assistance via toll-free telephone. Major initiatives such as CarePatterns(TM) for disease state management and CaremarkConnect(TM) for quick and easy patient enrollment strengthen the Company's leadership position in these markets.

INFORMATION SYSTEMS

     The Company's PBM information system incorporates integrated architecture which allows all requests for service (mail order prescription, retail pharmacy claim or customer service contact) to be evaluated with access to a complete history of the patient's prescription activity. Information from this system is then integrated into a data repository, which is used for research and studies on an anonymous basis. The Company has developed a tool, Rx Navigator(TM), that enables its clients to conduct customized claims analysis.

COMPETITION

     The Company competes with a number of large, national companies, including Express Scripts, Inc. (an affiliate of New York Life Insurance Co.), Merck-Medco Managed Care, LLC (a subsidiary of Merck & Co., Inc.), PCS Health Systems, Inc. (a subsidiary of Rite Aid Corporation), and Advance Paradigm, Inc. These competitors are large and may possess greater financial, marketing and other resources than the Company. The Company also competes with several national and regional companies that primarily provide therapeutic pharmaceutical services such as Accredo Health, Inc., Priority Healthcare Corp. and Gentiva Health Services Inc. To the extent that competitors are owned by pharmaceutical manufacturers, retail pharmacies, or insurance companies they may have pricing advantages that are unavailable to the Company and other independent PBM companies. Additionally, the Company competes with certain hemophilia treatment centers which have access to favorable pricing through government sponsored programs.

     The Company believes the primary competitive factors in the PBM industry include: the degree of independence from drug manufacturers, retail pharmacies, and payors; the quality, scope and costs of products and services offered to insurance companies, HMOs, employers and other sponsors of health benefit plans and plan participants; responsiveness to customers' demands; the ability to negotiate favorable volume discounts from drug manufacturers; the ability to identify and apply effective cost containment programs utilizing clinical strategies; the ability to develop and utilize formularies; the ability to market PBM products and services; and the commitment to provide flexible, clinically oriented services to customers. The Company considers its principal competitive advantages to be its independence from drug manufacturers, retail pharmacies, and payors, strong customer retention rate, broad service offering in specialty therapeutic services, high quality customer service, and commitment to providing flexible, clinically-oriented services to its customers.

GOVERNMENT REGULATION

     General. As a participant in the healthcare industry, the Company's operations and relationships are subject to federal and state laws and regulations and enforcement by federal and state governmental agencies. Various federal and state laws and regulations govern the purchase, distribution and management of prescription drugs and related services and affect or may affect the Company. Sanctions may be imposed for violation of these laws or regulations. The Company believes its operations are in substantial compliance with existing laws and regulations which are material to its operations. Any failure or alleged failure to comply with applicable laws and regulations could have a material adverse effect on the Company's operating results and financial condition.

     In their corporate integrity agreement with the Office of Inspector General (the "OIG") within the Department of Health and Human Services (the "HHS") and in connection with the related plea agreement and settlement agreement to which Caremark and CII are parties, (collectively, the "Settlement Agreement"), Caremark and CII agreed to continue to maintain certain compliance-related oversight procedures through June 2000. Should the oversight procedures reveal credible evidence of any violation of federal law, CII and Caremark are required to report such potential violations to the OIG and the Department of Justice ("DOJ"). CII and Caremark are therefore subject to increased regulatory scrutiny and, if CII or Caremark commit legal or regulatory violations, they may be subject to an increased risk of sanctions or penalties, including exclusion from participation in the Medicare or Medicaid programs. The Company anticipates maintaining certain compliance related oversight procedures after the expiration of the corporate integrity agreement in June 2000.

     Mail Service Pharmacy Regulation. The Company is licensed to do business as a pharmacy in each state in which it operates a dispensing pharmacy. Many of the states into which the Company delivers pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located.

     However, various states have enacted laws and adopted regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent that such laws or regulations are found to be applicable to the Company's operations, the Company would be required to comply with them. In addition, to the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to the Company, they could have an adverse effect on the Company's prescription mail service operations.

     Other statutes and regulations may affect the Company's mail service operations. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail orders within thirty days, and to provide clients with refunds when appropriate. In addition, the United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on the Company's mail service operations. However, at this time the Postal Service has not exercised such statutory authority.

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

     The Company dispenses prescription drugs pursuant to orders received through its Rx Request internet web site. Accordingly, the Company may be subject to laws affecting on-line pharmacies. Several states have proposed laws to regulate on-line pharmacies and require on-line pharmacies to obtain state pharmacy licenses. Additionally, federal regulation by the United States Food and Drug Administration (the "FDA"), or another federal agency, of on-line pharmacies which dispense prescription drugs has been proposed. To the extent that such state or federal regulation could apply to the Company's operations, certain of the Company's operations could be adversely affected by such licensure legislation.

     Other Laws Affecting Pharmacy Operations. The Company is subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, medical waste disposal, and clinical trials. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require the Company to register its pharmacies and repackaging facilities with the United States Drug Enforcement Administration and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances.

     State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority. Such standards often address the qualifications of an applicant's personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Pharmacists and pharmacy technicians employed by each branch must also satisfy applicable state licensing requirements. In addition, substantially all of the therapeutic pharmaceutical pharmacies of the Company are accredited by JCAHO, whose quality and other standards apply to those accredited pharmacies.

     FDA Regulation. The FDA generally has authority to regulate drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. In January 1998, the FDA issued a Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of PBM companies that are controlled, directly or indirectly, by drug manufacturers. The FDA effectively withdrew the Draft Guidance and has indicated that it would not issue a new draft guidance.

However, there can be no assurance that the FDA will not assert jurisdiction over certain aspects of the Company's PBM business, including the internet sale of prescription drugs, which could materially adversely affect the Company's operations.

     Network Access Legislation. A majority of states now have some form of legislation affecting the ability of the Company to limit access to a pharmacy provider network or remove network providers. Such legislation may require the Company or its client to admit any retail pharmacy willing to meet the plan's price and other terms for network participation ("any willing provider" legislation), or may prohibit the removal of a provider from a network except in compliance with certain procedures ("due process" legislation) or may prohibit days' supply limitations or co-payment differentials between mail and retail pharmacy providers. To the extent that such legislation is applicable and is not preempted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), as to plans governed by ERISA, certain Company operations could be adversely affected by network access legislation.

     Legislation Imposing Plan Design Mandates. Some states have enacted legislation that prohibits a health plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers ("freedom of choice" legislation), or provide that a patient may sue his or her health plan if care is denied. Some states have enacted and other states have introduced legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic substitution; requires coverage of all drugs approved by the FDA; or prohibits denial of coverage for non-FDA approved uses. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to the Company, but it may apply to certain of the Company's customers (generally, HMOs and health insurers). If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. To the extent that such legislation is applicable and is not preempted by ERISA (as to plans governed by ERISA), certain operations of the Company could be adversely affected by plan design mandate legislation.

     Other states have enacted legislation purporting to prohibit health plans from requiring or offering members financial incentives for use of mail order pharmacies. To date, there have been no formal administrative or judicial efforts to enforce any such laws against the Company; however, if commenced, any such enforcement could have an adverse effect on the mail order pharmacy business of the Company.

     The Anti-Remuneration Laws. Federal law prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration to induce the referral of patients or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made under Medicare, Medicaid, or certain other federally-funded healthcare programs. Several states have similar laws that are not limited to services for which government-funded payment may be made. State laws and exceptions or safe harbors vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in the Medicare and Medicaid programs or other applicable programs.

     The federal anti-remuneration law has been interpreted broadly by courts, the OIG and administrative bodies. Because of the federal statute's broad scope, federal regulations establish certain safe harbors from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests, and certain properly disclosed payments made by vendors to group purchasing organizations, as well as for other transactions or relationships. In late 1999, the HHS adopted a final rule revising the discount safe harbor to protect certain rebates. Because this revision is so recent, there is no clear guidance on how the safe harbor revision will be interpreted. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion programs" in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Anti-remuneration laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

     Certain governmental entities have commenced investigations of PBM companies and other companies having dealings with the PBM industry and have identified issues concerning selection of drug formularies, therapeutic substitution programs and discounts or rebates from prescription drug manufacturers. Additionally, at least one state has filed a lawsuit concerning similar issues against a health plan. To date, the Company has not been the subject of any such investigation or suit and has not received subpoenas or been requested to produce documents for any such investigation or suit. However, there can be no assurance that the Company will not receive subpoenas or be requested to produce documents in pending investigations or litigation in the future.

     The Company believes that it is in substantial compliance with the legal requirements imposed by the anti-remuneration laws and regulations, and the Company believes that there are material differences between drug switching programs that have been challenged under these laws and the programs offered by the Company to its customers. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations, or that any such challenge would not have a material adverse effect upon the Company.

     The Stark Laws. The federal law known as "Stark II" became effective in 1995, and was a significant expansion of an earlier federal physician self-referral law commonly known as "Stark I". Stark II prohibits physicians from referring Medicare or Medicaid patients for "designated health services" to an entity with which the physician or an immediate family member of the physician has a financial relationship. Possible penalties for violation of the Stark laws include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and program exclusion. The Stark law standards contain certain exceptions for physician financial arrangements, and the Health Care Financing Administration ("HFCA") has published Stark II proposed regulations which describe the parameters of these exceptions in more detail. While Stark laws and regulations apply to certain contractual arrangements between the Company and physicians who may refer patients to or write prescriptions ultimately filled by the Company, the Company believes it is in compliance with such laws and regulations.

     State Self-Referral Laws. The Company is subject to state statutes and regulations that prohibit payments for referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Some state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or health provider licenses, fines, and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark laws and vary significantly from state to state. The laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies; however, the Company believes it is in compliance with such laws.

     Statutes Prohibiting False Claims and Fraudulent Billing Activities. A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices which violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government, through a "whistleblower" or "qui tam" action. Because such actions are filed under seal and may remain secret for years, there can be no assurance that the Company or one of its affiliates is not named in a material qui tam action which is not discussed in "Legal Proceedings."

     Reimbursement. Approximately 5% of the Company's revenue, all of which originates from the therapeutic pharmaceutical services business, is derived directly from Medicare or Medicaid or other government-sponsored healthcare programs subject to the federal anti-remuneration laws and/or the Stark laws. Also, the Company indirectly provides benefits to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, the Company's reimbursements from government-sponsored healthcare programs could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While the Company believes that it can service its current Medicaid patients through existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.

     Legislation and Other Matters Affecting Drug Prices. Some states have adopted legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third party plan ("most favored nation" legislation). Such legislation may adversely affect the Company's ability to negotiate discounts in the future from network pharmacies. At least one state has enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation has not yet been enacted in the states where the Company's mail service pharmacies are located. Such legislation, if enacted in other states, could adversely affect the Company's ability to negotiate discounts on its purchase of prescription drugs to be dispensed by its mail service pharmacies.

     Further, the Company negotiates pricing discounts from drug manufacturers, and in certain circumstances also sells services to drug manufacturers. State Medicaid programs also negotiate pricing discounts with drug manufacturers, and generally also require that such Medicaid programs receive the "best price" on such pricing discounts. Investigations involving drug manufacturers have been commenced by certain governmental entities which question whether best price discounts were properly calculated, reported and paid to the Medicaid programs. The Company is not responsible for any such calculations, reports or payments; however there can be no assurance that the Company's ability to negotiate discounts from and/or sell services to drug manufacturers will not be adversely affected in the future. The Company has not been the subject of any investigations into best price discounts to Medicaid programs and has not received subpoenas or been requested to produce documents in any such investigation; however, there can be no assurance that the Company will not receive subpoenas or be requested to produce documents in pending or future investigations. According to publicly available information, these government entity investigations also include matters that are the subject of other investigations discussed in "The Anti-Remuneration Laws", above.

     Privacy and Confidentiality Legislation. Most of the Company's activities involve the receipt or use by the Company of confidential medical information concerning individual members, including the transfer of the confidential information to the member's health benefit plan. In addition, the Company uses aggregated and blinded (anonymous) data for research and analysis purposes. Confidentiality provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") required the Secretary of HHS to issue standards concerning health information privacy if Congress did not enact health information privacy legislation by August 1999. As Congress did not enact health information privacy legislation, the Secretary issued a proposed rule in November 1999 and the public comment period for this proposed rule expired on February 17, 2000. The Secretary did not issue the final rule by February 21, 2000, the date originally specified in HIPAA, and has not indicated when the rule will be finalized. The proposed rule would establish minimum standards and would preempt state laws which are less restrictive than HIPAA regarding health information privacy but would not preempt more restrictive state laws. The proposed rule provides that the health information privacy standards would become effective two years after final issuance. The final HHS rule is likely to require substantial changes to the Company's systems, policies and procedures which may have a material adverse impact on the Company.

     In addition to the proposed federal health information privacy regulations described above, most states have enacted patient confidentiality laws which prohibit the disclosure of confidential medical information. It is unclear which state laws may be preempted by the final HHS rule discussed above.

     Consumer Protection Laws. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with drug switching programs. No assurance can be given that the Company will not be subject to scrutiny or challenge under one or more of these laws.

     Disease Management Services Regulation. All states regulate the practice of medicine. To the Company's knowledge, no PBM has been found to be engaging in the practice of medicine by reason of its disease management services. However, there can be no assurance that a federal or state regulatory authority will not assert that such services constitute the practice of medicine, thereby subjecting such services to federal and state laws and regulations applicable to the practice of medicine.

     Comprehensive PBM Regulation. Although no state has passed legislation regulating PBM activities in a comprehensive manner, such legislation has been introduced in the past in several states. Such legislation, if enacted in a state in which the Company conducts a significant amount of business, could have a material adverse impact on the Company's operations.

     Antitrust. Numerous lawsuits have been filed throughout the United States by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices under various state and federal antitrust laws. An adverse outcome in any of these lawsuits could require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to managed care entities to the extent that their respective abilities to affect market share are comparable. This practice, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability to the Company of certain discounts, rebates and fees currently received in connection with its drug purchasing and formulary administration programs. The loss of such discounts, rebates, and fees could have a material adverse impact on the Company. In addition, to the extent that the Company appears to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties.

     ERISA Regulation. ERISA provides for comprehensive federal regulation of certain employee pension and health benefit plans, including self-funded corporate health plans with which the Company has agreements to provide pharmaceutical services. The Company believes that, in general, the conduct of its business is not subject to the fiduciary obligations of ERISA, but there can be no assurance that the Company will not be subject to assertions that the fiduciary obligations imposed by the statute apply to certain aspects of the Company's operations. State legislation discussed in this section may be preempted in whole or in part by ERISA. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. In addition, the Company provides services to certain customers, such as governmental entities, that are not subject to the preemption provisions of ERISA.

     Regulation of Financial Risk Plans. Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM company plan offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. In those cases in which the Company has contracts in which it is materially at risk to provide the pharmacy benefit, the Company believes that it has complied with all applicable laws.

     Future Legislation, Regulation and Interpretation. As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the United States Congress and state legislatures relating to healthcare reform. A number of proposals have been suggested regarding the creation of an outpatient prescription drug benefit for some or all of the Medicare-eligible population. It is unknown at this time, if such legislation were enacted, whether PBM companies would be utilized to administer such a benefit.

     There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on the Company. Further, although the Company exercises care in structuring its operations to comply in all material respects with the laws and regulations summarized in this Government Regulation section, there can be no assurance that (i) government officials charged with responsibility for enforcing such laws will not assert that the Company or certain transactions in which the Company is involved are in violation thereof and (ii) such laws will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation. Therefore, it is possible that future legislation, regulation and the interpretation thereof could have a material adverse effect on the operating results and financial condition of the Company.

CORPORATE LIABILITY AND INSURANCE

     The Company maintains professional liability insurance, general liability and other customary insurance on a claims-made and modified occurrence basis, in amounts deemed appropriate by management based upon historical claims and the nature and risks of the Company's businesses. The Company's business may subject the Company to litigation and liability for damages. The Company believes that its current insurance protection is adequate for its present business operations, but there can be no assurance that the Company will be able to maintain its professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful liability claim in excess of the Company's insurance coverage could have a material adverse effect upon the Company.

EMPLOYEES

     As of December 31, 1999, the Company employed a total of 4,373 persons. Included in this total are approximately 1,200 employees in the Company's discontinued operations. None of these employees are represented by a labor union. The Company believes that its relations with its employees are good.

DISCONTINUED OPERATIONS

     General. During 1998, the Company announced its intent to divest its PPM and contract services businesses. As a result, the Company is reporting the results of the operations of these businesses as discontinued operations. During 1999, the Company sold its contract services operations, all of its California PPM operations and all but four of the clinics in its non-California PPM operations. Divestiture of the four remaining clinics is expected to be completed during the first half of 2000. There is no guarantee that these divestitures will occur or that there will not be adverse developments in relation to these remaining divestitures.

     On March 5, 1999, MedPartners Provider Network ("MPN" or the "Plan") received a cease and desist order (the "Order") from the California Department of Corporations ("DOC"), along with a letter advising that the DOC would be conducting a non-routine audit of the finances of MPN, commencing March 8, 1999. On March 11, 1999, the DOC appointed a conservator and assumed control of the business operations of MPN. On April 9, 1999, the Company and representatives of the State of California (the "State") reached an agreement in principle to settle the disputes relating to MPN. See Note 2. Discontinued Operations to the Consolidated Financial Statements and Item 3. "Legal Proceedings."

     Government Regulation. Federal and state laws addressing, among other things, anti-remuneration, physician self-referrals (i.e., Stark and state laws), reimbursement and false claims and fraudulent billing activities, apply to the PPM operations of the Company. A portion of the net revenue of the Company's managed physician practices is derived from payments made by Medicare or Medicaid or other government-sponsored healthcare programs. As a result, the Company is subject to laws and regulations under these programs. For a detailed discussion of these laws, see "Government Regulation" above.

     In April 1998, the OIG issued an Advisory Opinion, discussing the federal anti-remuneration law and its safe harbors and advising against a certain physician practice management arrangement which included payment by the physician to the management company of a percentage of practice revenues. The Company's PPM operations and transactions do not fit within any of the safe harbors. While a practice that is not sheltered by a safe harbor is not necessarily unlawful, it may be subject to increased scrutiny and challenge. The Company believes that the monies retained by the Company under its management agreements do not exceed the aggregate amount due the Company for the physician practice management services provided by the Company to the managed physicians or physician practices, and therefore that it is not in violation of the anti-remuneration laws or Stark laws or regulations. However, there can be no assurance that such practice if subject to scrutiny will not be deemed to be a violation of such laws.

     The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by courts and regulatory agencies with varying and broad discretion. The Company believes that its control over the assets and operations of its various managed professional corporations has not violated such laws; however, there can be no assurance that the Company's contractual arrangements with physician practices would not be successfully challenged as constituting the unlicensed practice of medicine or that the enforceability of the provisions of such arrangements, including non-competition agreements, will not be limited. In the event of action by any regulatory authority limiting or prohibiting the Company or any affiliate from carrying on its business, organizational modification of the Company or restructuring of its contractual arrangements may be required.

     Liability and Insurance. The Company maintains professional liability insurance, general liability, and other customary insurance on a claims-made and modified occurrence basis, in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business. In some cases, the Company has arranged professional liability and other insurance coverage for its managed physician practices and, in connection with the PPM divestiture, has accrued for or purchased "tail" coverage for claims arising from incidents which were or are incurred but not reported during the policy periods. There can be no assurance that claims will not exceed the limits of available insurance coverage or related accrual or that such coverage will continue to be available.

     Moreover, the Company generally requires its managed physician groups to obtain and maintain professional liability insurance coverage that names the Company and its applicable PPM management affiliate as an additional insured. Such insurance provides coverage, subject to policy limits, in the event the Company is held liable as a co-defendant in a lawsuit for professional malpractice against a physician or a physician group. In addition, the Company is typically indemnified under its management agreements by the managed physician groups for liabilities resulting from the delivery of medical services by physicians and physician practices. However, there can be no assurance that any future claim or claims will not exceed the limits of these available insurance coverages or that indemnification will be available for all such claims.

ITEM 2.  PROPERTIES

     The Company currently occupies approximately 40,000 square feet of administrative office space at its corporate headquarters located at 3000 Galleria Tower in Birmingham, Alabama; approximately 20,000 square feet of this space is attributable to discontinued operations. Additionally, the Company has corporate offices at 2211 Sanders Road in Northbrook, Illinois (approximately 195,000 square feet). The Company operates four leased distribution/service centers across the United States, including a 107,000 square foot facility located in San Antonio, Texas; a 60,000 square foot facility located in Westin, Florida; a 47,000 square foot facility in Lincolnshire, Illinois; and a 18,000 square foot facility located in Vernon Hills, Illinois. The Company also leases a 18,200 square foot support services center in San Antonio, Texas. The Company occupies several small leased branch pharmacy offices across the United States, ranging in size from 900 to 9,000 square feet. The main therapeutic pharmaceutical services office (36,000 square feet) is located in Redlands, California. The Redlands facility is also leased. The Company's information technology support is provided from a leased 57,000 square foot facility located at 100 Lakeside Drive in Bannockburn, Illinois.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to certain legal actions arising in the ordinary course of business. The Company is named as a defendant in various legal actions arising primarily out of services rendered by physicians and others employed by its managed physician practices, as well as personal injury, contract, and employment disputes. In addition, certain of its managed medical groups are named as defendants in numerous actions alleging medical negligence on the part of their physicians. In certain of these actions, the Company and/or the medical group's insurance carrier has either declined to provide coverage or has provided a defense subject to a reservation of rights. Management does not view any of these actions as likely to result in an uninsured award that would have a material adverse effect on the operating results and financial condition of the Company.

     In connection with the matters described above in "Government Regulation" relating to the Settlement Agreement, CII and Caremark are the subject of various non-governmental claims and may in the future become subject to additional OIG-related claims. CII and Caremark are the subject of, and may in the future be subjected to, various private suits and claims being asserted in connection with matters relating to the Settlement Agreement by former CII stockholders, patients who received healthcare services from CII subsidiaries or affiliates and such patients' insurers. The Company cannot determine at this time what costs or liabilities may be incurred in connection with future disposition of non-governmental claims or litigation. See Item 1. "Government Regulation".

     In 1993, independent and retail chain pharmacies filed a group of antitrust lawsuits, and a class action lawsuit, against brand name pharmaceutical manufacturers, wholesalers, and PBM companies. Caremark was named as a defendant in these lawsuits in 1994, but was not named in the class action. The lawsuits, filed in federal district courts in at least 38 states including the United States District Court for the Northern District of Illinois, allege that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the complaining retail pharmacies (approximately 3,900 in number). The complaints charge that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers in violation of the Robinson-Patman Act. Each complaint seeks unspecified treble damages, declaratory and equitable relief and attorney's fees and expenses.

     All of these actions have been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois for coordinated pretrial procedures. In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. On July 1, 1996, the district court directed entry of a partial final order in the class action approving an amended settlement with certain of the pharmaceutical manufacturers. The amended settlement provides for a cash payment by the defendants in the class action (which does not include Caremark) of approximately $351 million to class members in settlement of conspiracy claims as well as a commitment from the settling manufacturers to abide by certain injunctive provisions. All class action claims against non-settling manufacturers as well as all opt out and other claims generally, including all Robinson-Patman Act claims against Caremark, remain unaffected by this settlement, although numerous additional settlements have been reached between a number of the parties to the class and individual manufacturers. The class action conspiracy claims against the remaining defendants were tried in the fall of 1998, and resulted in a judgment by the court at the close of the plaintiffs' case in favor of the remaining defendants. That judgment was affirmed in part and reversed and remanded in part and is currently undergoing further proceedings in the district court and the court of appeals, which may result in a second trial of the class action or its dismissal on the merits. It is expected that trials of the non-class action conspiracy claims brought by opt-out individual plaintiffs under the Sherman Act, to the extent they have not been settled or dismissed, will move forward in 2000 to a decision on summary judgment or to trial and likely will also precede the trial of any Robinson-Patman Act claims.

     In March 1998, a consortium of insurance companies and third party private payors sued Caremark and CII in the United States District Court for the Northern District of Illinois. The complaint alleges that Caremark's home infusion division, which was sold by Caremark in 1995 and is reported in the Consolidated Financial Statements as discontinued operations, implemented a scheme to submit fraudulent claims for payment to the payors which the payors unwittingly paid, and seeks unspecified damages, treble damages and attorneys' fees and expenses. A tentative settlement agreement has been reached in this case.

     The Company's California PPM operations included MPN, a wholly-owned subsidiary of the Company and a healthcare service plan licensed under the Knox-Keene Health Care Service Plan Act of 1975. In March 1999, the DOC appointed a conservator and assumed control of the business operations of MPN. The conservator, purportedly on behalf of MPN, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The Company judicially challenged the authority of both the DOC and the conservator to take these actions in the California Superior Court (the "Superior Court") and in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court").

     On April 9, 1999, the Company, MPN, and representatives of the State reached an agreement in principle to settle the disputes relating to MPN.

     On May 10, 1999, pending execution of a definitive settlement agreement, the Company, MPN, and the State reached an interim agreement (the "Interim Agreement") to begin implementation of the principal terms of the proposed settlement. As part of the Interim Agreement, the DOC stayed its prior orders regarding appointment of a conservator and sought and received an order from the Superior Court appointing a special monitor for MPN (the "Monitor Order"). The Monitor Order provided that: possession and control of MPN's property, business, and assets would be returned immediately to MPN; MPN would operate as a debtor in possession under the Bankruptcy code; the special monitor would provide oversight and supervision of MPN and maintain certain operational controls over MPN pending approval by the Bankruptcy Court of the definitive settlement agreement; and the Company would fund, as contemplated in its transition plan, the working capital requirements of its subsidiaries to enable the normal continuing operations of the managed physician practices.

     On June 9, 1999, the Company, MPN, the State and the special monitor executed a definitive settlement agreement. In addition to the matters set forth above, the parties agreed to include in the settlement agreement certain covenants establishing the foundation for a Chapter 11 plan of reorganization for MPN. The Company and the State subsequently dismissed the Superior Court litigation and the Bankruptcy Court presiding over MPN's Chapter 11 bankruptcy case appointed the former special monitor as an examiner (the "Examiner"). On June 16, 1999, the Company, MPN, the State and the Examiner executed an amended and restated settlement agreement reflecting these developments (the "Settlement Agreement").

     At a hearing held on July 19, 1999, the Bankruptcy Court approved the Settlement Agreement and authorized MPN to enter into and consummate the transactions contemplated by the Settlement Agreement, with effectiveness and implementation of the Settlement Agreement to occur according to its terms and conditions. In addition, as contemplated by and provided for in the Settlement Agreement, during the course of MPN's Chapter 11 case, the Bankruptcy Court approved MPN's consent to and/or participation in a series of transactions implementing the Company's disposition of its PPM assets as they related to MPN's operations. The last such transaction involving MPN was approved by the Bankruptcy Court at a hearing held on August 10, 1999.

     Among other things, the Settlement Agreement provided for execution by the Company and various of its subsidiaries, MPN, certain managed physician practices and various health plans of a supplemental agreement (the "Supplemental Plan Agreement") whereby (1) the parties to the Supplemental Plan Agreement would agree to subordinate, waive and/or release various claims against one another on the terms and conditions set forth therein, and (2) the health plans would agree to support the Chapter 11 plan of reorganization (the "Plan of Reorganization") to be filed by MPN consistent with both the Settlement Agreement and the Supplemental Plan Agreement. The Supplemental Plan Agreement was executed as of December 10, 1999 and approved by the Bankruptcy Court following a hearing on February 7, 2000, subject to certain conditions being met by March 31, 2000 unless extended by order of the court.

     Both the Settlement Agreement and the Supplemental Plan Agreement contemplate that MPN will pursue Bankruptcy Court approval of the Plan of Reorganization. MPN filed an initial draft of the Plan of Reorganization on November 5, 1999. Following execution of the Supplemental Plan Agreement and further negotiations with parties in interest in MPN's bankruptcy case, an amended Plan of Reorganization, accompanied by a revised disclosure statement to accompany that plan, was filed with the Bankruptcy Court on February 3, 2000. Pursuant to an amendment to the Settlement Agreement dated February 7, 2000, the Company agreed to issue a $15 million letter of credit in connection with its funding commitment, payable only upon the effectiveness of the Supplemental Plan Agreement, the Settlement Agreement, and the Plan of Reorganization. The Plan of Reorganization continues to be the subject of ongoing negotiations involving MPN, the Company and parties in interest in MPN's bankruptcy case. Neither the disclosure statement nor the Plan of Reorganization has yet been approved by the Bankruptcy Court.

     The Company is a defendant in two lawsuits filed in the Supreme Court of the State of New York, County of New York, claiming that a "Termination Event" has occurred with respect to the Threshold Appreciation Price Securities ("TAPS") issued by the Company in September 1997. One of those actions, filed May 27, 1999, is brought by certain entities claiming to "own or control" 5 million TAPS and the other, filed July 14, 1999, purports to be brought by a holder of an unknown number of TAPS as a class action on behalf of a purported class of all holders of TAPS. The complaints allege that a "Termination Event" has occurred because of, among other things, the actions taken by the DOC described above. The complaints seek a declaratory judgment that a Termination Event has occurred and an order compelling the Collateral Agent to release to the TAPS holders approximately $480 million of United States Treasury Notes currently held in escrow. The escrowed funds otherwise would be released to the Company in exchange for common stock of the Company at the final settlement date of the TAPS on August 31, 2000. In a hearing on March 6, 2000, the court denied motions for summary judgment by both the Company and a plaintiff in one of the lawsuits, and set a trial date of April 4, 2000 for both lawsuits.

     Pursuant to the Provider Self-Disclosure Protocol of the OIG, the Company has conducted a voluntary investigation of the practices of an affiliate known as Home Health Agency of Greater Miami, doing business as AmCare ("AmCare"). The investigation uncovered several potentially inappropriate practices by certain managers at AmCare, some of which may have resulted in overpayments from federal programs for AmCare's home health services. The Company has since terminated these managers, ceased AmCare's operations, and reported the matter to the OIG. While the OIG has not yet responded to the Company's internal investigation report, and therefore the resolution of this matter is as yet unknown, it is likely that the government will determine that overpayments were made which require repayment by the Company. The Company's estimates of the repayments due have been accrued in the financial statements.

     Although the Company believes that it has a meritorious defense to the claims of liability or for damages in the actions against it, there can be no assurance that such defenses will be successful or that additional lawsuits will not be filed against the Company or its subsidiaries. Further, there can be no assurance that the lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of senior management of the Company and its subsidiaries, or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously pursue or defend each of these lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of 1999.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "CMX" (formerly listed under the symbol "MDM"). The following table sets forth, for the calendar periods indicated, the range of high and low sales prices from January 1, 1998.

                                                               HIGH       LOW
                                                              -------   -------
1999
First Quarter...............................................  $ 6.625   $ 2.875
Second Quarter..............................................   7.5625      4.00
Third Quarter...............................................    9.000     5.250
Fourth Quarter..............................................    6.000    3.9375
1998
First Quarter...............................................  $21.625   $  8.00
Second Quarter..............................................    11.50      7.00
Third Quarter...............................................    7.875     1.688
Fourth Quarter..............................................     5.25     1.938

     On February 18, 2000, the closing sale price of the Company's common stock on the NYSE was $4.25.

     There were 27,299 holders of record of the Company's common stock as of February 18, 2000.

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

UNREGISTERED SALES OF SECURITIES

     On May 7, 1999, the Company issued an aggregate of 2,979 shares of Caremark Rx common stock to a shareholder of IMHC Management, Inc. for $6.125 per share pursuant to the purchase of all of the outstanding common stock, $1.00 par value per share, of IMHC Management, Inc. The issuance of the common stock was made in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") provided for in Section 4(2) of the Securities Act.

     The Company issued 18,047 shares of Caremark Rx common stock from October 1 to November 8, 1999, to various shareholders of Mid-America Medical Group, S.C. for the acquisition of said group. The total market value of the shares issued was $99,151. The issuance of the common stock was made in reliance on the exemption from the registration requirements of the Securities Act provided for in Section 4(2) of the Securities Act.

CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 29, 1999, (a) Caremark Rx Capital Trust I (the "Caremark Trust") issued $200,000,000 of its 7% Shared Preference Redeemable Securities ("SPURS" or "Convertible Preferred Securities") to Warburg Dillon Read LLC, as the initial purchaser (the "Initial Purchaser") and (b) the Company issued $200,000,000 of its 7% Convertible Subordinated Debentures due 2029 (the "Convertible Debentures") to the Caremark Trust. The issuance of the Convertible Preferred Securities and the Convertible Debentures were made in reliance on the exemption from the registration requirements of the Securities Act provided for in Section 4(2) of the Securities Act. The Initial Purchaser offered the Convertible Preferred Securities to qualified institutional buyers under Rule 144A of the Securities Act. The Company registered such securities effective November 9, 1999. The Convertible Preferred Securities represent preferred undivided beneficial interests in the asset of the Caremark Trust. The sole asset of the Caremark Trust consists of the Convertible Debentures. The Convertible Debentures underlying the Convertible Preferred Securities mature in the year 2029 but are redeemable prior to maturity at the option of the Company beginning October 15, 2002. Each Convertible Preferred Security is convertible at the option of the holder into shares of the Company's common stock, par value $.001 per share, ("Common Stock") at the conversion rate of 6.7125 shares of Common Stock for each Convertible Preferred Security (equivalent to a conversion price of $7.4488 per share of Common Stock). Dividends on the Convertible Preferred Securities will be payable at an annual rate of 7% of the liquidation amount of $50 per Convertible Preferred Security, and will be payable quarterly in arrears on January 1, April 1, July 1 and October 1 each year, beginning January 1, 2000. Dividends on the Convertible Preferred Securities may be deferred by the Company for up to 20 consecutive quarters. The Company has no intention at the present time to defer the payment of the dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company derived from the Company's Consolidated Financial Statements. The selected financial data should be read in conjunction with the accompanying Consolidated Financial Statements and the related notes thereto.

                                                            YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------
                                           1999          1998          1997         1996         1995
                                        -----------   -----------   ----------   ----------   ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenue...........................  $ 3,307,806   $ 2,634,017   $2,363,404   $2,159,480   $1,840,291
                                        ===========   ===========   ==========   ==========   ==========
Income from continuing operations
  before preferred security
  dividends...........................  $    59,146   $    30,760   $   38,049   $   32,329   $    9,565
Preferred security dividends..........       (3,255)           --           --           --           --
Loss from discontinued operations.....     (199,310)   (1,284,878)    (832,775)    (177,817)    (113,904)
                                        -----------   -----------   ----------   ----------   ----------
Loss available to common stockholders
  before cumulative effect of a change
  in accounting principle.............     (143,419)   (1,254,118)    (794,726)    (145,488)    (104,339)
Cumulative effect of a change in
  accounting principle................           --        (6,348)     (25,889)          --           --
                                        -----------   -----------   ----------   ----------   ----------
Net loss available to common
  stockholders........................  $  (143,419)  $(1,260,466)  $ (820,615)  $ (145,488)  $ (104,339)
                                        ===========   ===========   ==========   ==========   ==========
Earnings (loss) per common share
  outstanding(1):
  Income available to common
    stockholders from continuing
    operations........................  $      0.29   $      0.16   $     0.20   $     0.19   $     0.06
  Loss from discontinued operations...        (1.04)        (6.79)       (4.48)       (1.05)       (0.75)
  Cumulative effect of a change in
    accounting principle..............           --         (0.03)       (0.14)          --           --
                                        -----------   -----------   ----------   ----------   ----------
  Net loss available to common
    stockholders......................  $     (0.75)  $     (6.66)  $    (4.42)  $    (0.86)  $    (0.69)
                                        ===========   ===========   ==========   ==========   ==========
Weighted average common shares
  outstanding.........................      190,734       189,327      185,830      169,897      152,453
Diluted earnings (loss) per common
  share outstanding:
  Income available to common
    stockholders from continuing
    operations........................  $      0.29   $      0.16   $     0.20   $     0.19   $     0.06
  Loss from discontinued operations...        (1.03)        (6.77)       (4.39)       (1.02)       (0.72)
  Cumulative effect of a change in
    accounting principle..............           --         (0.03)       (0.14)          --           --
                                        -----------   -----------   ----------   ----------   ----------
  Net loss available to common
    stockholders......................  $     (0.74)  $     (6.64)  $    (4.33)  $    (0.83)  $    (0.66)
                                        ===========   ===========   ==========   ==========   ==========
Weighted average common and dilutive
  shares outstanding..................      194,950       189,927      189,573      174,028      158,109
BALANCE SHEET DATA:
Cash and cash equivalents.............  $     6,797   $    23,100   $  109,098   $  112,792   $   56,295
Working capital.......................      (28,750)       85,111       83,813      270,189      164,097
Total assets..........................      770,846     1,862,106    2,891,896    1,807,366    1,431,563
Long-term debt, less current
  portion.............................    1,230,025     1,735,096    1,395,079      663,979      392,552
Convertible preferred securities......      200,000            --           --           --           --
Total stockholders' equity
  (deficit)...........................   (1,281,475)   (1,144,173)      92,221      839,073      678,905

---------------

(1) Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented in accordance with the applicable rules of the Commission.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of the following discussion is to facilitate the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company. This discussion should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto. Unless the context otherwise requires, as used herein, the term "Caremark Rx" or the "Company" refers collectively to Caremark Rx, Inc. and its subsidiaries and affiliates.

GENERAL

     The Company is one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $3.3 billion for the year ended December 31, 1999. The Company's operations are comprised of pharmacy benefit management services and therapeutic pharmaceutical services. These services are sold both separately and together to assist corporations, insurance companies, unions, government employee groups and managed care organizations throughout the United States in delivering prescription drugs to their members in a cost-effective manner.

     The Company's net revenues generally include payments by its customers based on the price of pharmaceuticals dispensed to their members and administrative fees. Pharmaceuticals are dispensed from retail pharmacies included in one of the Company's networks and from its wholly-owned and operated mail service pharmacies. Costs of net revenues are comprised primarily of pharmaceutical acquisition costs and the cost of services associated with dispensing drugs and operating systems.

     The Company has begun to expand its strategy of marketing to managed care plans. While this strategy is expected to result in higher revenues and higher average revenue per account, the Company anticipates that its gross margins -- that is, gross profit as a percentage of net revenues -- will decrease in the future as it implements this strategy. Managed care plans typically involve a higher concentration of retail pharmacy services, which have a lower margin than the Company's mail pharmacy and specialty therapeutic services. The Company anticipates that overall margins will decrease in the future as a result of the strategy of marketing to health plans and as its PBM services continue to increase at a faster rate than its higher-margin specialty therapeutic services.

     On November 11, 1998, the Company announced that Caremark, which includes its PBM, would become its core operating unit and announced its intention to divest its other businesses. As a result, in 1998 the Company restated its prior period financial statements to reflect the appropriate accounting for these discontinued operations. Additionally, the Company recorded a charge related to discontinued operations of $1.1 billion during the fourth quarter of 1998 and an additional related charge of $199.3 million in the second quarter of 1999. On January 26, 1999, the Company completed the sale of its government services business for $67 million less certain working capital adjustments. On March 12, 1999, the Company completed the sale of its Team Health business for $318.9 million, less certain expenses, and retained approximately 7.3% of the equity of the recapitalized company. The Team Health and government services businesses were the two divisions that comprised the Company's contract services operations, which have been reported as discontinued operations. Through December 31, 1999, the Company has also divested all its California PPM operations and 114 clinics in its non-California PPM operations, generating approximately $454 million in gross proceeds, including the assumptions of liabilities by purchasers. The Company expects to sell the remaining four PPM clinics during the first half of 2000.

     The Company has tax net operating loss ("NOL") carryforwards of approximately $2.3 billion as of December 31, 1999. Because of the uncertainty of the ultimate realization of the net deferred tax asset, the Company has established a valuation allowance for the amount of the net deferred tax asset that is not otherwise expected to be used to offset deferred tax liabilities. If not utilized to offset future taxable income, the net operating loss carry forwards will expire on various dates through 2019. The valuation allowance had the effect of reducing the Company's effective tax rate for accounting purposes for the year ended December 31, 1999 to approximately 8%, which results in a tax expense recognized for continuing operations that is closer to its actual cash taxes payable. The Company's taxes payable in 2000 and, until such time as its NOLs are utilized, will consist of state taxes in those states where it does not have state NOL carryforwards, and alternative minimum taxes for federal income tax purposes. The Company expects its effective tax rate to be approximately 10% after 1999 until such time as the NOLs are utilized.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

  Continuing Operations

     For the years ended December 31, 1999, 1998 and 1997, net revenue was $3,307.8 million, $2,634.0 million and $2,363.4 million, representing increases of $673.8 million and $270.6 million during 1999 and 1998, respectively. Key factors contributing to this growth include new customer contracts, high customer retention, additional services provided to existing customers and drug cost inflation. The preponderance of the Company's revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. Revenues for selected types of services are earned based on a percentage of savings achieved or on a per-enrollee or per-member basis; however, these revenues are not material to total revenues.

     Operating income was $179.4 million, $143.7 million and $103.0 million in 1999, 1998 and 1997, respectively. Operating margins were 5.4%, 5.5% and 4.4% for these same periods. (Operating income represents earnings before interest and income taxes and excludes special charges.) The operating income and margins were lower in 1997 due almost entirely to a $20 million loss recognized on a risk-share contract. This particular contract was the only significant PBM risk-share contract. During 1998, the Company renegotiated this risk-share contract, changing it to a fee-for-service arrangement beginning in 1999. Adjusting for the impact of the $20 million loss contract reserve, operating margins for 1998 and 1997 were comparable. The slight decrease in operating margin during 1999 resulted from an increase in the percentage of retail pharmacy revenue to total pharmacy revenue and the launch of new lower margin biotechnology drugs. The increase in lower margin revenue was offset by aggressive cost reduction efforts.

     Special charges totaled $9.5 million in 1998 and $10.6 million in 1997. These charges primarily related to severance, occupancy costs for excess facilities and certain litigation.

     Net interest expense was $115.3 million, $84.6 million and $29.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase from 1998 to 1999 primarily relates to interest allocated to discontinued operations. The net interest expense allocated to the discontinued operations was limited by generally accepted accounting principles; accordingly, the interest expense allocated to continuing operations is not necessarily indicative of the net interest expense those operations would have incurred as an independent entity on a stand alone basis. The increase in interest expense from 1997 to 1998 primarily resulted from increased debt levels. Increases in debt levels were a result of substantial uses of cash in the Company's discontinued operations for acquisitions, capital expenditures and working capital requirements in 1998 and prior years.

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

     Management believes, considering all available information, including the Company's history of earnings (after adjustments for nonrecurring items, special charges, permanent differences, and other appropriate items) and after considering appropriate tax planning strategies, it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance of $910.3 million, which is the amount of the deferred tax assets in excess of the deferred tax liabilities. The valuation allowance has been established due to the uncertainty of forecasting future taxable income.

     In November 1997, the Emerging Issues Task Force ("EITF") issued EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology" ("EITF 97-13"). EITF 97-13 requires process reen-gineering costs, as defined, which had been previously capitalized as part of an information technology project to be written off as a cumulative catch-up adjustment in the fourth quarter of 1997. The Company recorded a charge of $25.9 million, net of tax of $15.8 million, as a result of EITF 97-13. The Company incurred such costs primarily in connection with the process reengineering associated with the new operating systems installed for its PBM operations.

     In April 1998, the American Institute of Certified Public Accountants issued a Statement of Position "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities be expensed as incurred. The Company recorded a charge of $6.3 million, net of tax of $3.9 million, as a cumulative effect adjustment retroactive to January 1, 1998.

  Discontinued Operations

     The loss from discontinued operations includes losses from the Company's PPM business, contract services business, international business and CII's previously reported discontinued operations. Discontinued operations for 1999 include a charge taken in the second quarter of $199.3 million. This charge is an adjustment to the $1.1 billion charge taken during the fourth quarter of 1998. The charge taken in the fourth quarter of 1998 consists primarily of the non-cash write off of intangibles, the Company's deferred tax assets and other PPM assets. The remainder of the charge reflects the future cash costs of exiting the PPM business. Also included in the discontinued operations loss for 1998 are losses of $0.2 billion for the operations of these discontinued operations. Discontinued operations for 1997 includes a fourth quarter restructuring and impairment charge of $636.0 million. This charge relates primarily to the restructuring and impairment of selected assets of certain clinic operations within the PPM business and includes goodwill impairment and other asset write downs. Also included in the discontinued operations loss for 1997 are merger charges of $59.4 million for acquisitions in the PPM and contract services businesses.

  Impact of Year 2000

     The Year 2000 issue concerns the ability of computer hardware and software to distinguish between the year 1900 and the year 2000. An inability to make this distinction could result in computer application failure.

     During 1999, the Company completed a detailed assessment of all its information technology and non-information technology hardware and software with regard to the Year 2000 issue, with special emphasis on mission critical systems. Information and non-information technology hardware and software were inventoried and those not Year 2000 ready were identified, remediated (i.e., corrected or replaced) and tested to ensure that they would, in fact, operate as desired according to Year 2000 requirements. The Company expensed approximately $2.4 million during 1999 in connection with remediating its systems.

     As a result of its Year 2000 readiness efforts, the Company's mission critical information technology and non-information technology systems successfully distinguished between the year 1900 and the year 2000 on January 1, 2000, without any mission critical application failure. However, the Company will continue to monitor its mission critical computer applications throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

     It is possible that the Company may experience Year 2000 related problems in the future, particularly with its non-mission critical systems, which may result in failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations. However, the Company believes that the Year 2000 issue will not pose significant operational problems for its mission critical computer systems and equipment.

     The financial impact of future remediation activities that may become necessary, if any, cannot be known precisely at this time, but it is not expected to be material.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The future operating results and financial condition of the Company are dependent on the Company's ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. The future operating results and financial condition of the Company may be affected by a number of additional factors, including: the Company's divestiture of its discontinued operations; the proposed settlement and transition plan for the MPN operations in the State of California; the Company's compliance with or changes in government regulations, including pharmacy licensing requirements and healthcare reform legislation; potentially adverse resolution of lawsuits pending against the Company and its affiliates; declining reimbursement levels of products distributed; identification of growth opportunities; implementation of the Company's strategic plan; liabilities potentially in excess of the Company's insurance; and the Company's liquidity and capital requirements. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

     There are various legal matters which, if materially adversely determined, could have a material adverse effect on the Company's operating results and financial condition. See Note 13, Contingencies, to the accompanying Consolidated Financial Statements of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     General. The Company broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving business objectives and meeting debt service commitments.

     Currently, the Company's liquidity needs arise primarily from debt service on its indebtedness and the funding of its discontinued operations (including the funding of any retained liabilities), as well as its working capital requirements and capital expenditures.

     Cash Flows. The Company has experienced positive cash flow from continuing operations for each of the last three fiscal years. This positive cash flow has been offset by investing activities, primarily capital expenditures and cash used in the discontinued operations for 1998 and 1997. The Company's cash flow from continuing operations for the year ended December 31, 1999 was $86.2 million. The Company also received net proceeds of $192.1 million from the issuance of convertible preferred securities. Cash provided by discontinued operations for 1999 was $206.1 million. For the year ended December 31, 1999, the primary source of funds provided by discontinued operations related to the sale of the contract services division and various PPM asset sales. See Note 2, Discontinued Operations, of the accompanying Consolidated Financial Statements.

     Credit Facility. The Company has a credit facility with Bank of America, N.A. (formerly NationsBank N.A.), as administrative agent. The Company has pledged the capital stock of CII, which owns Caremark, as security for amounts outstanding. The credit facility is guaranteed by the Company's material subsidiaries and matures in June 2001. The credit facility consists of the following:

     - An amortizing tranche A term loan with $53.3 million outstanding at December 31, 1999. Quarterly principal payments on this term loan began in November 1999. Accordingly, the portion of this debt due within the next twelve months has been classified as short-term.

     - A non-amortizing tranche B term loan with $58.1 million outstanding at December 31, 1999.

     - A revolving credit facility in an aggregate principal amount of up to $400 million. At December 31, 1999, the Company had $268.0 million in borrowings and $21.0 million in letters of credit under the revolving credit facility, and had $25.0 million reserved for a letter of credit with regard to the funding obligations under its June 1999 settlement with the State of California. Net of these amounts, the Company had $86.0 million available for borrowing under the credit facility as of December 31, 1999.

     The credit facility indebtedness currently bears interest at variable rates based on LIBOR, plus varying margins. At the Company's option, or upon certain defaults or other events, credit facility indebtedness may instead bear interest based on prime rate plus varying margins.

     The credit facility provides for net cash proceeds received from asset sales to be used to reduce the outstanding debt under the term loans, except that the Company is permitted to retain up to $93 million of net cash proceeds from asset dispositions occurring on or after July 1, 1999 (in addition to the $15 million in net cash proceeds previously designated for the payment of certain promissory notes), for use in its business and operations in the ordinary course, rather than applying those proceeds to the term loans. From July 1, 1999, through December 31, 1999, the Company had received net proceeds of approximately $64.7 million from asset dispositions.

     The Company is also required to repay the term loans ratably under the credit facility with 100% of the net cash proceeds received from certain issuances of equity or debt or extraordinary receipts, and with 50% of the excess cash flow for each fiscal year. On September 14, 1999, the Company amended the credit facility to, among other things, permit the application of only $80 million of the net proceeds from the Company's 7% Shared Preference Redeemable Securities to the term loans. In November 1999, the Company entered into an amendment to its credit facility which allowed for the modification of certain financial covenants to reflect, among other things, the completion of the Convertible Preferred Securities offering.

     The credit facility contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions, and change its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions, defaults for any material judgment or change in control, and defaults relating to liabilities arising from the Company making additional investments in its California PPM business.

     Other Indebtedness. The Senior Notes are in an aggregate principal amount of $450 million and bear interest at 7 3/8% annually, with all principal amounts due in October 2006. The indenture for the notes contains, among other things, restrictions on subsidiary indebtedness, sale and leaseback transactions, and consolidation, merger and sale of assets. These notes are not guaranteed by any subsidiary.

     The Senior Notes indenture also contain restrictions on indebtedness secured by liens. To comply with this covenant, the Company has secured the Senior Notes with an equal and ratable pledge of all the capital stock of CII, which owns Caremark. These notes are otherwise unsecured.

     The Company's long-term debt also includes $420 million for the Senior Subordinated Notes, due September 1, 2000. The Senior Subordinated Notes are in an aggregate principal amount of $420 million and bear interest at 6 7/8% annually, with all principal amounts due in September 2000. The indenture for the notes contains, among other things, restrictions on subsidiary indebtedness, sale and leaseback transactions, and consolidation, merger and sale of assets. These notes are not guaranteed by any subsidiary. The TAPS securities, which mature August 31, 2000, will result in the Company issuing approximately 21.7 million shares of stock to the TAPS holders, in exchange for $481.4 million of cash. The proceeds from the TAPS will be used to make the debt payments discussed above. The remaining proceeds must be ratably applied against the term loans under the terms of the credit facility.

     The Company currently is party to litigation relating to its TAPS securities, alleging that events have occurred that entitle the TAPS holders to terminate their obligations to purchase the Company's common stock in August 2000 and that entitle the TAPS holders to receive the $481.4 million of U.S. Treasury Notes held under the TAPS arrangements to secure those obligations. Any adverse determination in this litigation would materially adversely affect the Company's liquidity position, including its ability to repay the Senior Subordinated Notes due in September 2000. See Item 3. "Legal Proceedings" for further discussion.

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

Common Stock. The exact number of common shares to be sold is dependent on the market value of the Company's Common Stock in August 2000. The number of shares issued by the Company in conjunction with these securities will not be more than approximately 21.7 million or less than approximately 17.8 million (subject to certain anti-dilution adjustments). The Treasury Notes forming a part of the TAPS have been pledged to secure the obligations of the TAPS holders under the purchase contracts. Pursuant to the TAPS, TAPS holders receive payments equal to 6.50% of the stated amount per annum consisting of interest on the Treasury Notes at the rate of 6.25% per annum and yield enhancement payments payable semi-annually by the Company at the rate of 0.25% of the stated amount per annum. Additional paid-in capital has been reduced by $20.4 million for issuance costs and the present value of the annual 0.25% yield enhancement payments payable to the holders of the TAPS. The securities are not included on the balance sheet; an increase in stockholders' equity would be reflected upon receipt by the Company of cash proceeds of $481.4 million on August 31, 2000 from the issuance of its common stock pursuant to the TAPS.

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

     Receivables Securitization. The credit facility as amended permits up to $125 million in accounts receivable securitization. The Company has securitized certain of its accounts receivable pursuant to an accounts receivable securitization facility with The Chase Manhattan Bank as funding agent. As of December 31, 1999, the Company had securitized approximately $100 million in accounts receivable.

     Discontinued Operations. Cash used to fund exit costs, which are classified in current liabilities as other accrued expenses and liabilities, will be funded by the revolving credit facility, cash flows from continuing operations and proceeds from the sales of the discontinued operations. The Company believes that amounts available from the sales of discontinued operations, amounts available under the revolving credit facility, and cash flow from continuing operations will be sufficient to fund the cash requirements of the discontinued operations. However, there can be no assurance that the cash generated from such sources will be sufficient to meet these funding needs. If it is not, the Company would seek to enhance its liquidity position through further modifications to the credit facility, incurrence of additional indebtedness, asset sales, restructuring of debt, and/or the sale of securities. Although the Company currently believes that one or more of such alternatives would be available to enhance liquidity, each such alternative is dependent upon future events, conditions and other matters outside the Company's control.

QUARTERLY RESULTS (UNAUDITED)

     The following tables set forth certain unaudited quarterly financial data for 1999 and 1998. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of normal recurring items) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                            QUARTER ENDED
                                    ---------------------------------------------------------------------------------------------
                                    MARCH 31,   JUNE 30,    SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,    DEC. 31,
                                      1999        1999        1999        1999       1998        1998       1998         1998
                                    ---------   ---------   ---------   --------   ---------   --------   ---------   -----------
                                                                           (IN THOUSANDS)
Net revenue.......................  $785,058    $ 796,207   $812,996    $913,545   $620,226    $639,457   $660,608    $   713,726
Operating expenses(1).............   746,197      753,070    768,555     860,594    590,577     606,917    621,211        671,626
Net interest expense..............    27,058       30,502     29,335      28,397     19,317      21,723     19,525         24,009
Special charges...................        --           --         --          --         --       9,500         --             --
                                    --------    ---------   --------    --------   --------    --------   --------    -----------
Income from continuing operations
  before income taxes.............    11,803       12,635     15,106      24,554     10,332       1,317     19,872         18,091
Income tax expense................       968          940      1,179       1,865      3,926         500      7,551          6,875
                                    --------    ---------   --------    --------   --------    --------   --------    -----------
Income from continuing operations
  before preferred security
  dividends.......................    10,835       11,695     13,927      22,689      6,406         817     12,321         11,216
Preferred security dividends......        --           --         35       3,220         --          --         --             --
                                    --------    ---------   --------    --------   --------    --------   --------    -----------
Income from continuing operations
  available to common
  stockholders....................    10,835       11,695     13,892      19,469      6,406         817     12,321         11,216
Loss from discontinued operations,
  net of taxes....................        --     (199,310)        --          --    (31,486)    (24,081)    (3,709)    (1,225,602)
Cumulative effects of a change in
  accounting principle............        --           --         --          --         --          --         --         (6,348)
                                    --------    ---------   --------    --------   --------    --------   --------    -----------
Net income (loss) available to
  common stockholders.............  $ 10,835    $(187,615)  $ 13,892    $ 19,469   $(25,080)   $(23,264)  $  8,612    $(1,220,734)
                                    ========    =========   ========    ========   ========    ========   ========    ===========
Earnings (loss) per common share
  outstanding(2):
  Income from continuing
    operations available to common
    stockholders..................  $   0.06    $    0.06   $   0.07    $   0.10   $   0.03    $   0.01   $   0.06    $      0.06
  Loss from discontinued
    operations....................        --        (1.05)        --          --      (0.17)      (0.13)     (0.02)         (6.45)
  Cumulative effect of change in
    accounting principle..........        --           --         --          --         --          --         --          (0.03)
                                    --------    ---------   --------    --------   --------    --------   --------    -----------
Net income (loss) available to
  common stockholders.............      0.06        (0.99)      0.07        0.10      (0.14)      (0.12)      0.04          (6.42)
                                    ========    =========   ========    ========   ========    ========   ========    ===========
Weighted average common shares
  outstanding.....................   190,195      190,650    190,780     190,913    188,610     189,245    189,585        190,078
Diluted earnings (loss) per common
  share outstanding:
  Income from continuing
    operations available to
    stockholders..................  $   0.06    $    0.06   $   0.07    $   0.10   $   0.03    $   0.01   $   0.06    $      0.06
  Loss from discontinued
    operations....................        --        (1.02)        --          --      (0.17)      (0.13)     (0.02)         (6.41)
  Cumulative effect of change in
    accounting principle..........        --           --         --          --         --          --         --          (0.03)
                                    --------    ---------   --------    --------   --------    --------   --------    -----------
Net income (loss) available to
  common stockholders.............  $   0.06    $   (0.96)  $   0.07    $   0.10   $  (0.14)   $  (0.12)  $   0.04    $     (6.38)
                                    ========    =========   ========    ========   ========    ========   ========    ===========
Weighted average common and
  dilutive shares outstanding.....   192,556      195,285    197,238     194,322    189,432     189,612    189,659        191,215

---------------

(1) Operating expenses include cost of revenues; selling, general and administrative; and depreciation and amortization expenses.
(2) Earnings (loss) per share is computed by dividing net income (loss) by the number of common shares outstanding during the periods presented in accordance with the applicable rules of the Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates related to its long-term debt. The impact on earnings and value of its long-term debt is subject to change as a result of movements in market rates and prices. As of December 31, 1999 and 1998, the Company had $360.0 and $865.0 million, respectively, in long-term debt subject to variable interest rates. The remaining $870.0 million in long-term debt in each year is subject to fixed rates of interest. The Company had $19.4 million in current debt subject to variable interest rates at December 31, 1999. A hypothetical increase in interest rates of 1% would result in potential losses in future pre-tax earnings of approximately $3.8 and $8.7 million per year for the years ended December 31, 1999 and 1998, respectively. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on the impact of the hypothetical interest rates on the Company's long-term debt balances and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements of the Company meeting the requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   26
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   27
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................   28
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 1999, 1998 and 1997......   29
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................   30
Notes to Consolidated Financial Statements..................   31

     Other financial statements and schedules required under regulation S-X are listed in Item 14(a)(2) of this Annual Report on Form 10-K.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Caremark Rx, Inc.

     We have audited the accompanying consolidated balance sheets of Caremark Rx, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caremark Rx, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the financial statements, in 1998 and 1997 the Company changed its method of accounting for start-up costs and process reengineering costs respectively.

                                                    Ernst & Young LLP

Birmingham, Alabama
February 10, 2000, except for Note 15
as to which the date is March 6, 2000

                               CAREMARK RX, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $     6,797   $    23,100
  Accounts receivable, less allowances for bad debts of
     $14,146 in 1999 and $11,136 in 1998....................      229,332       185,719
  Inventories...............................................      159,031       171,739
  Prepaid expenses and other current assets.................       14,880        11,513
  Current assets of discontinued operations.................      124,616       793,495
                                                              -----------   -----------
          Total current assets..............................      534,656     1,185,566
Property and equipment, net.................................      108,168       115,835
Intangible assets, net......................................       41,080        27,463
Other assets................................................       54,089        51,272
Non current assets of discontinued operations...............       32,853       481,970
                                                              -----------   -----------
          Total assets......................................  $   770,846   $ 1,862,106
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $   275,119   $   215,861
  Other accrued expenses and liabilities....................      162,768       297,265
  Income tax payable........................................        6,978         9,480
  Current portion of long-term debt.........................       19,371           207
  Current liabilities of discontinued operations............       99,170       577,642
                                                              -----------   -----------
          Total current liabilities.........................      563,406     1,100,455
Long-term debt, net of current portion......................    1,230,025     1,735,096
Other long-term liabilities.................................       46,453        61,954
Long-term liabilities of discontinued operations............       12,437       108,774
                                                              -----------   -----------
          Total liabilities.................................    1,852,321     3,006,279
Contingencies (Note 13)
Convertible preferred securities............................      200,000            --
Stockholders' deficit:
  Common stock, $.001 par value; 400,000 shares authorized,
     issued -- 199,523 in 1999 and 199,032 in 1998..........          200           199
  Additional paid-in capital................................      952,432       954,420
  Shares held in trust, 8,383 in 1999 and 8,838 in 1998.....     (135,141)     (142,477)
  Accumulated deficit.......................................   (2,098,966)   (1,956,315)
                                                              -----------   -----------
          Total stockholders' deficit.......................   (1,281,475)   (1,144,173)
                                                              -----------   -----------
          Total liabilities and stockholders' deficit.......  $   770,846   $ 1,862,106
                                                              ===========   ===========

          See accompanying Notes to Consolidated Financial Statements.

                               CAREMARK RX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                            -------------------------------------
                                                               1999         1998          1997
                                                            ----------   -----------   ----------
                                                                       (IN THOUSANDS)
Net revenue...............................................  $3,307,806   $ 2,634,017   $2,363,404
Operating expenses:
  Cost of revenues........................................   3,005,918     2,383,666    2,153,005
  Selling, general and administrative.....................     100,403        87,721       85,593
  Depreciation and amortization...........................      22,095        18,944       21,771
  Net interest expense....................................     115,292        84,574       29,687
  Special charges.........................................          --         9,500       10,610
                                                            ----------   -----------   ----------
     Income from continuing operations before income
       taxes..............................................      64,098        49,612       62,738
Income tax expense........................................       4,952        18,852       24,689
                                                            ----------   -----------   ----------
Income from continuing operations before preferred
  security dividends......................................      59,146        30,760       38,049
Preferred security dividends..............................       3,255            --           --
                                                            ----------   -----------   ----------
Income from continuing operations available to common
  stockholders............................................      55,891        30,760       38,049
Discontinued operations:
  Loss from discontinued operations, net of tax expense
     (benefit) of $243,977 and ($154,081) in 1998 and
     1997, respectively (Note 2)..........................    (199,310)   (1,284,878)    (832,775)
Cumulative effect of a change in accounting principle, net
  of tax benefit of ($3,890) in 1998 and ($15,792) in
  1997....................................................          --        (6,348)     (25,889)
                                                            ----------   -----------   ----------
Net loss available to common stockholders.................  $ (143,419)  $(1,260,466)  $ (820,615)
                                                            ==========   ===========   ==========
Earnings (loss) per common share outstanding:
  Income from continuing operations available to common
     stockholders.........................................  $     0.29   $      0.16   $     0.20
  Loss from discontinued operations.......................       (1.04)        (6.79)       (4.48)
  Cumulative effect of a change in accounting principle...          --         (0.03)       (0.14)
                                                            ----------   -----------   ----------
Net loss available to common stockholders.................  $    (0.75)  $     (6.66)  $    (4.42)
                                                            ==========   ===========   ==========
Weighted average common shares outstanding................     190,734       189,327      185,830
Diluted earnings (loss) per common share outstanding:
  Income from continuing operations available to common
     stockholders.........................................  $     0.29   $      0.16   $     0.20
  Loss from discontinued operations.......................       (1.03)        (6.77)       (4.39)
  Cumulative effect of a change in accounting principle...          --         (0.03)       (0.14)
                                                            ----------   -----------   ----------
Net loss available to common stockholders.................  $    (0.74)  $     (6.64)  $    (4.33)
                                                            ==========   ===========   ==========
Weighted average common and dilutive shares outstanding...     194,950       189,927      189,573

          See accompanying Notes to Consolidated Financial Statements.

                               CAREMARK RX, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              1999          1998         1997
                                                           -----------   -----------   ---------
                                                                      (IN THOUSANDS)
Common Stock:
  Balance, beginning of year.............................  $       199   $       198   $     184
  Common stock issued and capital contributions..........           --            --           7
  Exercise of stock options..............................            1            --          --
  Stock issued in connection with acquisitions...........           --             1           7
                                                           -----------   -----------   ---------
  Balance, end of year...................................          200           199         198
Additional Paid-In Capital:
  Balance, beginning of year.............................      954,420       937,233     855,162
  Beginning balance of immaterial poolings of interests
     entities............................................           --            --       2,396
  Exercise of stock options..............................        1,853         5,096      75,964
  Stock issued from shares held in trust in connection
     with the Employee Stock Purchase Plan...............       (3,669)       (4,177)         --
  Stock issued in connection with acquisitions...........           --        16,541      23,466
  Issuance costs and present value of yield enhancement
     payments payable to holders of Threshold
     Appreciation Price Securities.......................           --            --     (20,417)
  Other..................................................         (172)         (273)        662
                                                           -----------   -----------   ---------
  Balance, end of year...................................      952,432       954,420     937,233
Shares Held In Trust:
  Balance, beginning of year.............................     (142,477)     (150,200)   (150,200)
  Shares issued for Employee Stock Purchase Plan.........        7,336         7,723          --
                                                           -----------   -----------   ---------
  Balance, end of year...................................     (135,141)     (142,477)   (150,200)
Retained Earnings (Deficit):
  Balance, beginning of year.............................   (1,956,315)     (695,010)    133,927
  Beginning balance of immaterial poolings of interests
     entities............................................           --            --      (3,287)
  Preferred security dividend............................       (3,255)           --          --
  Comprehensive Income (Loss)
     Net loss............................................     (140,164)   (1,260,466)   (820,615)
     Other comprehensive income -- unrealized gain (loss)
       on marketable equity securities, net of taxes               768          (839)     (5,035)
                                                           -----------   -----------   ---------
     Total comprehensive loss............................     (139,396)   (1,261,305)   (825,650)
                                                           -----------   -----------   ---------
  Balance, end of year...................................   (2,098,966)   (1,956,315)   (695,010)
                                                           -----------   -----------   ---------
          Total stockholders' equity (deficit)...........  $(1,281,475)  $(1,144,173)  $  92,221
                                                           ===========   ===========   =========
Accumulated Other Comprehensive Income:
  Beginning balance......................................  $    (5,874)  $    (5,035)  $      --
  Other comprehensive income (loss)
Unrealized gain (loss) on marketable equity securities...          768          (839)     (5,035)
                                                           -----------   -----------   ---------
  Ending balance.........................................  $    (5,106)  $    (5,874)  $  (5,035)
                                                           ===========   ===========   =========

          See accompanying Notes to Consolidated Financial Statements.

                               CAREMARK RX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1999         1998         1997
                                                              ---------   -----------   ---------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss available to common stockholders.................  $(143,419)  $(1,260,466)  $(820,615)
  Adjustments for non-cash items:
    Net loss from discontinued operations...................    199,310     1,284,878     832,775
    Preferred security dividends............................      3,255            --          --
    Cumulative effect of change in accounting principle, net
       of taxes.............................................         --         6,348      25,889
    Special charges.........................................         --         9,500      10,610
    Depreciation and amortization...........................     22,095        18,944      21,771
    Deferred tax expense (benefit)..........................         --        18,852        (219)
    Non-cash interest expense...............................      6,108         5,778       2,518
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (68,003)       23,897     (52,461)
    Inventories.............................................     16,462       (33,504)     (9,777)
    Accounts payable........................................     58,888        23,353      (7,580)
    Other...................................................     (8,469)      (13,660)     89,682
                                                              ---------   -----------   ---------
       Net cash and cash equivalents provided by continuing
         operations.........................................     86,227        83,920      92,593
Investing activities:
  Cash paid for merger expense..............................         --            --     (34,158)
  Additions to intangibles..................................         --            --        (205)
  Cash used to fund acquisitions............................    (13,219)           --          --
  Purchase of property and equipment........................    (20,350)      (28,661)    (18,567)
  Proceeds from sale of property and equipment..............         --         8,523          --
                                                              ---------   -----------   ---------
    Net cash and cash equivalents used in investing
       activities...........................................    (33,569)      (20,138)    (52,930)
Financing activities:
  Common stock issued and capital contributions.............      2,744         8,369      76,588
  Issuance costs related to debt financing..................     (3,424)       (6,100)    (20,579)
  Net borrowings (repayments) under Credit Facility.........   (485,504)      340,399     311,500
  Proceeds from issuance of senior subordinated notes.......         --            --     420,000
  Net proceeds from issuance of convertible preferred
    securities..............................................    192,128            --          --
  Accounts receivable securitization........................     24,390            --          --
  Net repayment of other debt...............................       (403)         (408)     (3,717)
                                                              ---------   -----------   ---------
    Net cash and cash equivalents provided by (used in)
       financing activities.................................   (270,069)      342,260     783,792
Cash paid for special charges...............................     (5,040)       (5,670)         --
Discontinued operations:
  Operating activities......................................   (271,236)     (246,437)   (172,225)
  Investing activities......................................    497,170      (280,708)   (606,974)
  Financing activities......................................    (19,786)       40,775     (47,950)
                                                              ---------   -----------   ---------
    Cash provided by (used in) by discontinued operations...    206,148      (486,370)   (827,149)
                                                              ---------   -----------   ---------
  Net increase (decrease) in cash and cash equivalents......    (16,303)      (85,998)     (3,694)
  Cash and cash equivalents at beginning of year............     23,100       109,098     112,792
                                                              ---------   -----------   ---------
  Cash and cash equivalents at end of year..................  $   6,797   $    23,100   $ 109,098
                                                              =========   ===========   =========
Supplemental disclosure of cash flow information
  Cash paid (received) during the period, including amounts
    related to discontinued operations, for:
    Interest................................................  $ 112,127   $   128,444   $  62,175
                                                              =========   ===========   =========
    Income taxes............................................  $   8,441          (393)      4,513
                                                              =========   ===========   =========

          See accompanying Notes to Consolidated Financial Statements.

                               CAREMARK RX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. ACCOUNTING POLICIES

     Caremark Rx, Inc., a Delaware Corporation ("Caremark Rx" or the "Company"), is one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $3.3 billion for 1999. The Company's operations are conducted through Caremark Inc. ("Caremark"), which provides pharmacy benefit management services and therapeutic pharmaceutical services. These services are sold separately and together to assist corporations, insurance companies, unions, government employee groups and managed care organizations throughout the United States in delivering prescription drugs to their members in a cost-effective manner.

     The Company is a pharmacy benefit management ("PBM") company. Pharmacy benefit management involves the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. The Company dispenses prescription drugs to patients through a network of more than 50,000 retail pharmacies (substantially all retail pharmacies in the United States) and through three wholly-owned and operated mail service pharmacies. During 1999, the Company dispensed approximately 12.2 million prescriptions through its mail service pharmacies and processed approximately 38.5 million retail prescriptions.

     The Company provides therapeutic pharmaceutical services for patients with high cost chronic illnesses, genetic disorders, and other conditions in an effort to improve outcomes for patients and to lower costs of care. The Company designs, develops and manages comprehensive programs including drug therapy, physician support and patient education. The Company provides drug therapies and services to patients with such conditions as hemophilia, growth disorders, immune deficiencies, cystic fibrosis, multiple sclerosis and respiratory difficulties. Treatments for these conditions generally involve high cost, injectable biotechnology drugs. The Company owns and operates a national network of 23 specialty pharmacies, 22 of which are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). During 2000, the Company plans to phase out five of the accredited pharmacies as part of its continuing efficiency efforts. As of December 31, 1999, the Company provided specialty therapies and services for approximately 32,300 patients.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements conform to accounting principles generally accepted in the United States, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts of all cash and cash equivalents approximate fair value. Certain cash balances expected to be sold with the discontinued operations have been classified with the net assets of discontinued operations, including approximately $28.1 million related to MedPartners Provider Network, Inc. ("MPN").

MARKETABLE SECURITIES

     The Company's investments have been classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as other comprehensive income

                               CAREMARK RX, INC.

in stockholders' equity unless a decline in value is judged other than temporary. When this is the case, unrealized losses are reflected in the results of operations. The cost of securities sold is based on the specific identification method.

TRADE RECEIVABLE SECURITIZATION

     Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") requires the Company to allocate the carrying amount of its trade receivables sold among the residual interest, servicing rights retained and interest sold, based on their relative fair values. Gain or loss on sale of receivables depends in part on the previous carrying amount of retained interest, allocated in proportion to their fair value. Fair values were estimated using the present value of future cash flows. Discount rates used are commensurate with the risk associated with the retained interest.

INVENTORIES

     Inventories, which are primarily finished goods, consist of pharmaceutical drugs, medical equipment and supplies and are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the underlying leases. Estimated useful lives range from 3 to 10 years for equipment and computer software, 10 to 20 years for leasehold improvements and 10 to 40 years for buildings and improvements based on type and condition of assets.

INTANGIBLE ASSETS

     Intangible assets are primarily composed of costs associated with obtaining long-term financing and amounts related to the September 1999 acquisition of Direct Scripts, Inc., which are being amortized over a period of five years. The costs associated with obtaining long-term financing are being amortized and included in interest expense systematically over the terms of the related debt agreements.

REVENUE RECOGNITION

     Revenues from the dispensing of pharmaceuticals from the Company's mail service pharmacies are recognized when each prescription is shipped. Revenues from sales of prescription drugs by pharmacies in the Company's nationwide network and administrative fees are recognized when the claims are adjudicated. At the points-of-sale, the pharmacy claims are adjudicated using the Company's on-line claims processing system. Net revenues from the dispensing of pharmaceuticals generally include (i) payments to the Company from customers based on the cost of the pharmaceuticals dispensed to their members and administrative fees or (ii) agreed upon payments to the Company from customers based upon the type of pharmaceutical dispensed to their members. Revenues from certain disease management and health benefit management products are reimbursed at predetermined contractual rates based on the achievement of certain milestones.

RECLASSIFICATIONS

     Certain prior-year balances have been reclassified to conform with the current year's presentation. Such reclassifications had no material effect on the previously reported consolidated financial position, results of operations or cash flows of the Company.

                               CAREMARK RX, INC.

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

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, and was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. This statement requires all derivatives to be recorded on the balance sheet at fair market value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company currently does not have any derivative instruments and is not involved in hedging activities and therefore does not expect the Statement to have an impact on its results of operations or financial position.

2. DISCONTINUED OPERATIONS

     On November 11, 1998, the Company announced that Caremark, which includes the PBM business, would become its core operating unit. The Company also announced its intent to divest its Physician Practice Management ("PPM") and contract services businesses. As a result, in 1998 the Company restated its prior period financial statements to reflect the appropriate accounting for these businesses, as well as the international operations sold during 1998, as discontinued operations.

                               CAREMARK RX, INC.

     The operating results of these discontinued operations are summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                      1999         1998          1997
                                                    ---------   -----------   ----------
                                                               (IN THOUSANDS)
Net revenue.......................................  $      --   $ 4,369,536   $3,967,747
Operating expenses................................         --     4,488,771    4,259,128
Merger expenses...................................         --            --       59,434
Restructuring charges.............................         --        65,675      636,041
                                                    ---------   -----------   ----------
  Loss from operations before income taxes........         --      (184,910)    (986,856)
Income tax expense (benefit)......................         --        34,453     (154,081)
                                                    ---------   -----------   ----------
  Loss from operations............................         --      (219,363)    (832,775)
Estimated loss on disposal........................   (199,310)     (855,991)          --
Income tax expense................................         --       209,524           --
                                                    ---------   -----------   ----------
Net loss on disposal..............................   (199,310)   (1,065,515)          --
                                                    ---------   -----------   ----------
          Total loss on discontinued operations...  $(199,310)  $(1,284,878)  $ (832,775)
                                                    =========   ===========   ==========

YEAR ENDED DECEMBER 31, 1999

     Discontinued operations loss for the year ended December 31, 1999 consists of a charge of $199.3 million related to the net loss on the disposal of the PPM operations. This charge is an adjustment to the $1.1 billion charge recorded in the fourth quarter of 1998. The 1999 charge includes a $119.9 million adjustment to the impairment and write-off of intangibles and other PPM assets, an adjustment to the estimated costs to exit the PPM operations of approximately $73.6 million, and an adjustment of approximately $5.8 million related to the gain on the sale of the contract services business. These amounts are estimates. The actual results could differ from those outlined above. For the year ended December 31, 1999, the Company's discontinued operations had net revenue of approximately $1.4 billion and an operating loss of approximately $165.0 million. The Company received net cash proceeds of $324.4 million and $316.8 million during 1999 from the sales of the PPM and contract services businesses, respectively.

YEAR ENDED DECEMBER 31, 1998

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

YEAR ENDED DECEMBER 31, 1997

     The discontinued operations loss for the year ended December 31, 1997, includes losses from the operation of the PPM, contract services and international businesses. The most significant component of these losses is a restructuring and impairment charge of $636.0 million that was taken in the fourth quarter of 1997. This charge primarily relates to the restructuring and impairment of selected assets of certain clinic operations within the PPM business and includes goodwill impairment and other asset write downs. Of the total charge,

                               CAREMARK RX, INC.

approximately $552.4 million relates to the impairment of goodwill. The remaining $83.6 million relates to the severance of approximately 600 employees and 114 physicians, leases, the write down of various assets and other exit costs. Also included in the discontinued operations loss are merger charges of $59.4 million which relate primarily to the acquisition of InPhyNet Medical Management, Inc.

     In July 1997, the parties to the litigation related to the April 1995 sale of Caremark's home infusion therapy business to Coram Healthcare Corporation announced that a settlement had been reached pursuant to which Caremark International Inc. ("CII") returned for cancellation all of the securities issued in connection with an acquisition and paid the party $45 million in cash. The settlement agreement also provided for the termination and resolution of all disputes and issues between the parties and for the exchange of mutual releases. The settlement resulted in a 1997 after-tax charge from discontinued operations of approximately $75.4 million.

STATUS AS OF DECEMBER 31, 1999

     Through December 31, 1999, the Company has divested all its contract services operations, all its California PPM operations (see discussion of MPN below) and all but four of its PPM clinics. The Company expects to sell the four remaining clinics in the first half of 2000, and to pay out substantially all remaining exit costs by the end of 2000.

     The Company's California PPM operations included MPN, a wholly-owned subsidiary of the Company and a healthcare service plan licensed under the Knox-Keene Health Care Service Plan Act of 1975. In March 1999, the California Department of Corporations (the "DOC") appointed a conservator and assumed control of the business operations of MPN. The conservator, purportedly on behalf of MPN, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The Company judicially challenged the authority of both the DOC and the conservator to take these actions in both the California Superior Court and in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court").

     On April 9, 1999, the Company, MPN and representatives of the State of California (the "State") reached an agreement in principle to settle the disputes relating to MPN. At a hearing held on July 19, 1999, the Bankruptcy Court approved the Settlement Agreement. In addition, as contemplated by and provided for in the Settlement Agreement, during the course of MPN's Chapter 11 case, the Bankruptcy Court has approved MPN's consent to and/or participation in a series of transactions implementing the Company's disposition of its PPM assets as they related to MPN's operations. The last such transaction involving MPN was approved by the Bankruptcy Court at a hearing held on August 10, 1999.

     Among other things, the Settlement Agreement provided for execution by the Company and various of its subsidiaries, MPN, certain managed physician practices and various health plans of a supplemental agreement (the "Supplemental Plan Agreement") whereby (1) the parties to the Supplemental Plan Agreement would agree to subordinate, waive and/or release various claims against one another on the terms and conditions set forth therein, and (2) the health plans would agree to support the Chapter 11 plan of reorganization (the "Plan of Reorganization") to be filed by MPN consistent with both the Settlement Agreement and the Supplemental Plan Agreement. The Supplemental Plan Agreement was executed as of December 10, 1999 and approved by the Bankruptcy Court following a hearing on February 7, 2000, subject to certain conditions being met by March 31, 2000 unless extended by order of the court.

     Both the Settlement Agreement and the Supplemental Plan Agreement contemplate that MPN will pursue Bankruptcy Court approval of the Plan of Reorganization. MPN filed an initial draft of the Plan of Reorganization on November 5, 1999. Following execution of the Supplemental Plan Agreement and further negotiations with parties in interest in MPN's bankruptcy case, an amended Plan of Reorganization, accompanied by a revised disclosure statement to accompany that plan, was filed with the Bankruptcy Court on February 3, 2000. The Plan of Reorganization continues to be the subject of ongoing negotiations involving

                               CAREMARK RX, INC.

MPN, the Company and parties in interest in MPN's bankruptcy case. Neither the disclosure statement nor the Plan of Reorganization has yet been approved by the Bankruptcy Court.

OTHER ITEMS

     The net assets of discontinued operations as of December 31, 1999 primarily relate to the liquidation of working capital items (i.e. accounts receivable, claims liabilities, etc.), the Company's retained interest in the recapitalized Team Health Company and estimated remaining sales proceeds.

     The Company retained numerous operating leases, primarily for administrative and office space, related to its discontinued operations. As of December 31, 1999, the cumulative gross rents related to such leases were approximately $224 million, with assignments or sublease arrangements of approximately $133 million in place. The Company estimates, based upon market conditions, that approximately $19 million in costs will be incurred to terminate these leases or sublet these facilities, and has included this amount in its charge for discontinued operations.

     Included in the balance sheet line "Other accrued expenses and liabilities" at December 31, 1999 are reserves related to discontinued operations of approximately $50.4 million. These reserves relate primarily to the estimated costs to exit the PPM business.

     Non-cash financing activities for discontinued operations included the issuance of $15.6 million and $23.5 million of stock for acquisitions in 1998 and 1997, respectively. Cash paid for acquisitions in these discontinued operations was $146.4 million and $415.3 million for the years ended December 31, 1998 and 1997, respectively.

     Net interest expense allocated to discontinued operations was $6.9, $32.3 and $28.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Interest was allocated to discontinued operations based on the guidance in EITF 87-24-Allocation of Interest to Discontinued Operations ("EITF 87-24").

3. FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, investments in marketable and non-marketable securities and debt obligations. The carrying value of marketable and non-marketable securities, which approximated fair value, are not material. The carrying value of debt obligations was $870.0 million at December 31, 1999 and 1998. The fair value of these obligations approximated $772.2 and $737.8 million at December 31, 1999 and 1998, respectively. The fair value of marketable securities is determined using market quotes and rates. The fair value of non-marketable securities are estimated based on information provided by these companies. The fair value of long-term debt has been estimated using market quotes.

4. TRADE RECEIVABLE SECURITIZATION

     In December 1998, the Company sold certain of its PBM trade accounts receivable to a qualifying special purpose entity, ("QSPE") in a securitization transaction. The initial transaction resulted in a loss of $6.1 million, of which $3.3 million relates to transaction costs. Ongoing sales of receivables during 1999 resulted in additional expenses being recognized of $6.2 million which have been classified as interest expense in the Company's Consolidated Financial Statements. The Company retained servicing responsibilities and subordinated interest. For the servicing responsibilities, the Company is paid 1% based on the amount of receivables serviced. The contractual servicing fees received by the Company are considered adequate compensation for services rendered and accordingly, no asset or liability has been recorded. As additional credit enhancement under the agreement, the Company is required to maintain a $20 million net equity balance within the QSPE for the term of the structure (approximately one year) for capital purposes.

                               CAREMARK RX, INC.

     As of December 31, 1999 and 1998, the Company had securitized approximately $100 million and $75 million in trade accounts receivable, respectively.

     Activity in retained interest in trade receivable securitizations was as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                  1999         1998
                                                              ------------   ---------
                                                                   (IN THOUSANDS)
Balance at the beginning of the year........................  $    78,725    $     --
  Additions.................................................    1,277,866     149,327
  Accretion.................................................       (1,420)       (129)
  Excess cash flow received on retained interest............   (1,272,323)    (70,473)
                                                              -----------    --------
Balance at end of the year..................................  $    82,848    $ 78,725
                                                              ===========    ========

     The components of retained interest in the trade receivable securitization was as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Subordinated interest.......................................  $64,268   $60,274
Fair value of restricted capital............................   20,000    18,580
                                                              -------   -------
                                                              $84,268   $78,854
                                                              =======   =======

5. INTANGIBLE ASSETS

     Net intangible assets totaled $41.1 million and $27.5 million at December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, accumulated amortization totaled $15.5 million and $11.8 million, respectively. Debt issuance costs and amounts related to the September 1999 acquisition of Direct Scripts, Inc. represent the primary components of intangible assets. The portion of amortization expense related to debt issuance costs has been classified as interest expense. The amount classified as interest expense was $6.1 million, $5.8 million, and $2.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. Amortization expense net of amounts classified as interest expense for the years ended December 31, 1999, 1998 and 1997 was $0.9 million, $0.5 million and $3.6 million, respectively.

6. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $     78   $     79
Buildings and leasehold improvements........................    25,515     27,417
Equipment and computer software.............................   143,725    143,345
Construction in progress....................................    19,308     19,284
                                                              --------   --------
                                                               188,626    190,125
Less accumulated depreciation and amortization..............   (80,458)   (74,290)
                                                              --------   --------
                                                              $108,168   $115,835
                                                              ========   ========

     Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $21.2 million, $18.4 million and $18.2 million, respectively.

                               CAREMARK RX, INC.

7. LONG-TERM DEBT AND OPERATING LEASES

     Long-term debt consisted of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Advances under Credit Facility, due 2001....................  $  379,396   $  864,900
Senior notes with interest at 7 3/8%, interest only paid
  semi-annually, due in 2006................................     450,000      450,000
Senior subordinated notes with interest at 6 7/8%, interest
  only paid semi-annually, due in 2000......................     420,000      420,000
Other long-term notes payable...............................          --          403
                                                              ----------   ----------
                                                               1,249,396    1,735,303
Less current portion of long-term debt......................     (19,371)        (207)
                                                              ----------   ----------
                                                              $1,230,025   $1,735,096
                                                              ==========   ==========

     Credit Facility. The Company has a credit facility with Bank of America, N.A. (formerly NationsBank N.A.), as administrative agent. The Company has pledged the capital stock of CII, which owns Caremark, as security for amounts outstanding. The credit facility is guaranteed by the Company's material subsidiaries and matures in June 2001. The credit facility consists of the following:

     - An amortizing tranche A term loan with $53.3 million outstanding at December 31, 1999. Quarterly principal payments on this term loan began in November 1999. Accordingly, the portion of this debt due within the next twelve months has been classified as short-term.

     - A non-amortizing tranche B term loan with $58.1 million outstanding at December 31, 1999.

     - A revolving credit facility in an aggregate principal amount of up to $400 million. At December 31, 1999, the Company had $268.0 million in borrowings and $21.0 million in letters of credit under the revolving credit facility, and had $25.0 million reserved for a letter of credit with regard to the funding obligations under its June 1999 settlement with the State of California discussed in Note 2 "Discontinued Operations". Net of these amounts, the Company had $86.0 million available for borrowing under the credit facility as of December 31, 1999.

     The credit facility indebtedness currently bears interest at variable rates based on LIBOR, plus varying margins. At the Company's option, or upon certain defaults or other events, credit facility indebtedness may instead bear interest based on the prime rate plus varying margins.

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

     The Company is also required to repay the term loans ratably under the credit facility with 100% of the net cash proceeds received from certain issuances of equity or debt or extraordinary receipts, and with 50% of the excess cash flow (as defined) for each fiscal year. On September 14, 1999, the Company amended the credit facility to, among other things, permit the application of only $80 million of the net proceeds from the Company's 7% Share Preference Redeemable Securities ("SPURS" or "Convertible Preferred Securities") to the term loans.

                               CAREMARK RX, INC.

     In November 1999, the Company entered into an amendment to its credit facility which allowed for the modification of certain financial covenants to reflect, among other things, the completion of the Convertible Preferred Securities offering.

     The credit facility contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidation, dispose of assets, make investments, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions, and change its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions, defaults for any material judgment or change in control, and defaults relating to liabilities arising from the Company making additional investments in its California PPM business.

     Senior Notes. The Senior Notes have an outstanding principal balance of $450 million, bear interest at 7 3/8% and mature October 8, 2006. Interest on the notes is payable semi-annually on April 1 and October 1 of each year. The notes are not redeemable by the Company prior to maturity and are not entitled to the benefit of any mandatory sinking fund. The notes are general unsecured obligations of the Company, ranking senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future unsubordinated and unsecured obligations of the Company. Net proceeds from the note offering were used to reduce amounts under the credit facility.

     Senior Subordinated Notes. The Company's long-term debt includes $420 million for the Senior Subordinated Notes, due September 1, 2000. These three year notes carry a coupon rate of 6 7/8%. Interest on the notes is payable semi-annually on March 1 and September 1 of each year. The notes are not redeemable by the Company prior to maturity and are not entitled to the benefit of any mandatory sinking fund. The notes are general unsecured obligations of the Company ranking junior in right of payment to all existing and future senior debt of the Company. Net proceeds from the offering were used to reduce indebtedness then outstanding. The Threshold Appreciation Price Securities ("TAPS") securities, which mature August 31, 2000, will result in the Company issuing approximately 21.7 million shares of stock to the TAPS holders, in exchange for $481.4 million of cash. The proceeds from the TAPS will be used to retire the Senior Subordinated Notes. The remaining proceeds must be ratably applied against the term loans under the terms of the credit facility.

     The Company currently is party to litigation relating to its TAPS securities, alleging that events have occurred that entitle the TAPS holders to terminate their obligations to purchase the Company's common stock in August 2000 and that entitle the TAPS holders to receive the $481.4 million of U.S. Treasury Notes held under the TAPS arrangements to secure those obligations. Any adverse determination in this litigation would materially adversely affect the Company's liquidity position, including its ability to repay the Senior Subordinated Notes due September 1, 2000. See Note 13 "Contingencies" for further discussion of the TAPS litigation.

                               CAREMARK RX, INC.

     Other Debt Information. The following is a schedule of principal maturities of long-term debt as of December 31, 1999:

                                                              (IN THOUSANDS)
                                                              --------------
Debt to be paid with proceeds from TAPS securities in
  2000......................................................   $   481,000
2000........................................................        19,371
2001........................................................       299,025
2002........................................................            --
2003........................................................            --
2004........................................................            --
Thereafter..................................................       450,000
                                                               -----------
          Total.............................................   $ 1,249,396
                                                               ===========

     Interest expense totaled $116.4, $90.8 and $32.3 million in 1999, 1998 and 1997, respectively. Interest income totaled $1.1, $6.2 and $2.6 million in 1999, 1998 and 1997, respectively. These amounts exclude net interest expense allocated to discontinued operations of $6.9, $32.3 and $28.6 million for the years ended December 31, 1999, 1998 and 1997 respectively. Cash paid for interest expense relating to continuing operations was $112.1, $96.1 and $33.6 million in 1999, 1998 and 1997, respectively.

     Operating Leases. Operating leases generally consist of short-term lease agreements for professional and administrative office space. These leases generally have five-year terms with renewal options. Lease expense from continuing operations for the years ended December 31, 1999, 1998 and 1997 was $16.9 million, $16.9 million, and $10.5 respectively. The following is a schedule of future minimum lease payments under noncancelable operating leases, excluding discontinued operations lease obligations, as of December 31, 1999:

                                                              (IN THOUSANDS)
                                                              --------------
2000........................................................     $  9,096
2001........................................................        8,136
2002........................................................        7,942
2003........................................................        7,861
2004........................................................        6,635
Thereafter..................................................       20,756
                                                                 --------
          Total.............................................     $ 60,426
                                                                 ========

8. CAPITALIZATION

     Convertible Preferred Securities. In September 1999, the Company privately placed $200 million of Convertible Preferred Securities. The Convertible Preferred Securities mature in the year 2029, but are redeemable prior to maturity at the option of the Company beginning October 15, 2002, at prices ranging from $50.00 to $52.00 plus accumulated and unpaid interest per Convertible Preferred Security. Each Convertible Preferred Security is convertible at the option of the holder into shares of Common Stock at a conversion rate of 6.7125 shares of Common Stock for each Convertible Preferred Security (equivalent to a conversion price of $7.4488 per share of Common Stock.) Dividends on the Convertible Preferred Securities will be payable at an annual rate of 7% of the liquidation amount of $50 per Convertible Preferred Security, and will be payable quarterly in arrears on January 1, April 1, July 1 and October 1 each year, beginning January 1, 2000. Dividends on the Convertible Preferred Securities may be deferred by the Company for up to 20 consecutive quarters. The Company has no intention at the present time to defer the payment of the dividends.

     TAPS. In September 1997, the Company issued 21.7 million 6.50% TAPS with a stated amount of $22.1875 per security. Each TAPS consists of (i) a stock purchase contract which obligates the holder to

                               CAREMARK RX, INC.

purchase common stock from the Company on the final settlement date (August 31, 2000) and (ii) 6.25% U.S. Treasury Notes due August 31, 2000. Under each stock purchase contract the Company is obligated to sell, and the TAPS holder is obligated to purchase, on August 31, 2000, between 0.8197 of a share and one share of the Company's common stock. The exact number of common shares to be sold is dependent on the market value of the Company's common shares in August 2000. The number of shares issued by the Company in conjunction with these securities will not be more than approximately 21.7 million or less than approximately 17.8 million (subject to certain anti-dilution adjustments). The Treasury Notes forming a part of the TAPS have been pledged to secure the obligations of the TAPS holders under the purchase contracts. Pursuant to the TAPS, TAPS holders receive payments equal to 6.50% of the stated amount per annum consisting of interest on the Treasury Notes at the rate of 6.25% per annum and yield enhancement payments payable semi-annually by the Company at the rate of 0.25% of the stated amount per annum. Additional paid-in capital has been reduced by approximately $20.4 million for issuance costs and the present value of the annual 0.25% yield enhancement payments payable to the holders of the TAPS. These securities are not included on the Company's balance sheet; an increase in stockholders' equity would be reflected upon receipt by the Company of cash proceeds of $481.4 million on August 31, 2000 from the issuance of the Company's common stock pursuant to the TAPS. See Note 13 "Contingencies" for further discussion of the TAPS litigation.

     Earnings (Loss) Per Share. The earnings (loss) per common share outstanding computation is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. The weighted average common and dilutive shares outstanding for the years ended December 31, 1999, 1998 and 1997 of 195.0 million, 189.9 million and 189.6 million, respectively, include 4.2 million, 0.6 million, and 3.7 million for each respective year of common shares issuable on exercise of certain stock options. The Convertible Preferred Securities issued in September 1999 are anti-dilutive and are therefore not included in the dilutive shares outstanding for the year ended December 31, 1999.

     Preferred Stock. The Company's Third Restated Certificate of Incorporation provides that the Company may issue 9.5 million shares of Preferred Stock, par value $0.001 per share, 0.5 million shares of Series C Junior Participating Preferred Stock, par value $0.001 per share, and 400 million shares of Common Stock, par value $0.001 per share. As of December 31, 1999, no shares of the preferred stock were outstanding.

     Employee Stock Purchase Plan. The Company's employee stock purchase plan permits all employees who have been employed for at least sixty consecutive days to purchase common stock of the Company through a payroll deduction plan. Employees may contribute between $5.00 and $800.00 per pay period to the plan. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last business day of each quarter. The plan results in no compensation expense to the Company.

9. INCOME TAX EXPENSE

     At December 31, 1999, the Company had a cumulative net operating loss ("NOL") carry forward for federal income tax purposes of approximately $2.3 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, the net operating loss carry forwards will expire on various dates through 2019. Approximately two-thirds of the net operating loss carryforwards expire in 2018 and 2019.

                               CAREMARK RX, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  NOL carryforward..........................................  $ 914,390   $ 283,324
  Alternative minimum tax credit carryforward...............     20,195      20,195
  Discontinued operations write down........................     16,741     344,008
  Merger/acquisition costs..................................         --      14,379
  Bad debts.................................................      3,825      29,075
  Restructuring.............................................      6,141      64,154
  Malpractice...............................................      5,607      21,924
  Goodwill amortization.....................................         --     104,151
  Accrued vacation..........................................        428       9,112
  Other.....................................................     23,584      29,138
                                                              ---------   ---------
Gross deferred tax assets...................................    990,911     919,460
Valuation allowance for deferred tax assets.................   (910,311)   (736,032)
                                                              ---------   ---------
                                                                 80,600     183,428
Deferred tax liabilities
  Excess tax depreciation...................................     15,951      22,645
  Other amortization........................................     17,434      66,093
  Other long term reserves..................................     21,349      19,183
  State taxes...............................................     12,855      27,036
  Purchase reserves.........................................         --      18,084
  Change in accounting method...............................         --         725
  Prepaid expenses..........................................         --       5,190
  Shared risk receivable....................................         --       3,952
  Other.....................................................     13,011      20,520
                                                              ---------   ---------
Gross deferred tax liabilities..............................     80,600     183,428
                                                              ---------   ---------
Net deferred tax asset......................................  $      --   $      --
                                                              =========   =========

     Because of the uncertainty of the ultimate realization of the net deferred tax asset, the Company has established a valuation allowance for the amount of the asset that is not otherwise used to offset deferred tax liabilities.

                               CAREMARK RX, INC.

     Income tax expense (benefit) on continuing operations is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              1999     1998      1997
                                                             ------   -------   -------
                                                                   (IN THOUSANDS)
Current:
  Federal..................................................  $   --   $    --   $24,179
  State....................................................   4,952        --       729
                                                             ------   -------   -------
                                                              4,952        --    24,908
Deferred:
  Federal..................................................      --    16,562      (193)
  State....................................................      --     2,290       (26)
                                                             ------   -------   -------
                                                                 --    18,852      (219)
                                                             ------   -------   -------
                                                             $4,952   $18,852   $24,689
                                                             ======   =======   =======

     The differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             1999      1998      1997
                                                           --------   -------   -------
                                                                  (IN THOUSANDS)
Federal tax at statutory rate............................  $ 21,295   $17,364   $21,958
Add (deduct):
  State income tax, net of federal tax benefit...........     4,952     1,488       457
  Tax benefit of NOL carryforward........................   (21,295)       --        --
  Other..................................................        --        --     2,274
                                                           --------   -------   -------
                                                           $  4,952   $18,852   $24,689
                                                           ========   =======   =======

     The Internal Revenue Service ("the Service") conducted an examination of the consolidated federal income tax return filed for CII and its affiliated subsidiaries for taxable years ended December 31, 1992 through 1995. On June 30, 1999, the Service issued a tax assessment (plus interest) for the taxable years ended December 31, 1992 through 1995. On September 30, 1999, the Company filed with the Appeals Office of the Service a protest to the assessment appealing the findings of the Service. The Company does not believe that the assessment will have a material adverse effect on the results of operations or financial position of the Company.

10. STOCK BASED COMPENSATION PLANS

     The Company offers participation in stock option plans to certain employees and individuals. Awarded options typically vest and become exercisable in incremental installments over a period of either two or four years and expire no later than ten years and one day from the date of grant. The number of shares authorized under the various plans was approximately 41.1 million as of December 31, 1999.

                               CAREMARK RX, INC.

     The following table summarizes stock option activity for the indicated years:

                                      1999                         1998                         1997
                           --------------------------   --------------------------   --------------------------
                                            WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                             AVERAGE                      AVERAGE                      AVERAGE
                                            EXERCISE                     EXERCISE                     EXERCISE
                              OPTIONS         PRICE        OPTIONS         PRICE        OPTIONS         PRICE
                           --------------   ---------   --------------   ---------   --------------   ---------
                           (IN THOUSANDS)               (IN THOUSANDS)               (IN THOUSANDS)
Outstanding:
  Beginning of year......      30,387        $ 9.69         21,696        $17.50         19,294        $14.69
  Granted................       3,352          4.97         21,820          5.65         10,047         19.02
  Exercised..............        (574)         3.00           (271)         1.81         (6,315)        10.26
  Canceled/expired.......     (16,762)        13.06        (12,858)        14.73         (1,330)        18.05
                              -------                      -------                       ------
  End of year............      16,403          5.56         30,387          9.69         21,696         17.50
                              =======                      =======                       ======
  Exercisable at end of
    year.................      12,685          5.60         10,108          8.99         11,755         15.66
Weighted-average fair
  value of options
  granted during the
  year...................                    $ 4.89                       $ 5.05                       $ 5.23

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                       OPTIONS OUTSTANDING
                        --------------------------------------------------         OPTIONS EXERCISABLE
                                            WEIGHTED-                        -------------------------------
                           OPTIONS           AVERAGE          WEIGHTED-         OPTIONS         WEIGHTED-
                         OUTSTANDING        REMAINING          AVERAGE        EXERCISABLE        AVERAGE
                         AT 12/31/99     CONTRACTUAL LIFE   EXERCISE PRICE    AT 12/31/99     EXERCISE PRICE
                        --------------   ----------------   --------------   --------------   --------------
                        (IN THOUSANDS)       (YEARS)                         (IN THOUSANDS)
Under $3.00...........      3,931              8.65             $ 2.94           2,648            $ 2.95
$3.01-$3.49...........      6,802              8.49               3.25           6,702              3.25
$3.50 and above.......      5,670              8.08              10.16           3,335             12.41

     Pro forma information regarding net income and earnings per share is required by FASB Statement 123 "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method as described in Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                               1999     1998    1997
                                                              ------   ------   -----
Risk-free interest rates....................................   5.465%   5.095%   6.03%
Expected volatility.........................................  4.1393   2.2065   0.396
Expected option lives (years from vest date)................     1.0      1.0     1.0

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

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with Statement 123, the Company's net income (loss) and income
(loss) per share available to common stockholders would have been reduced to pro forma net income (loss) from continuing operations available to common stockholders of $33.9, ($54.2) and ($2.1) million and pro forma net losses available to common stockholders of ($165.4), ($1,345.4) and

                               CAREMARK RX, INC.

($860.7) million for the years ended December 31, 1999, 1998 and 1997, respectively. Per share amounts would have been reduced to pro forma net income
(loss) from continuing operations available to common stockholders of $0.17, ($0.29) and ($0.01) and pro forma net losses per share of ($0.85), ($7.08) and ($4.54) for the years ended December 31, 1999, 1998 and 1997, respectively.

11. SPECIAL CHARGES

     The Company recorded a pre-tax charge during the second quarter of 1998 and fourth quarter of 1997 of $9.5 million and $10.6 million, respectively. These charges related primarily to severance and occupancy costs for excess facilities and certain litigation.

12. RETIREMENT SAVINGS PLAN

     The Company and certain subsidiaries have employee benefit plans to provide retirement, disability and death benefits to substantially all of their employees and affiliates. The plans primarily are defined contribution plans. Effective January 1, 1998, the Board of Directors approved a Retirement Savings Plan for employees and affiliates. The plan is a defined contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Full-time employees and affiliates are eligible to enroll in the plan in the first quarter following two months of service. Individuals on a part-time and per diem basis are eligible to participate in the quarter following completion of one year of service. For employees, the Company makes a matching contribution of 50% of the employee's pre-tax contribution, up to 6% of the employee's compensation, in each calendar year. The various entities that have been acquired or merged into the Company have various retirement plans that will be evaluated for possible termination or incorporation into the Company's plan.

13. CONTINGENCIES

     The Company is party to certain legal actions arising in the ordinary course of business. The Company is named as a defendant in various legal actions arising primarily out of services rendered by physicians and others employed by its managed medical practices, as well as personal injury, contract, and employment disputes. In addition, certain of its managed medical groups are named as defendants in numerous actions alleging medical negligence on the part of their physicians. In certain of these actions, the Company and/or the medical group's insurance carrier has either declined to provide coverage or has provided a defense subject to a reservation of rights. Management does not view any of these actions as likely to result in an uninsured award that would have a material adverse effect on the operating results and financial condition of the Company.

     In June 1995, Caremark and CII agreed to settle an investigation by certain agencies of the United States government (the "Settlement Agreement"). The Settlement Agreement allows Caremark and CII to continue participating in Medicare, Medicaid, and other government healthcare programs. In the Settlement Agreement, Caremark and CII agreed to continue to maintain certain compliance-related oversight procedures until June 15, 2000. Should these oversight procedures reveal credible evidence of legal or regulatory violations, Caremark and CII are required to report such violations to the OIG and DOJ. Caremark and CII are therefore subject to increased regulatory scrutiny and, in the event that either Caremark or CII commits legal or regulatory violations, it may be subject to an increased risk of sanctions or penalties, including disqualification as a provider of Medicare or Medicaid services, which would have a material adverse effect on the operating results and financial condition of the Company.

     In connection with the matters described above relating to the Settlement Agreement, Caremark and CII are the subject of various non-governmental claims and may in the future become subject to additional OIG-related claims. Caremark and CII are the subject of, and may in the future be subjected to, various private suits and claims being asserted in connection with matters relating to the Settlement Agreement by CII's

                               CAREMARK RX, INC.

former stockholders, patients who received healthcare services from CII subsidiaries or affiliates and such patients' insurers. The Company cannot determine at this time what costs or liabilities may be incurred in connection with future disposition of non-governmental claims or litigation.

     In 1993, independent and retail chain pharmacies filed a group of antitrust lawsuits, and a class action lawsuit, against brand name pharmaceutical manufacturers, wholesalers, and PBM companies. Caremark was named as a defendant in these lawsuits in 1994, but was not named in the class action. The lawsuits, filed in federal district courts in at least 38 states, including the United States District Court for the Northern District of Illinois, allege that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the complaining retail pharmacies (approximately 3,900 in number). The complaints charge that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers in violation of the Robinson-Patman Act. Each complaint seeks unspecified treble damages, declaratory and equitable relief and attorney's fees and expenses.

     All of these actions have been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois for coordinated pretrial procedures. In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. On July 1, 1996, the district court directed entry of a partial final order in the class action approving an amended settlement with certain of the pharmaceutical manufacturers. The amended settlement provides for a cash payment by the defendants in the class action (which does not include Caremark) of approximately $351 million to class members in settlement of conspiracy claims as well as a commitment from the settling manufacturers to abide by certain injunctive provisions. All class action claims against non-settling manufacturers as well as all opt out and other claims generally, including all Robinson-Patman Act claims against Caremark, remain unaffected by this settlement, although numerous additional settlements have been reached between a number of the parties to the class and individual manufacturers. The class action conspiracy claims against the remaining defendants were tried in the fall of 1998, and resulted in a judgment by the court at the close of the plaintiffs' case in favor of the remaining defendants. That judgment was affirmed in part and reversed and remanded in part and is currently undergoing further proceedings in the district court and the court of appeals, which may result in a second trial of the class action or its dismissal on the merits. It is expected that trials of the non-class action conspiracy claims brought by opt-out individual plaintiffs under the Sherman Act, to the extent they have not been settled or dismissed, will move forward in 2000 to a decision on summary judgment or to trial and likely will also precede the trial of any Robinson-Patman Act claims.

     In March 1998, a consortium of insurance companies and third-party private payors sued Caremark and CII in the United States District Court for the Northern District of Illinois. The complaint alleges that Caremark's home infusion division, which was sold by Caremark in 1995 and is reported in the Consolidated Financial Statements as discontinued operations, implemented a scheme to submit fraudulent claims for payment to the payors which the payors unwittingly paid, and seeks unspecified damages, treble damages and attorney's fees and expenses. A tentative settlement agreement has been reached in this case.

     The Company is a defendant in two lawsuits filed in the Supreme Court of the State of New York, County of New York, claiming that a "Termination Event" as defined in the Purchase Contract Agreement, dated September 15, 1997, between MedPartners Inc. and The First National Bank of Chicago, has occurred with respect to the TAPS issued by the Company in September 1997. One of those actions, filed May 27, 1999 is brought by certain entities claiming to "own or control" 5 million TAPS and the other, filed July 14, 1999 purports to be brought by a holder of an unknown number of TAPS as a class action on behalf of a purported class of all holders of TAPS. The complaints allege that a "Termination Event" has occurred because of,

                               CAREMARK RX, INC.

among other things, the actions taken by the DOC described in Note 2. "Discontinued Operations". The complaints seek a declaratory judgment that a Termination Event has occurred and an order compelling the Collateral Agent to release to the TAPS holders approximately $480 million of United States Treasury Notes currently held in escrow. The escrowed funds otherwise would be released to the Company in exchange for common stock of the Company at the final settlement date of the TAPS on August 31, 2000.

     Pursuant to the Provider Self-Disclosure Protocol of the OIG, the Company has conducted a voluntary investigation of the practices of an affiliate known as Home Health Agency of Greater Miami, doing business as AmCare ("AmCare"). The investigation uncovered several potentially inappropriate practices by certain managers at AmCare, some of which may have resulted in overpayments from federal programs for AmCare's home health services. The Company has since terminated these managers, ceased AmCare's operations, and reported the matter to the OIG. While the OIG has not yet responded to the Company's internal investigation report, and therefore the resolution of this matter is as yet unknown, it is likely that the government will determine that overpayments were made which require repayment by the Company. The Company's estimates of the repayments due have been accrued in the financial statements.

     There can be no assurance that the lawsuits will not have a disruptive effect upon the operations of the Company's business, that the defense of the lawsuits will not consume the time and attention of senior management of the Company and its subsidiaries, or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously defend each of these lawsuits. However, the Company does not believe that these lawsuits will have a material adverse effect on the operating results and financial condition of the Company.

     The Company has assigned lease obligations related to its discontinued operations of approximately $157 million to various parties. The Company and/or one or more of its subsidiaries remain as guarantor or obligor on these lease obligations. The leases have been assigned to numerous unrelated entities and the Company believes there is no significant concentration of credit risk related to the assignment of these leases.

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

15. SUBSEQUENT EVENT

     A trial date of April 4, 2000 has been set for the two lawsuits which claim that a "Termination Event" has occurred with respect to the TAPS issued by the Company in September 1997. See Note 13 for further discussions of this litigation.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                 DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE

                                                              ADDITIONS CHARGED
                                                                      TO
                                                 BALANCE AT   ------------------                BALANCE AT
                                                 BEGINNING    COSTS AND                           END OF
                FISCAL YEAR END                  OF PERIOD    EXPENSES    OTHER    DEDUCTIONS     PERIOD
                ---------------                  ----------   ---------   ------   ----------   ----------
December 31, 1999..............................    $736.0      $174.3     $   --      $ --        $910.3
December 31, 1998..............................    $109.3      $629.7     $   --      $3.0        $736.0
December 31, 1997..............................    $  2.4      $  6.8     $100.1      $ --        $109.3

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

  1. Financial Statements

     The Consolidated Financial Statements of the Company and its subsidiaries filed as a part of this Annual Report on Form 10-K are listed in Item 8 of the Annual Report on Form 10-K, which listing is hereby incorporated herein by reference.

  2. Financial Statement Schedules

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

(B) REPORTS ON FORM 8-K.

     The Company's Current Report on Form 8-K filed on October 1, 1999 (reporting under Item 5 the issuance of a Notice of Certain Proposed Unregistered Offerings pursuant to Rule 135c promulgated under the Securities Act of 1933, as amended).

(C) EXHIBITS

EXHIBIT
  NO.
-------
  2.1     --  Amended and Restated Operations and Settlement Agreement,
              dated as of June 16, 1999, among the Commissioner of the
              Department of Corporations of the State of California acting for himself and for the Department of Corporations of the
              State of California, J. Mark Abernathy as Special Monitor,
              the Company and its successors and assigns, and MedPartners
              Provider Network, Inc., a California corporation, filed as
              Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q
              for the fiscal quarter ended June 30, 1999, is hereby
              incorporated herein by reference.
  2.2     --  Amendment No. 1 to the Amended and Restated Operations and
              Settlement Agreement, dated as of July 31, 1999, among the
              Commissioner of the Department of Corporations of the State
              of California acting for himself and for the Department of
              Corporations of the State of California, J. Mark Abernathy
              as Special Monitor, the Company and its successors and
              assigns, and MedPartners Provider Network, Inc., a
              California corporation, filed as Exhibit 2.2 to the
              Company's Quarterly Report on Form 10-Q for the fiscal
              quarter ended June 30, 1999, is hereby incorporated herein by reference.
  2.3     --  Amendment No. 2 to the Amended and Restated Operations and
              Settlement Agreement, dated as of August 31, 1999, among the
              Commissioner of the Department of Corporations of the State
              of California acting for himself and for the Department of
              Corporations of the State of California, J. Mark Abernathy
              as Special Monitor-Examiner, the Company and its successors and assigns, and MedPartners Provider Network, Inc., a
              California corporation.
  2.4     --  Amendment No. 3 to the Amended and Restated Operations and
              Settlement Agreement, dated as of September 30, 1999, among the Commissioner of the Department of Corporations of the
              State of California acting for himself and for the
              Department of Corporations of the State of California, J.
              Mark Abernathy as Special Monitor-Examiner, the Company and
              its successors and assigns, and MedPartners Provider
              Network, Inc., a California corporation.
  2.5     --  Amendment No. 4 to the Amended and Restated Operations and
              Settlement Agreement, dated as of October 31, 1999, among
              the Commissioner of the Department of Corporations of the
              State of California acting for himself and for the
              Department of Corporations of the State of California, J.
              Mark Abernathy as Special Monitor-Examiner, the Company and
              its successors and assigns, and MedPartners Provider
              Network, Inc., a California corporation.
  2.6     --  Amendment No. 5 to the Amended and Restated Operations and
              Settlement Agreement, dated as of November 30, 1999, among the Commissioner of the Department of Corporations of the
              State of California acting for himself and for the
              Department of Corporations of the State of California, J.
              Mark Abernathy as Special Monitor-Examiner, the Company and
              its successors and assigns, and MedPartners Provider
              Network, Inc., a California corporation.
  2.7     --  Amendment No. 6 to the Amended and Restated Operations and
              Settlement Agreement, dated as of December 10, 1999, among the Commissioner of the Department of Corporations of the
              State of California acting for himself and for the
              Department of Corporations of the State of California, J.
              Mark Abernathy as Special Monitor-Examiner, the Company and
              its successors and assigns, and MedPartners Provider
              Network, Inc., a California corporation.
  2.8     --  Amendment No. 7 to the Amended and Restated Operations and
              Settlement Agreement, dated as of December 31, 1999, among the Commissioner of the Department of Corporations of the
              State of California acting for himself and for the
              Department of Corporations of the State of California, J.
              Mark Abernathy as Special Monitor-Examiner, the Company and
              its successors and assigns, and MedPartners Provider
              Network, Inc., a California corporation.
  2.9     --  Amendment No. 8 to the Amended and Restated Operations and
              Settlement Agreement, dated as of January 31, 2000, among
              the Commissioner of the Department of Corporations of the
              State of California acting for himself and for the
              Department of Corporations of the State of California, J.
              Mark Abernathy as Special Monitor, the Company and its
              successors and assigns, and MedPartners Provider Network,
              Inc., a California corporation.

EXHIBIT
  NO.
-------
  2.10    --  Amendment No. 9 to the Amended and Restated Operations and
              Settlement Agreement, dated as of February 7, 2000, among
              the Commissioner of the Department of Corporations of the
              State of California acting for himself and for the
              Department of Corporations of the State of California, J.
              Mark Abernathy as Special Monitor, the Company and its
              successors and assigns, and MedPartners Provider Network,
              Inc., a California corporation.
  2.11    --  Amendment No. 10 to the Amended and Restated Operations and
              Settlement Agreement, dated as of February 15, 2000, among the Commissioner of the Department of Corporations of the
              State of California acting for himself and for the
              Department of Corporations of the State of California, J.
              Mark Abernathy as Special Monitor, the Company and its
              successors and assigns, and MedPartners Provider Network,
              Inc., a California corporation.
  2.12    --  Amendment No. 11 to the Amended and Restated Operations and
              Settlement Agreement, dated as of February 25, 2000, among the Commissioner of the Department of Corporations of the
              State of California acting for himself and for the
              Department of Corporations of the State of California, J.
              Mark Abernathy as Special Monitor, the Company and its
              successors and assigns, and MedPartners Provider Network,
              Inc., a California corporation.
  2.13    --  Amendment No. 12 to the Amended and Restated Operations and
              Settlement Agreement, dated as of February 28, 2000, among the Commissioner of the Department of Corporations of the
              State of California acting for himself and for the
              Department of Corporations of the State of California, J.
              Mark Abernathy as Special Monitor, the Company and its
              successors and assigns, and MedPartners Provider Network,
              Inc., a California corporation.
  3.1     --  MedPartners, Inc. Third Restated Certificate of
              Incorporation, filed as Exhibit 3.1 to the Company's Annual
              Report on Form 10-K for the fiscal year ended December 31,
              1996, is hereby incorporated herein by reference.
  3.2     --  Certificate of Ownership and Merger, merging Caremark Rx,
              Inc. into MedPartners, Inc., filed as Exhibit 99.2 to the
              Company's Current Report on Form 8-K filed on September 14,
              1999, is hereby incorporated herein by reference.
  3.3     --  MedPartners, Inc. Fourth Amended and Restated Bylaws, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K
              for the Fiscal Year ended December 31, 1998, is hereby
              incorporated herein by reference.
  4.1     --  Amended and Restated Rights Agreement, dated as of February
              1, 2000, between Caremark Rx, Inc. and First Chicago Trust
              Company, filed as Exhibit 4.1 to the Company's Current
              Report on Form 8-K filed on February 4, 2000, is hereby
              incorporated herein by reference.
  4.2     --  Purchase Contract Agreement, dated September 15, 1997, between MedPartners, Inc. and The First National Bank of
              Chicago, filed as Exhibit 4.4 to the Company's Registration
              Statement of Form S-3 (Registration No. 333-35665), is
              hereby incorporated herein by reference.
  4.3     --  Pledge Agreement, dated September 15, 1997, by and between
              MedPartners, Inc., PNC Bank, Kentucky, Inc. and The First
              National Bank of Chicago, filed as Exhibit 4.5 to the
              Company's Registration Statement of Form S-3 (Registration
              No. 333-35665), and is hereby incorporated herein by
              reference.
  4.4     --  Form of Common Stock Certificate of Registrant filed as
              Exhibit 4.6 to the Company's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1998, is hereby
              incorporated herein by reference.
  4.5     --  Certificate of Trust of Caremark Rx Capital Trust I, filed as Exhibit 4.1 to Amendment No. 1 to the Company's Quarterly
              Report on Form 10-Q for the fiscal quarter ended September
              30, 1999, is hereby incorporated herein by reference.
  4.6     --  Trust Agreement of Caremark Rx Capital Trust I dated as of
              September 10, 1999, by and between the Company, the
              Wilmington Trust Company, and the Administrative Trustees
              named therein, filed as Exhibit 4.2 to Amendment No. 1 to
              the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, is hereby incorporated
              herein by reference.

EXHIBIT
  NO.
-------
  4.7     --  Amended and Restated Trust Agreement dated as of September
              29, 1999, by and between the Company, the Wilmington Trust
              Company, and the Holders named therein, filed as Exhibit 4.3 to Amendment No. 1 to the Company's Quarterly Report on Form
              10-Q for the fiscal quarter ended September 30, 1999, is
              hereby incorporated herein by reference.
  4.8     --  Indenture for the Convertible Subordinated Debentures due
              2029 dated as of September 29, 1999 between the Company, and the Wilmington Trust Company, filed as Exhibit 4.4 to
              Amendment No. 1 to the Company's Quarterly Report on Form
              10-Q for the fiscal quarter ended September 30, 1999, is
              hereby incorporated herein by reference.
  4.9     --  Form of Common Securities, filed as Exhibit 4.5 to Amendment
              No. 1 of the Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended September 30, 1999 is hereby
              incorporated herein by reference.
  4.10    --  Form of SPURS, filed as Exhibit 4.6 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, is hereby incorporated
              herein by reference.
  4.11    --  Form of Convertible Subordinated Debentures due 2029, filed as Exhibit 4.7 to Amendment No. 1 to the Company's Quarterly
              Report on Form 10-Q for the fiscal quarter ended September
              30, 1999, is hereby incorporated herein by reference.
  4.12    --  Guarantee Agreement dated as of September 29, 1999 by and between the Company and the Wilmington Trust Company, filed as Exhibit 4.8 to Amendment No. 1 to the Company's Quarterly
              Report on Form 10-Q for the fiscal quarter ended September
              30, 1999, is hereby incorporated herein by reference.
 10.1     --  Consulting Agreement, dated as of August 7, 1996, by and among Caremark International, Inc., MedPartners, Inc. and
              C.A. Lance Piccolo, filed as Exhibit 10.1 to the Company's
              Registration Statement on Form S-4 (Registration No.
              333-09767), is hereby incorporated herein by reference.
 10.2     --  Termination Agreement, dated as of November 29, 1995, by and between MedPartners/Mullikin, Inc. and John S. McDonald,
              filed as Exhibit 10.4 to the Company's Registration
              Statement on Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.
 10.3     --  Employment Agreement, dated March 15, 1998, by and between the Company and Rosalio J. Lopez, filed as Exhibit 10.14 to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1998 is hereby incorporated herein by
              reference.
 10.4     --  Employment Agreement, dated September 20, 1997, by and between the Company and John J. Arlotta, filed as Exhibit
              10.9 to the Company's Annual report on Form 10-K for the
              fiscal year ended December 31, 1998 is hereby incorporated herein by reference.
 10.5     --  Employment Agreement, dated March 18, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.4 to
              the Company's Quarterly Report on Form 10-Q for the fiscal quarter March 31, 1998, is hereby incorporated herein by
              reference.
 10.6     --  Amendment No. 1 to Employment Agreement, dated August 6,
              1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.2 to the Company's Quarterly Report on Form
              10-Q for the fiscal quarter ended September 30, 1998, is
              hereby incorporated herein by reference.
 10.7     --  Nonqualified Stock Option Agreement, dated August 6, 1998, by and between the Company and E. Mac Crawford, filed as
              Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
              for the fiscal quarter ended September 30, 1998, is hereby incorporated herein by reference.
 10.8     --  Employment Agreement, dated May 7, 1998, by and between the
              Company and James H. Dickerson, Jr., filed as Exhibit 10.15 to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1998 is hereby incorporated herein by reference.
 10.9     --  Nonqualified Stock Option Agreement, dated August 6, 1998, by and between the Company and James H. Dickerson, Jr.

EXHIBIT
  NO.
-------
 10.10    --  Employment Agreement, dated July 1, 1998, by and between the
              Company and Edward L. Hardin, Jr., filed as Exhibit 10.16 to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1998 is hereby incorporated herein by
              reference.
 10.11    --  Nonqualified Stock Option Agreement, dated August 6, 1998, by and between the Company and Edward L. Hardin, Jr.
 10.12    --  Amendment No. 1 to Employment Agreement, dated March 8,
              2000, by and between the Company and Edward L. Hardin, Jr.
 10.13    --  Employment Agreement, dated August 7, 1998, by and between the Company and Bradley S. Karro.
 10.14    --  Amended and Restated MedPartners, Inc. Incentive
              Compensation Plan, filed as Exhibit 10.18 to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1998 is hereby incorporated herein by
              reference.
 10.15    --  Non-Employee Director Stock Option Plan, filed as Exhibit
              4.2 to the Company's Registration Statement on Form S-8
              (Registration No. 333-14163), is hereby incorporated herein by reference.
 10.16    --  Amended and Restated 1993 Stock Option Plan, filed as
              Exhibit 10.20 to the Company's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1998 is hereby
              incorporated herein by reference.
 10.17    --  Amended and Restated 1994 Stock Incentive Plan, filed as
              Exhibit 10.21 to the Company's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1998 is hereby
              incorporated herein by reference.
 10.18    --  1994 Non-Employee Director Stock Option Plan, filed as
              Exhibit 4.5 to the Company's Registration Statement on Form
              S-8 (Registration No. 333-30145), is hereby incorporated
              herein by reference.
 10.19    --  Amended and Restated 1995 Stock Option Plan, filed as
              Exhibit 10.23 to the Company's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1998 is hereby
              incorporated herein by reference.
 10.20    --  Amended and Restated 1997 Long Term Incentive Compensation
              Plan, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is hereby incorporated herein by reference.
 10.21    --  1998 Employee Stock Option Plan, filed as Exhibit 4.5 to the
              Company's Registration Statement on Form S-8 (Registration
              No. 333-64371), is hereby incorporated herein by reference.
 10.22    --  1998 New Employee Stock Option Plan, filed as Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended September 30, 1998, is hereby
              incorporated herein by reference.
 10.23    --  Receivables Transfer Agreement, dated December 4, 1998, by and between Park Avenue Receivables Corporation, MP
              Receivables Company, Caremark Inc., and The Chase Manhattan
              Bank, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is hereby incorporated herein by reference.
 10.24    --  Receivables Purchase Agreement, dated December 4, 1998, by and between Caremark Inc. and MP Receivables Company, filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1998, is hereby
              incorporated herein by reference.
 10.25    --  $1 Billion Third Amended and Restated Credit Agreement,
              dated June 9, 1998, by and between MedPartners, Inc.,
              NationsBank, National Association (successor by merger of
              NationsBank, National Association (South)), as
              Administrative Agent for Lenders, The First National Bank of
              Chicago, as Documentation Agent for Lenders, and the Lenders
              thereto, filed as Exhibit 10.1 to the Company's Quarterly
              Report on Form 10-Q for the fiscal quarter ended June 30,
              1998, is hereby incorporated herein by reference.

EXHIBIT
  NO.
-------
 10.26    --  Amendment and Waiver No. 1 to the Third Amended and Restated
              Credit Agreement, dated December 4, 1998, by and between the
              Company, Bank of America, N.A., Credit Lyonnais New York
              Branch, The First National Bank of Chicago, Morgan Guaranty
              Trust Company of New York, Bank of America Securities LLC,
              and Bank of America, filed as Exhibit 10.1 to the Company's
              Current Report on Form 8-K filed on January 15, 1999, is
              hereby incorporated herein by reference.
 10.27    --  Amendment and Waiver No. 2 to the Third Amended and Restated
              Credit Agreement, dated January 13, 1999, by and between the
              Company, Bank of America, N.A., Credit Lyonnais New York
              Branch, The First National Bank of Chicago, Morgan Guaranty
              Trust Company of New York, Bank of America Securities LLC,
              and Bank of America, filed as Exhibit 10.2 to the Company's
              Current Report on Form 8-K filed on January 15, 1999, is
              hereby incorporated herein by reference.
 10.28    --  Amendment and Waiver No. 3 to the Third Amended and Restated
              Credit Agreement, dated February 9, 1999, by and between the
              Company, Bank of America, N.A., Credit Lyonnais New York
              Branch, The First National Bank of Chicago, Morgan Guaranty
              Trust Company of New York, Bank of America Securities LLC,
              and Bank of America, filed as Exhibit 10.31 to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1998, is hereby incorporated herein by
              reference.
 10.29    --  Amendment and Waiver No. 4 to the Third Amended and Restated
              Credit Agreement, dated March 18, 1999, by and between the
              Company, Bank of America, N.A., Credit Lyonnais New York
              Branch, The First National Bank of Chicago, Morgan Guaranty
              Trust Company of New York, Bank of America Securities LLC,
              and Bank of America, filed as Exhibit 10.32 to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1998, is hereby incorporated herein by
              reference.
 10.30    --  Amendment and Waiver No. 5 to the Third Amended and Restated
              Credit Agreement, dated April 1, 1999, by and between the
              Company, Bank of America, N.A., Credit Lyonnais New York
              Branch, The First National Bank of Chicago, Morgan Guaranty
              Trust Company of New York, Bank of America Securities LLC,
              and Bank of America, filed as Exhibit 10.33 to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1998, is hereby incorporated herein by
              reference.
 10.31    --  Amendment and Waiver No. 6 to the Third Amended and Restated
              Credit Agreement, dated April 14, 1999, by and between the
              Company, Bank of America, N.A., Credit Lyonnais New York
              Branch, The First National Bank of Chicago, Morgan Guaranty
              Trust Company of New York, Bank of America Securities LLC,
              and Bank of America, filed as Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the fiscal quarter ended
              March 31, 1999, is hereby incorporated herein by reference.
 10.32    --  Amendment and Waiver No. 7 to the Third Amended and Restated
              Credit Agreement, dated June 29, 1999, by and between the
              Company, Bank of America, N.A., Credit Lyonnais New York
              Branch, The First National Bank of Chicago, Morgan Guaranty
              Trust Company of New York, Bank of America Securities LLC,
              and Bank of America, filed as Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the fiscal quarter ended
              June 30, 1999, is hereby incorporated herein by reference.
 10.33    --  Amendment and Waiver No. 8 to the Third Amended and Restated
              Credit Agreement, dated August 2, 1999, by and between the
              Company, Bank of America, N.A., Credit Lyonnais New York
              Branch, The First National Bank of Chicago, Morgan Guaranty
              Trust Company of New York, Bank of America Securities LLC,
              and Bank of America, filed as Exhibit 10.2 to the Company's
              Quarterly Report on Form 10-Q for the fiscal quarter ended
              June 30, 1999, is hereby incorporated herein by reference.

EXHIBIT
  NO.
-------
 10.34    --  Amendment and Waiver No. 9 to the Third Amended and Restated
              Credit Agreement, dated August 16, 1999, by and between the
              Company, Bank of America, N.A., Credit Lyonnais New York
              Branch, The First National Bank of Chicago, Morgan Guaranty
              Trust Company of New York, Bank of America Securities LLC,
              and Bank of America, filed as Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the fiscal quarter ended
              September 30, 1999, is hereby incorporated herein by
              reference.
 10.35    --  Amendment and Waiver No. 10 to the Third Amended and
              Restated Credit Agreement, dated August 23, 1999, by and
              between the Company, Bank of America, N.A., Credit Lyonnais
              New York Branch, The First National Bank of Chicago, Morgan
              Guaranty Trust Company of New York, Bank of America
              Securities LLC, and Bank of America, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended September 30, 1999, is hereby
              incorporated herein by reference.
 10.36    --  Amendment and Waiver No. 11 to the Third Amended and
              Restated Credit Agreement, dated August 30, 1999, by and
              between the Company, Bank of America, N.A., Credit Lyonnais
              New York Branch, The First National Bank of Chicago, Morgan
              Guaranty Trust Company of New York, Bank of America
              Securities LLC, and Bank of America, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended September 30, 1999, is hereby
              incorporated herein by reference.
 10.37    --  Amendment and Waiver No. 12 to the Third Amended and
              Restated Credit Agreement, dated September 14, 1999, by and between the Company, Bank of America, N.A., Credit Lyonnais
              New York Branch, The First National Bank of Chicago, Morgan
              Guaranty Trust Company of New York, Bank of America
              Securities LLC, and Bank of America, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended September 30, 1999, is hereby
              incorporated herein by reference.
 10.38    --  Amendment and Waiver No. 13 to the Third Amended and
              Restated Credit Agreement, dated November 5, 1999, by and
              between the Company, Bank of America, N.A., Credit Lyonnais
              New York Branch, The First National Bank of Chicago, Morgan
              Guaranty Trust Company of New York, Bank of America
              Securities LLC, and Bank of America, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended September 30, 1999, is hereby
              incorporated herein by reference.
 10.39    --  Amendment and Waiver No. 14 to the Third Amended and
              Restated Credit Agreement, dated December 16, 1999, by and between the Company, NationsBank, Credit Lyonnais New York
              Branch, The First National Bank of Chicago, Morgan Guaranty
              Trust Company of New York, NationsBanc Montgomery Securities
              LLC, and NationsBank, N.A.
 10.40    --  Amendment and Waiver No. 15 to the Third Amended and
              Restated Credit Agreement, dated January 20, 2000 by and
              between the Company, NationsBank, N.A., Credit Lyonnais New
              York Branch, The First National Bank of Chicago, Morgan
              Guaranty Trust Company of New York, and NationsBanc
              Montgomery Securities LLC.
 10.41    --  Amendment and Waiver No. 16 to the Third Amended and
              Restated Credit Agreement dated February 3, 2000, by and
              between the Company, NationsBank, N.A., Lyonnais New York
              Branch, The First National Bank of Chicago, Morgan Guaranty
              Trust Company of New York, NationsBanc Montgomery Securities
              LLC and NationsBank, N.A.
 10.42    --  Pledge Agreement, dated November 4, 1999, from the Company as Grantor to Lasalle Bank National Association as Trustee.
 10.43    --  Trust Agreement, dated November 4, 1999, by and among the
              Company and Lasalle Bank National Association as Trustee.
 21       --  Subsidiaries of the Company
 23       --  Consent of Ernst & Young LLP, Independent Auditors.
 27       --  Financial Data Schedule (for SEC use only).

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

Date: March 9, 2000

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

                      SIGNATURE                                    CAPACITY                  DATE
                      ---------                                    --------                  ----

                /s/ EDWIN M. CRAWFORD                  President, Chief Executive        March 9, 2000
-----------------------------------------------------    Officer and Chairman of the
                  Edwin M. Crawford                      Board

               /s/ RICHARD M. SCRUSHY                  Director                          March 9, 2000
-----------------------------------------------------
                 Richard M. Scrushy

             /s/ CHARLES W. NEWHALL, III               Director                          March 9, 2000
-----------------------------------------------------
               Charles W. Newhall, III

                /s/ TED H. MCCOURTNEY                  Director                          March 9, 2000
-----------------------------------------------------
                  Ted H. McCourtney

             /s/ JOHN S. MCDONALD, J.D.                Director                          March 9, 2000
-----------------------------------------------------
               John S. McDonald, J.D.

                /s/ MICHAEL D. MARTIN                  Director                          March 9, 2000
-----------------------------------------------------
                  Michael D. Martin

               /s/ C.A. LANCE PICCOLO                  Director                          March 9, 2000
-----------------------------------------------------
                 C.A. Lance Piccolo

                /s/ ROGER L. HEADRICK                  Director                          March 9, 2000
-----------------------------------------------------
                  Roger L. Headrick

                /s/ KRISTEN E. GIBNEY                  Director                          March 9, 2000
-----------------------------------------------------
                  Kristen E. Gibney

                      SIGNATURE                                    CAPACITY                  DATE
                      ---------                                    --------                  ----

             /s/ JAMES H. DICKERSON, JR.               Executive Vice President, Chief   March 9, 2000
-----------------------------------------------------    Financial Officer and Director
               James H. Dickerson, Jr.

                  /s/ HOWARD McLURE                    Senior Vice President and Chief   March 9, 2000
-----------------------------------------------------    Accounting Officer
                    Howard McLure