Form 10-Q
period 2000-03-31
CAREMARK RX INC
filed 2000-05-15
CIK 1000736

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

         (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO_____________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                             OUTSTANDING AT APRIL 16, 2000
                 -----                             -----------------------------
 Common Stock, Par Value $.001 Per Share                    199,695,110*


===============================================================================
* Includes 8,304,877 shares held in trust to be utilized in employee benefit plans.

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

                               CAREMARK RX, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                                                                             PAGE
PART I -- FINANCIAL INFORMATION

Item 1.             Financial Statements
                    Condensed Consolidated Balance Sheets -- March 31, 2000 (Unaudited) and
                    December 31, 1999...................................................................................       4

                    Condensed Consolidated Statements of Operations (Unaudited) -- Three Months Ended
                    March 31, 2000 and 1999.............................................................................       5

                    Condensed Consolidated Statements of Cash Flows (Unaudited) -- Three Months Ended
                    March 31, 2000 and 1999.............................................................................       6

                    Notes to Condensed Consolidated Financial Statements (Unaudited)....................................       7

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations...............      10

Item 3.             Quantitative and Qualitative Disclosures About Market Risk..........................................      15

PART II -- OTHER INFORMATION

Item 1.             Legal Proceedings...................................................................................      16

Item 2.             Changes in Securities and use of proceeds...........................................................      19

Item 6.             Exhibits and Reports on Form 8-K....................................................................      20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CAREMARK RX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              MARCH 31,     DECEMBER 31,
                                                                                                2000            1999
                                                                                            -----------     ------------
                                                                                                      (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents..........................................................       $    11,785      $     6,797
  Accounts receivable, less allowances for bad debts of
     $15,074 and $14,146.............................................................           206,410          229,332
  Inventories........................................................................           134,196          159,031
  Prepaid expenses and other current assets..........................................            16,898           14,880
  Current assets of discontinued operations..........................................            60,100          124,616
                                                                                            -----------      -----------
          Total current assets.......................................................           429,389          534,656
Property and equipment, net..........................................................           101,521          108,168
Intangible assets, net...............................................................            38,794           41,080
Other assets.........................................................................            53,515           54,089
Non current assets of discontinued operations........................................            15,720           32,853
                                                                                            -----------      -----------
       Total assets..................................................................       $   638,939      $   770,846
                                                                                            ===========      ===========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable...................................................................       $   299,473      $   275,119
  Other accrued expenses and liabilities.............................................           139,025          162,768
  Income tax payable.................................................................             6,717            6,978
  Current portion of long-term debt..................................................            19,780           19,371
  Current liabilities of discontinued operations.....................................           135,674           99,170
                                                                                            -----------      -----------
          Total current liabilities..................................................           600,669          563,406
Long-term debt, net of current portion...............................................         1,204,178        1,230,025
Other long-term liabilities..........................................................            82,169           46,453
Long-term liabilities of discontinued operations.....................................            11,291           12,437
                                                                                            -----------      -----------
          Total liabilities..........................................................         1,898,307        1,852,321
Contingencies (Note 7)...............................................................                --               --
Convertible preferred securities.....................................................           200,000          200,000
Stockholders' deficit:
  Common stock, $.001 par value; 400,000 shares authorized;
     issued -- 199,597 in 2000 and 199,523 in 1999...................................               200              200
  Additional paid-in capital.........................................................           953,951          952,432
  Shares held in trust, 8,343 in 2000 and 8,383 in 1999..............................          (134,506)        (135,141)
  Accumulated deficit................................................................        (2,279,013)      (2,098,966)
                                                                                            -----------      -----------
       Total stockholders' deficit...................................................        (1,459,368)      (1,281,475)
                                                                                            -----------      -----------
       Total liabilities and stockholders' deficit...................................       $   638,939      $   770,846
                                                                                            ===========      ===========

     See accompanying notes to unaudited condensed consolidated financial statements.

                               CAREMARK RX, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  2000            1999
                                                                               ----------      ---------
                                                                                 (IN THOUSANDS, EXCEPT
                                                                                   PER SHARE AMOUNTS)

Net revenue............................................................        $1,052,548      $ 785,058
Operating expenses:
  Cost of revenues.....................................................           968,675        715,866
  Selling, general and administrative..................................            27,097         24,773
  Depreciation and amortization........................................             6,281          5,558
  Net interest expense.................................................            28,869         27,058
                                                                               ----------      ---------
Income from continuing operations before income taxes..................            21,626         11,803
Income tax expense.....................................................             1,621            968
                                                                               ----------      ---------
Income from continuing operations before preferred security
  dividends............................................................            20,005         10,835
Preferred security dividends...........................................             3,220             --
                                                                               ----------      ---------
Income from continuing operations available to common
  stockholders.........................................................            16,785         10,835
Loss from discontinued operations......................................          (198,000)            --
                                                                               ----------      ---------
Net (loss) income available to common stockholders.....................        $ (181,215)     $  10,835
                                                                               ==========      =========

Earnings (loss) per common share outstanding:
  Income from continuing operations available
    to common stockholders.............................................        $    0.09       $    0.06
  Loss from discontinued operations....................................            (1.04)             --
                                                                               ---------      ----------
  Net (loss) income available to common stockholders...................        $   (0.95)      $    0.06
                                                                               =========       =========
Weighted average common shares outstanding.............................          191,250         190,195

Diluted earnings (loss) per common share outstanding:
  Income from continuing operations available
    to common stockholders.............................................        $    0.09       $    0.06
  Loss from discontinued operations....................................            (1.02)             --
                                                                               ---------       ---------
  Net (loss) income available to common stockholders...................        $   (0.93)      $    0.06
                                                                               =========       =========
Weighted average common and dilutive shares
  outstanding .........................................................          193,687         192,556
                                                                               =========       =========

      See accompanying notes to unaudited condensed consolidated financial statements.

                               CAREMARK RX, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             2000            1999
                                                                           ----------      ---------
                                                                                (IN THOUSANDS)

Operating activities:
  Net (loss) income available to common stockholders................       $(181,215)     $  10,835
  Adjustments for non-cash items:
     Loss from discontinued operations..............................         198,000             --
     Non-cash interest expense......................................           1,801          1,489
     Preferred security dividends...................................           3,220             --
     Depreciation and amortization..................................           6,281          5,558
Changes in operating assets and liabilities.........................          50,494           (758)
                                                                           ---------      ---------
          Net cash and cash equivalents provided by
            continuing operations...................................          78,581         17,124
Investing activities:
  Net purchase of property and equipment............................          (4,201)        (3,152)
                                                                           ---------      ---------
          Net cash and cash equivalents used in investing
            Activities..............................................          (4,201)        (3,152)
Financing activities:
  Capital contributions.............................................           3,328            167
  Net repayments under credit facility..............................         (25,438)      (251,585)
  Dividend payments on preferred securities.........................          (3,568)            --
  Other.............................................................            (104)          (129)
                                                                         -----------      ---------
          Net cash and cash equivalents used
            in financing activities.................................         (25,782)      (251,547)
Cash paid for special charges.......................................            (211)        (1,677)
Cash (used in) provided by discontinued operations..................         (43,399)       225,977
                                                                           ---------      ---------
Net increase (decrease) in cash and cash equivalents................           4,988        (13,275)
Cash and cash equivalents at beginning of period....................           6,797         23,100
                                                                           ---------      ---------
Cash and cash equivalents at end of period..........................       $  11,785      $   9,825
                                                                           =========      =========

      See accompanying notes to unaudited condensed consolidated financial statements.

                               CAREMARK RX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The Company's operations are conducted through Caremark Inc. ("Caremark"), which provides pharmacy benefit management services and therapeutic pharmaceutical services. These services are sold separately and together to assist corporations, insurance companies, unions, government employee groups and managed care organizations throughout the United States in delivering prescription drugs to their members in a cost effective manner.

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet of the Company at December 31, 1999, has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements and footnote disclosures should be read in conjunction with the December 31, 1999, audited consolidated financial statements and the notes thereto.

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

NOTE 2.  INCOME TAXES

         Significant variations exist in the customary relationship between income tax expense and pretax income because the Company has utilized net operating loss carryforwards to offset its taxable federal income and certain taxable state income. Consequently, the Company has recognized a tax rate of 7.5%, its effective state income tax rate and alternative minimum taxes for federal income tax purposes.

NOTE 3.  CREDIT FACILITY

         The Company has a credit facility with Bank of America, N.A. (formerly NationsBank N.A.), as administrative agent. The Company has pledged the capital stock of Caremark International Inc. ("CII"), which owns Caremark, as security for amounts outstanding. The credit facility is guaranteed by the Company's material subsidiaries and matures in June 2001. The credit facility consists of the following:

     - An amortizing tranche A term loan with $48.8 million outstanding at March 31, 2000. Quarterly principal payments on this term loan began in November 1999. Accordingly, the portion of this debt due within the next twelve months has been classified as short-term.

     - A non-amortizing tranche B term loan with $58.1 million outstanding at March 31, 2000.

     - A revolving credit facility in an aggregate principal amount of up to $400 million. At March 31, 2000, the Company had $247.0 million in borrowings and $62.6 million in letters of credit under the revolving credit facility. Net of these amounts, the Company had $90.4 million available for borrowing under the credit facility as of March 31, 2000.

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

         The credit facility contains covenants that, among other things, restrict or limit the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions, and change its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions, defaults for any material judgment or change in control, and defaults relating to liabilities arising from the Company making additional investments in its California physician practice management ("PPM") business.

NOTE 4.  DISCONTINUED OPERATIONS

         During the first quarter of 2000 the Company recorded a charge of $198.0 million as a result of its progress in completing the exit from its PPM operations. This charge includes a $153.3 million adjustment in the net assets of the Company's remaining PPM operations and $44.7 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts are estimates. The actual results could differ from those outlined above. During the three months ended March 31, 2000, the Company completed the sales of two of its PPM practices. Net proceeds from these sales totaled $21.6 million. As of March 31, 2000, the Company has two remaining PPM practices, both of which are in litigation.

NOTE 5.  CALIFORNIA PPM DISCONTINUED OPERATIONS

         The Company's California PPM operations included MedPartners Provider Network, Inc. ("MPN"), a wholly-owned subsidiary of the Company and a healthcare service plan licensed under the Knox-Keene Health Care Service Plan Act of 1975. In March 1999, the California Department of Corporations (the "DOC") appointed a conservator and assumed control of the business operations of MPN. The conservator, purportedly on behalf of MPN, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The Company judicially challenged the authority of both the DOC and the conservator to take these actions in both the California Superior Court and in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court").

         The Company, MPN, and representatives of the State of California (the "State") subsequently executed an agreement to settle the disputes relating to MPN (the "Settlement Agreement"), which was approved by the Bankruptcy Court. The Company, various of its subsidiaries, MPN, certain managed physician practices and various health plans executed a supplemental agreement (the "Supplemental Plan Agreement"), pursuant to which (1) the parties to the Supplemental Plan Agreement agreed to subordinate, waive and/or release various claims against one another on the terms and conditions set forth therein, and
(2) the health plans agreed to support the Chapter 11 plan of reorganization (the "Plan of Reorganization") to be filed by MPN. The Supplemental Plan Agreement was approved by the Bankruptcy Court following a hearing on February 7, 2000. MPN filed an initial draft of the Plan of Reorganization on November 5, 1999. An amended Plan of Reorganization, accompanied by a revised disclosure statement, was filed with the Bankruptcy Court on February 3, 2000. MPN has reached an agreement on the amounts of allowed claims with the majority of the providers owed funds by MPN. The Plan of Reorganization continues to be the subject of ongoing negotiations involving MPN, the Company, and parties in interest in MPN's bankruptcy case. Neither the disclosure statement nor the Plan of Reorganization have yet been approved by the Bankruptcy Court.

NOTE 6.  CONVERTIBLE PREFERRED SECURITIES

         In September, 1999, the Company privately placed $200 million guaranteed preferred beneficial interest in Caremark Rx junior subordinated debt securities ("Convertible Preferred Securities"). The issuer of the Convertible Preferred Securities is a trust, which is a wholly owned finance subsidiary of the Company, with no independent assets or operations. The sole assets of the trust are the 7% Convertible Subordinated Debentures of the Company, maturing October 1, 2029, with principal amount equal to approximately $206.2 million. (This is equal to the amount of the Convertible Preferred Securities plus the amount of the common equity issued by the Trust to the Company.) Considered together, (1) the Company's guaranty of distribution and liquidation payments, to the extent that the trust has funds available, on the Convertible Preferred Securities and (2) the Company's obligations under (a) its Convertible Subordinated Debentures and the related Indenture and (b) the trust's trust agreement, provide a full and unconditional guarantee of amounts due on the Convertible Preferred Securities issued by the trust.

NOTE 7.  CONTINGENCIES

         The Company is party to certain legal actions arising in the ordinary course of business. The Company is named as a defendant in various legal actions arising primarily out of services rendered by physicians and others employed by its managed medical groups, as well as personal injury and employment disputes. In addition, certain of its managed medical groups are named as defendants in numerous actions alleging medical negligence on the part of their physicians. In certain of these actions, the Company and/or the medical group's insurance carrier has either declined to provide coverage or has provided a defense subject to a reservation of rights. Management does not view any of these actions as likely to result in an uninsured award that would have a material adverse effect on the operating results and financial condition of the Company.

         In June 1995, Caremark and CII agreed to settle an investigation with certain agencies of the United States government (the "Government Settlement"). The Government Settlement allows Caremark and CII to continue participating in Medicare, Medicaid, and other government healthcare programs. In the Government Settlement, Caremark and CII agreed to continue to maintain certain compliance-related oversight procedures until June 15, 2000. Should these oversight procedures reveal credible evidence of legal or regulatory violations, Caremark and CII are required to report such violations to the OIG and DOJ. Caremark and CII are therefore subject to increased regulatory scrutiny and, in the event that either Caremark or CII commits legal or regulatory violations, it may be subject to an increased risk of sanctions or penalties, including disqualification as a provider of Medicare or Medicaid services, which would have a material adverse effect on the operating results and financial condition of the Company.

         In connection with the matters described above relating to the Government Settlement, Caremark and CII are the subject of various non-governmental claims and may in the future become subject to additional OIG-related claims. Caremark and CII are the subject of, and may in the future be subjected to, various private suits and claims being asserted in connection with matters relating to the OIG settlement by CII's former stockholders, patients who received healthcare services from Caremark and such patients' insurers. The Company cannot determine at this time what costs or liabilities may be incurred in connection with future disposition of non-governmental claims or litigation.

         In 1993, independent and retail chain pharmacies filed a group of antitrust lawsuits, and a class action lawsuit, against brand name pharmaceutical manufacturers, wholesalers and PBM companies. Caremark was named as a defendant in these lawsuits in 1994, but was not named in the class action. The lawsuits, filed in federal district courts in at least 38 states (including the United States District Court for the Northern District of Illinois), allege that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the complaining retail pharmacies (approximately 3,900 in number). The complaints charge that certain defendant prescription benefit managers, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers in violation of the Robinson-Patman Act. Each complaint seeks unspecified treble damages, declaratory and equitable relief and attorney's fees and expenses.

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

         In March 1998, a consortium of insurance companies and third-party private payors sued Caremark and CII in the United States District Court for the Northern District of Illinois. The complaint alleges that Caremark's home infusion division, which was sold by Caremark in 1995 and is reported in the unaudited condensed consolidated financial statements as discontinued operations, implemented a scheme to submit fraudulent claims for payment to payors which the payors unwittingly paid, and seeks unspecified damages, treble damages and attorney's fees and expenses. A tentative settlement has been reached among the parties to this case.

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

         In 1999, two lawsuits were filed in the Supreme Court of the State of New York, City of New York, Claiming that a "Termination Event" had occurred with respect to the Threshold Appreciation Price Securities ("TAPS") issued by the Company in September 1997. One of these lawsuits, which involved plaintiffs holding approximately 35 percent of the outstanding TAPS, was settled by the Company in April 2000 (the "New York Settlement"). As a result, the lawsuit was dismissed with prejudice, and the Company has issued common stock and paid accrued interest on the related TAPS through April 14, 2000. Subsequent to March 31, 2000, the Company received approximately $168 million in cash from the cancellation of the related TAPS, which was used to reduce indebtedness under the credit facility. Approximately $148 million was applied to the revolving credit facility, and will only be used to retire the Senior Subordinated Notes. The remaining $20 million was applied to the term loans under the Company's credit facility. The remaining lawsuit in New York has also been dismissed.

         In March 2000, a purported class action was filed in the Circuit Court of Franklin County, Alabama, also claiming that a Termination Event had occurred. This lawsuit has since been certified by the court as a "non-opt out" class action, and therefore includes all TAPS holders other than those included in the New York Settlement. The Company has reached a settlement in this lawsuit (the "Alabama Settlement"), which has received preliminary court approval and remains subject to final court approval following customary class notices and hearings. In connection with the Alabama Settlement, all remaining TAPS holders have agreed to surrender their TAPS on August 31, 2000, the date required by the TAPS documents, even if the settlement transaction has not been finalized. The Company anticipates using proceeds of the U.S. Treasury Notes securing the outstanding TAPS and amounts available under the credit agreement, as discussed above, to repay its Senior Subordinated Notes coming due in September 2000. If the proceeds of the U.S. Treasury Notes are not available to the Company as contemplated by the Alabama Settlement, then the Company may not have funds available to pay the Senior Subordinated Notes when due.

         Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against it, there can be no assurance that the lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of senior management of Caremark Rx and its subsidiaries, or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously defend each of these lawsuits. The Company believes that these lawsuits will not have a material adverse effect on the operating results and financial condition of the Company.

         The Company has assigned lease obligations related to its discontinued operations of approximately $145.1 million to various parties. The Company and/or one or more of its subsidiaries remain as guarantor or obligator on these lease obligations. The leases have been assigned to numerous unrelated entities and the Company believes there is no significant concentration of credit risk related to these contingent obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is one of the largest pharmaceutical services companies in the United States. The Company's operations are comprised of pharmacy benefit management services and therapeutic pharmaceutical services. These services are sold both separately and together to assist corporations, insurance companies, unions, government employee groups and managed care organizations throughout the United States in delivering prescription drugs to their members in a cost-effective manner.

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

         The Company has added two large managed care contracts since the first quarter of 1999. While this resulted in higher revenues and higher average revenue per account, the Company's gross margins -- that is, gross profit as a percentage of net revenues -- have decreased. Managed care plans typically involve a higher concentration of retail pharmacy services, which have a lower margin than the Company's mail service pharmacy and specialty therapeutic services. The Company anticipates its gross margin for the remaining quarters of 2000 will be lower than the corresponding prior year quarters as a result of the new managed care contracts noted above.

         The Company has tax net operating loss ("NOL") carryforwards of approximately $2.3 billion as of December 31, 1999. Because of the uncertainty of the ultimate realization of the net deferred tax asset, the Company has established a valuation allowance for the amount of the net deferred tax asset that is not otherwise expected to be used to offset deferred tax liabilities. Additionally, its sales of discontinued operations have and will continue to generate additional tax NOL carryforwards in 2000. If not utilized to offset future taxable income, the net operating loss carryforwards will expire on various dates through 2020. The Company's taxes payable in 2000 and, until such time as its NOLs are utilized, will consist of state taxes in those states where it does not have state NOL carryforwards and alternative minimum taxes for federal income tax purposes. The Company expects its effective tax rate to be approximately 7.5% after 1999 until such time as the NOLs are utilized.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         For the three months ended March 31, 2000 and 1999, net revenue was $1,052.5 million and $785.1 million, representing an increase of $267.4 million (34%) from 1999 to 2000. Key factors contributing to this growth include new customer contracts, including two large managed care contracts, higher customer retention, additional services provided to existing customers and drug cost inflation. The preponderance of the Company's revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. Revenues for selected types of services are earned based on a percentage of savings achieved or on a per-enrollee or per-member basis; however, these revenues are not material to total revenues.

         Operating income and margins were $50.5 million and 4.8% for the three months ended March 31, 2000. Operating income and margins were $38.9 million and 5.0% for the three months ended March 31, 1999. (Operating income represents earnings before interest and income taxes and excludes losses from discontinued operations.) The 30% increase in operating income is primarily due to the growth in revenue. The decrease in operating margin was due to the addition of two large managed care plans since the first quarter of 1999. Managed care plan accounts produce lower margins due to their higher retail product mix.

         Net interest expense was $28.9 million and $27.1 million for the three months ended March 31, 2000 and 1999, respectively. The period over period increase in interest expense primarily resulted from increased interest rates on floating rate debt and the amount of interest allocated to discontinued operations. Based on the expected net proceeds from the sale and exit of the discontinued operations, no interest expense has been allocated to these discontinued operations for the three months ended March 31, 2000.

         The Company recorded dividends on its Convertible Preferred Securities of $3.2 million net of income tax expense during the three months ended March 31, 2000. Dividends on the Convertible Preferred Securities are payable at an annual rate of 7% of the liquidation amount of $50 per Convertible Preferred Security, and are payable quarterly in arrears on January 1, April 1, July 1 and October 1 each year. The Convertible Preferred Securities were not outstanding in the first quarter of 1999.

         The Company's effective tax rate was 7.5% for the first quarter of 2000. This effective rate is the result of tax planning strategies in certain states that allow consolidated return filings that will allow the Company to utilize its consolidated NOL in these states. This effective tax rate is expected to be achieved for the foreseeable future.

         During the first quarter of 2000 the Company recorded a charge of $198.0 million as a result of its progress in completing the exit from its PPM operations. This charge includes a $153.3 million adjustment in the net assets of the Company's remaining PPM operations and $44.7 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts are estimates. The actual results could differ from those outlined above. During the three months ended March 31, 2000, the Company completed the sales of two of its PPM practices. Net proceeds from these sales totaled $21.6 million.

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

         Currently, the Company's liquidity needs arise primarily from debt service on its indebtedness and the funding of its discontinued operations (including the funding of any retained liabilities), as well as its working capital requirements and capital expenditures. The Company believes that cash flow from operations and amounts available under the revolving credit facility are sufficient to meet its liquidity needs.

         Cash Flows. The Company's cash flow from continuing operations for the three months ended March 31, 2000 was $78.6 million. This positive cash flow was offset by cash used in discontinued operations and repayments of amounts under the company's credit facility. Among other things, the Company's cash flow from operations was positively affected by improved inventory management and a reduction of days outstanding in the theurapeutic pharmaceutical services accounts receivable. Cash used by discontinued operations for this period was $43.4 million. See Note 4 of the accompanying unaudited Condensed Consolidated Financial Statements.

         Credit Facility. The Company has a credit facility with Bank of America, N.A. (formerly NationsBank N.A.), as administrative agent. The Company has pledged the capital stock of CII, which owns Caremark, as security for amounts outstanding. The credit facility is guaranteed by the Company's material subsidiaries and matures in June 2001, with all amounts then outstanding due at that time. The credit facility consists of the following:

     - An amortizing tranche A term loan with $48.8 million outstanding at March 31, 2000. Quarterly principal payments on this term loan began in November 1999. Accordingly, the portion of this debt due within the next twelve months has been classified as short-term.

     - A non-amortizing tranche B term loan with $58.1 million outstanding at March 31, 2000.

     - A revolving credit facility in an aggregate principal amount of up to $400 million. At March 31, 2000, the Company had $247.0 million in borrowings and $62.6 million in letters of credit under the revolving credit facility. Net of these amounts, the Company had $90.4 million available for borrowing under the credit facility as of March 31, 2000.

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

         The credit facility contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidation, dispose of assets, make investments, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions, and change its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions, defaults for any material judgment or change in control, and defaults relating to liabilities arising from the Company making additional investment in its California PPM business. The Company currently anticipates it will amend and extend the term of its current credit facility, execute a new credit facility and/or issue additional equity/debt prior to June 2001 when the current credit facility matures. The Company's current portion of long-term debt includes $19.8 million of term loan indebtedness under the credit facility.

         Convertible Preferred Securities. In September 1999, the Company privately placed $200 million of Convertible Preferred Securities. The Convertible Preferred Securities mature in the year 2029, but are redeemable prior to maturity at the option of the Company beginning October 15, 2002, at prices ranging from $52.00 to $50.00 plus accumulated and unpaid interest per Convertible Preferred Security. Each Convertible Preferred Security is convertible at the option of the holder into shares of Common Stock at a conversion rate of 6.7125 shares of Common Stock for each Convertible Preferred Security (equivalent to a conversion price of $7.4488 per share of Common Stock). Dividends on the Convertible Preferred Securities are payable at an annual rate of 7% of the liquidation amount of $50 per Convertible Preferred Security, and are payable quarterly in arrears on January 1, April 1, July 1 and October 1 each year, beginning January 1, 2000. Dividends on the Convertible Preferred Securities may be deferred by the Company for up to 20 consecutive quarters. The Company has no intention at the present time to defer the payment of the dividends.

         Receivables Securitization. The credit facility as amended permits up to $125 million in accounts receivable securitization. The Company has securitized certain of its accounts receivable pursuant to an accounts receivable securitization facility with The Chase Manhattan Bank as funding agent. As of March 31, 2000, the Company had securitized approximately $100.0 million in accounts receivable.

         Discontinued Operations. Cash used to fund exit costs, which are classified in current liabilities as other accrued expenses and liabilities, will be funded by the revolving credit facility, cash flow from continuing operations and proceeds from the sales of the discontinued operations. The Company believes that approximately $100 million in net cash funding will be required for the remaining quarters of fiscal 2000. The Company believes that amounts available from the sales of discontinued operations, amounts available under the revolving credit facility (including $40 million in letters of credit which will be used to fund discontinued operations in California), and cash flow from continuing operations will be sufficient to fund the cash requirements of the discontinued operations. However, there can be no assurance that the cash generated from such sources will be sufficient to meet these funding needs or that the Company's estimate of discontinued operations funding requirements will not increase. If the cash generated from these sources is not sufficient to meet these funding needs, the Company would seek to enhance its liquidity position through further modifications to the credit facility, incurrence of additional indebtedness, asset sales, restructuring of debt, and/or the sale of securities. Although the Company currently believes that one or more of such alternatives would be available to enhance liquidity, each such alternative is dependent upon future events, conditions and other matters outside its control.

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

         TAPS. In September 1997, the Company issued approximately 21.7 million 6.50% TAPS with a stated amount of $22.1875 per security. Each TAPS consists of
(i) a stock purchase contract which obligates the holder to purchase Common Stock on the final settlement date (August 31, 2000) and (ii) 6.25% U.S. Treasury Notes due August 31, 2000. The Treasury Notes forming a part of the TAPS have been pledged to secure the obligations of the TAPS holders under the purchase contracts. Pursuant to the TAPS, TAPS holders receive payments equal to 6.50% of the stated amount per annum consisting of interest on the Treasury Notes at the rate of 6.25% per annum and yield enhancement payments payable semi-annually by the Company at the rate of 0.25% of the stated amount per annum. At March 31, 2000, these securities are not included on the Company's balance sheet.

         The Company is and has been party to litigation related to the TAPS. Several lawsuits alleged that events have occurred that entitle the TAPS holders to terminate their obligations to purchase the Company's common stock in August 2000 and that entitle the TAPS holders to receive the U.S. Treasury Notes held under the TAPS arrangements to secure those obligations. The Company has settled one of these lawsuits brought in New York, and all other claims have been included in a "non-opt out" class action pending in the Circuit Court of Franklin County, Alabama. During April 2000, the Company issued common stock to holders of approximately 35 percent of the outstanding TAPS pursuant to the settlement of the New York lawsuit and received approximately $168 million in cash and recorded an increase in stockholders' equity as a result of the New York settlement transaction. The Company has reached a settlement of the Alabama class action, which has received preliminary court approval and remains subject to final court approval following customary class notices and hearings. Pursuant to the settlement of the Alabama class action lawsuit, the Company would receive remaining cash proceeds from the Treasury Notes of $323.4 million and would record an increase in stockholders' equity from the issuance of its common stock upon surrender of the remaining TAPS. Any adverse developments in this litigation that would prevent the Company from timely receiving the proceeds of the Treasury Notes securing the remaining TAPS would materially adversely affect the Company's liquidity position, including its ability to repay the Senior Subordinated Notes due in September 2000. For more information see "Legal Proceedings."

OTHER MATTERS

         Impact of Year 2000. The Year 2000 issue concerns the ability of computer hardware and software to distinguish between the year 1900 and the year 2000. An inability to make this distinction could result in computer application failure.

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

         It is possible that the Company may experience Year 2000 related problems in the future, particularly with its non-mission critical systems, which may result in failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations. However, the Company believes that the Year 2000 issue will not pose significant operations problems for its mission critical computer systems and equipment.

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

         There are various legal matters which, if materially adversely determined, could have a material adverse effect on the Company's operating results and financial condition. See Item 3 of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1999 and Notes 5 and 7 of the unaudited condensed consolidated financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates related to its long-term debt. The impact on earnings and value of its current and long-term debt is subject to change as a result of movements in market rates and prices. As of March 31, 2000, the Company had $334.2 million in long-term debt subject to variable interest rates. The remaining $870.0 million in long-term debt is subject to fixed rates of interest. The Company had $19.8 million in current debt subject to variable interest rates. A hypothetical increase in interest rates of 1% would result in potential reductions in future pre-tax earnings of approximately $3.5 million per year. The impact of such a change on the carrying value of the current and long-term debt would not be significant. These amounts are determined based on the impact of the hypothetical interest rates on the Company's current and long-term debt balances and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         The Company is party to certain legal actions arising in the ordinary course of business. The Company is named as a defendant in various legal actions arising primarily out of services rendered by physicians and others employed by its managed medical groups, as well as personal injury and employment disputes. In addition, certain of its managed medical groups are named as defendants in numerous actions alleging medical negligence on the part of their physicians. In certain of these actions, the Company and/or the medical group's insurance carrier has either declined to provide coverage or has provided a defense subject to a reservation of rights. Management does not view any of these actions as likely to result in an uninsured award that would have a material adverse effect on the operating results and financial condition of the Company.

         In June 1995, Caremark and CII agreed to settle an investigation with certain agencies of the United States government (the "Government Settlement"). The Government Settlement allows Caremark and CII to continue participating in Medicare, Medicaid, and other government healthcare programs. In the Government Settlement, Caremark and CII agreed to continue to maintain certain compliance-related oversight procedures until June 15, 2000. Should these oversight procedures reveal credible evidence of legal or regulatory violations, Caremark and CII are required to report such violations to the OIG and DOJ. Caremark and CII are therefore subject to increased regulatory scrutiny and, in the event that either Caremark or CII commits legal or regulatory violations, it may be subject to an increased risk of sanctions or penalties, including disqualification as a provider of Medicare or Medicaid services, which would have a material adverse effect on the operating results and financial condition of the Company.

         In connection with the matters described above relating to the Government Settlement, Caremark and CII are the subject of various non-governmental claims and may in the future become subject to additional OIG-related claims. Caremark and CII are the subject of, and may in the future be subjected to, various private suits and claims being asserted in connection with matters relating to the OIG settlement by CII's former stockholders, patients who received healthcare services from Caremark and such patients' insurers. The Company cannot determine at this time what costs or liabilities may be incurred in connection with future disposition of non-governmental claims or litigation.

         In 1993, independent and retail chain pharmacies filed a group of antitrust lawsuits, and a class action lawsuit, against brand name pharmaceutical manufacturers, wholesalers and PBM companies. Caremark was named as a defendant in these lawsuits in 1994, but was not named in the class action. The lawsuits, filed in federal district courts in at least 38 states (including the United States District Court for the Northern District of Illinois), allege that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the complaining retail pharmacies (approximately 3,900 in number). The complaints charge that certain defendant prescription benefit managers, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers in violation of the Robinson-Patman Act. Each complaint seeks unspecified treble damages, declaratory and equitable relief and attorney's fees and expenses.

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

         In March 1998, a consortium of insurance companies and third-party private payors sued Caremark and CII in the United States District Court for the Northern District of Illinois. The complaint alleges that Caremark's home infusion division, which was sold by Caremark in 1995 and is reported in the unaudited condensed consolidated financial statements as discontinued operations, implemented a scheme to submit fraudulent claims for payment to payors which the payors unwittingly paid, and seeks unspecified damages, treble damages and attorney's fees and expenses. A tentative settlement has been reached among the parties to this case.

         The Company's California PPM operations included MedPartners Provider Network, Inc. ("MPN"), a wholly-owned subsidiary of the Company and a healthcare service plan licensed under the Knox-Keen Health Care Service Plan Act of 1975. In March 1999, the California Department of Corporations (the "DOC") appointed a conservator and assumed control of the business operations of MPN. The conservator, purportedly on behalf of MPN, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The Company judicially challenged the authority of both the DOC and the conservator to take these actions in both the California Superior Court and in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court").

         The Company, MPN, and representatives of the State of California (the "State") subsequently executed an agreement to settle the disputes relating to MPN (the "Settlement Agreement"), which was approved by the Bankruptcy Court. The Company, various of its subsidiaries, MPN, certain managed physician practices and various health plans executed a supplemental agreement (the "Supplemental Plan Agreement"), pursuant to which (1) the parties to the Supplemental Plan Agreement agreed to subordinate, waive and/or release various claims against one another on the terms and conditions set forth therein, and
(2) the health plans agreed to support the Chapter 11 plan of reorganization (the "Plan of Reorganization") to be filed by MPN. The Supplemental Plan Agreement was approved by the Bankruptcy Court following a hearing on February 7, 2000. MPN filed an initial draft of the Plan of Reorganization on November 5, 1999. An amended Plan of Reorganization, accompanied by a revised disclosure statement, was filed with the Bankruptcy Court on February 3, 2000. MPN has reached an agreement on the amounts of allowed claims with the majority of the providers owed funds by MPN. The Plan of Reorganization continues to be the subject of ongoing negotiations involving MPN, the Company, and parties in interest in MPN's bankruptcy case. Neither the disclosure statement nor the Plan of Reorganization have yet been approved by the Bankruptcy Court.

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

         In 1999, two lawsuits were filed in the Supreme Court of the State of New York, City of New York, claiming that a "Termination Event" had occurred with respect to the Threshold Appreciation Price Securities ("TAPS") issued by the Company in September 1997. One of these lawsuits, which involved plaintiffs holding approximately 35 percent of the outstanding TAPS, was settled by the Company in April 2000 (the "New York Settlement"). As a result, the lawsuit was dismissed with prejudice, and the Company has issued common stock and paid accrued interest on the related TAPS through April 14, 2000. The Company received approximately $168 million in cash from the cancellation of the related TAPS, which was used to reduce indebtedness under the credit facility. Approximately $148 million was applied to the revolving credit facility, and will only be used to retire the Senior Subordinated Notes. The remaining $20 million was applied to the term loans under the Company's credit facility. The remaining lawsuit in New York has also been dismissed.

         In March 2000, a purported class action was filed in the Circuit Court of Franklin County, Alabama, also claiming that a Termination Event had occurred. This lawsuit has since been certified by the court as a "non-opt out" class action, and therefore includes all TAPS holders other than those included in the New York Settlement. The Company has reached a settlement in this lawsuit, which has received preliminary court approval and remains subject to final court approval following customary class notices and hearings. In connection with the Alabama Settlement, all remaining TAPS holders have agreed to surrender their TAPS on August 31, 2000, the date required by the TAPS documents, even if the settlement transaction has not been finalized. The Company anticipates using proceeds of the U.S. Treasury Notes securing the outstanding TAPS and amounts available under the Credit Agreement, as discussed above, to repay its Senior Subordinated Notes coming due in September 2000. If the proceeds of the U.S. Treasury Notes are not available to the Company as contemplated by the Alabama Settlement, then the Company may not have funds available to repay its Senior Subordinated Notes when due.

         Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions against it, there can be no assurance that the lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of senior management of Caremark Rx and its subsidiaries, or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously defend each of these lawsuits. The Company believes that these lawsuits will not have a material adverse effect on the operating results and financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On March 1, 1995, the Company's Board of Directors declared a dividend of one preferred purchase right (an "Original Right") for each outstanding share of the Company's common stock. The Original Rights granted the holder the right to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock of the Company, par value $.001 per share (the "Preferred Shares"), at a price of $52.00 (the "Rights Purchase Price") per one one-hundredth of a Preferred Share, subject to adjustment. The Original Rights granted the holder the right to purchase the Preferred Shares commencing on the tenth day following the earlier of the acquisition by any person of the beneficial ownership of 10% or more of the Company's outstanding common stock or the announcement of a tender offer or exchange wherein any person would acquire beneficial ownership of 10% or more of the Company's outstanding common stock.

         On February 1, 2000, the Company amended and restated the rights agreement. The amendment did not change the number of Preferred Shares to be purchased upon exercise of any right nor did it change the Rights Purchase Price. The amendment did, however, change the terms under which holders may exercise the rights. As amended, holders of rights may exercise the rights commencing on the tenth day following the earlier of the acquisition by any person of the beneficial ownership of 20% or more of the Company's outstanding common stock or the announcement of a tender offer or exchange wherein any person would acquire beneficial ownership of 20% or more of the Company's outstanding common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The exhibits required by Regulation S-K are set forth in the following list:

2.1      Amendment No. 8 to the Amended and Restated Operations and Settlement
         Agreement, dated as of January 31, 2000, among the Commissioner of the Department of Corporations of the State of California acting for himself and for the Department of Corporations of the State of California, J. Mark Abernathy as Special Monitor, the Company and it successors and assigns, and MedPartners Provider Network, Inc., a California corporation, filed as Exhibit 2.9 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1999, is hereby incorporated herein by reference.

2.2      Amendment No. 9 to the Amended and Restated Operations and Settlement
         Agreement, dated as of February 7, 2000, among the Commissioner of the Department of Corporations of the State of California acting for himself and for the Department of Corporations of the State of California, J. Mark Abernathy as Special Monitor, the Company and its successors and assigns, and MedPartners Provider Network, Inc., a California corporation, filed as Exhibit 2.10 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1999, is hereby incorporated herein by reference.

2.3      Amendment No. 10 to the Amended and Restated Operations and Settlement
         Agreement, dated as of February 15, 2000, among the Commissioner of the Department of Corporations of the State of California acting for himself and for the Department of Corporations of the State of California, J. Mark Abernathy as Special Monitor , the Company and its successors and assigns, and MedPartners Provider Network, Inc., a California corporation, filed as Exhibit 2.11 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1999, is hereby incorporated herein by reference.

2.4      Amendment No. 11 to the Amended and Restated Operations and Settlement
         Agreement, dated as of February 25, 2000, among the Commissioner of the Department of Corporations of the State of California acting for himself and for the Department of Corporations of the State of California, J. Mark Abernathy as Special Monitor , the Company and its successors and assigns, and MedPartners Provider Network, Inc., a California corporation, filed as Exhibit 2.12 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1999, is hereby incorporated herein by reference.

2.5      Amendment No. 12 to the Amended and Restated Operations and Settlement
         Agreement, dated as of February 28, 2000, among the Commissioner of the Department of Corporations of the State of California acting for himself and for the Department of Corporations of the State of California, J. Mark Abernathy as Special Monitor , the Company and its successors and assigns, and MedPartners Provider Network, Inc., a California corporation, filed as Exhibit 2.13 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1999, is hereby incorporated herein by reference.

2.6      Amendment No. 13 to the Amended and Restated Operations and Settlement
         Agreement, dated as of March 15, 2000, among the Commissioner of the Department of Corporations of the State of California acting for himself and for the Department of Corporations of the State of California, J. Mark Abernathy as Special Monitor, the Company and its successors and assigns, and MedPartners Provider Network, Inc., a California corporation.

2.7      Amendment No. 14 to the Amended and Restated Operations and Settlement
         Agreement, dated as of March 31, 2000, among the Commissioner of the Department of Corporations of the State of California acting for himself and for the Department of Corporations of the State of California, J. Mark Abernathy as Special Monitor, the Company and its successors and assigns, and MedPartners Provider Network, Inc., a California corporation.

3.1 MedPartners, Inc. Third Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is hereby incorporated herein by reference.

3.2      Certificate of Ownership and Merger, merging Caremark Rx, Inc. into
         MedPartners, Inc. filed as Exhibit 99.2 to the Company's Current
         Report on Form 8-K filed on September 14, 1999, is hereby incorporated herein by reference.

3.3      MedPartners, Inc. Fourth Amended and Restated Bylaws, filed as Exhibit
         3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is hereby incorporated herein by reference.

4.1 Amended and Restated Rights Agreement, dated as of February 1, 2000, between Caremark Rx, Inc. and First Chicago Trust Company, filed as
         Exhibit 4.1 to the Company's Current Report on Form 8-K filed on
         February 4, 2000, is hereby incorporated herein by reference.

4.2      Purchase Contract Agreement, dated September 15, 1997, between
         MedPartners, Inc. and The First National Bank of Chicago, filed as
         Exhibit 4.4 to the Company's Registration Statement of Form S-3
         (Registration No. 333-35665), is hereby incorporated herein by reference.

4.3      Pledge Agreement, dated September 15, 1997, by and between
         MedPartners, Inc., PNC Bank, Kentucky, Inc. and The First National
         Bank of Chicago, filed as Exhibit 4.5 to the Company's Registration
         Statement of Form S-3 (Registration No. 333-35665), is hereby incorporated herein by reference.

4.4 Form of Common Stock Certificate of the Company filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1998, is hereby incorporated herein by reference.

4.5      Certificate of Trust of Caremark Rx Capital Trust I, filed as Exhibit
         4.1 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, is hereby incorporated herein by reference.

4.6      Trust Agreement of Caremark Rx Capital Trust I dated as of September
         10, 1999, by and between the Company, the Wilmington Trust Company, and the Administrative Trustees named therein, filed as Exhibit 4.2 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, is hereby incorporated herein by reference.

4.7 Amended and Restated Trust Agreement dated as of September 29, 1999, by and between the Company, the Wilmington Trust Company, and the Holders named therein, filed as Exhibit 4.3 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the first fiscal quarter ended September 30, 1999, is hereby incorporated herein by reference.

4.8 Indenture for the Convertible Subordinated Debentures due 2029 dated as of September 29, 1999 between the Company, and the Wilmington Trust
         Company, filed as Exhibit 4.4 to Amendment No. 1 to the Company's
         Quarterly Report on Form 10-Q for the fiscal quarter ended September
         30, 1999, is hereby incorporated herein by reference.

4.9 Form of Common Securities, filed as Exhibit 4.5 to Amendment No. 1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, is hereby incorporated herein by reference.

4.10     Form of SPURS, filed as Exhibit 4.6 to Amendment No. 1 to the
         Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
         September 30, 1999, is hereby incorporated herein by reference.

4.11     Form of Convertible Subordinated Debentures due 2029, filed as Exhibit
         4.7 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, is hereby incorporated herein by reference.

4.12 Guarantee Agreement dated as of September 29, 1999 by and between the Company and the Wilmington Trust Company, filed as Exhibit 4.8 to
         Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, is hereby incorporated herein by reference.

10.1     Amendment and Waiver No. 15 to the Third Amended and Restated Credit
         Agreement, dated January 20, 2000 by and between the Company, NationsBank, N.A., Credit Lyonnais New York Branch, The First National
         Bank of Chicago, Morgan Guaranty Trust Company of New York, and
         NationsBanc Montgomery Securities LLC, filed as Exhibit 10.40 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1999, is hereby incorporated herein by reference.

10.2     Amendment and Waiver No. 16 to the Third Amended and Restated Credit
         Agreement dated February 3, 2000, by and between the Company, NationsBank, N.A., Credit Lyonnais New York Branch, The First National
         Bank of Chicago, Morgan

         Guaranty Trust Company of New York, and NationsBanc Montgomery
         Securities LLC, filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is hereby incorporated herein by reference.

(27)     Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         The Company's Current Report on Form 8-K filed on February 4, 2000 (reporting, under Item 5, the adoption of the Company's Amended and Restated Rights Agreement).

     No other Items of Part II are applicable to the Company for the period covered by this Quarterly Report on Form 10-Q.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Caremark Rx, Inc.


                                     By: /s/ HOWARD A. MCLURE
                                        --------------------------------------
                                                Howard A. McLure
                                         Executive Vice President and
                                           Chief Financial Officer


Date: May 15, 2000