Form 10-Q
period 2000-06-30
CAREMARK RX INC
filed 2000-08-07
CIK 1000736

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 (205) 733-8996
              (Registrant's telephone number, including area code)
                          (Formerly MedPartners, Inc.)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                    OUTSTANDING AT AUGUST 1, 2000
                 -----                    -----------------------------
Common Stock, Par Value $.001 Per Share           211,783,603*

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

* Includes 8,268,697 shares held in trust to be utilized in employee benefit plans.

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

     There are several factors which could adversely affect the Company's operations and financial results including, but not limited to, the following:

          Risks relating to the Company's divestiture of its discontinued operations; risks relating to the proposed settlement and transition plan for the MPN operations in the State of California; risks relating to the Company's compliance with or changes in government regulations, including pharmacy licensing requirements and healthcare reform legislation; risks relating to adverse resolution of lawsuits pending against the Company and its affiliates including litigation related to the TAPS; risks relating to declining reimbursement levels for products distributed; risks relating to identification of growth opportunities; risks relating to implementation of the Company's strategic plan; risks relating to liabilities in excess of the Company's insurance; and risks relating to the Company's liquidity and capital requirements.

                               CAREMARK RX, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -- June 30, 2000
           (Unaudited)
           and December 31, 1999.....................................    1
         Condensed Consolidated Statements of Operations
           (Unaudited) -- Three
           Months Ended June 30, 2000 and 1999.......................    2
         Condensed Consolidated Statements of Operations
           (Unaudited) -- Six
           Months Ended June 30, 2000 and 1999.......................    3
         Condensed Consolidated Statements of Cash Flows
           (Unaudited) -- Six
           Months Ended June 30, 2000 and 1999.......................    4
         Notes to Condensed Consolidated Financial Statements
           (Unaudited)...............................................    5
         Management's Discussion and Analysis of Financial Condition
Item 2.    and Results of Operations.................................   11
         Quantitative and Qualitative Disclosures About Market
Item 3.    Risk......................................................   16
PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   18
Item 2.  Changes in Securities and Use of Proceeds...................   20
Item 4.  Submission of Matters to a Vote of Security Holders.........   21
Item 6.  Exhibits and Reports on Form 8-K............................   21

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CAREMARK RX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $    11,119   $     6,797
  Accounts receivable, less allowances for bad debts of
     $13,835 and $14,146....................................      219,986       229,332
  Inventories...............................................      122,196       159,031
  Prepaid expenses and other current assets.................       16,216        14,880
  Current assets of discontinued operations.................       46,708       124,616
                                                              -----------   -----------
          Total current assets..............................      416,225       534,656
Property and equipment, net.................................      101,911       108,168
Intangible assets, net......................................       38,643        41,080
Other assets................................................       48,708        54,089
Non current assets of discontinued operations...............       20,326        32,853
                                                              -----------   -----------
          Total assets......................................  $   625,813   $   770,846
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $   323,928   $   275,119
  Other accrued expenses and liabilities....................      151,239       162,768
  Income tax payable........................................        3,099         6,978
  Current portion of long-term debt.........................      263,032        19,371
  Current liabilities of discontinued operations............      125,863        99,170
                                                              -----------   -----------
          Total current liabilities.........................      867,161       563,406
Long-term debt, net of current portion......................      762,119     1,230,025
Other long-term liabilities.................................       60,527        46,453
Long-term liabilities of discontinued operations............        8,576        12,437
                                                              -----------   -----------
          Total liabilities.................................    1,698,383     1,852,321
Contingencies (Note 8)......................................           --            --
Convertible preferred securities............................      200,000       200,000
Stockholders' deficit:
  Common stock, $.001 par value; 400,000 shares authorized;
     issued -- 211,663 in 2000 and 199,523 in 1999..........          212           200
  Additional paid-in capital................................    1,122,360       952,432
  Shares held in trust, 8,305 in 2000 and 8,383 in 1999.....     (133,884)     (135,141)
  Accumulated deficit.......................................   (2,261,258)   (2,098,966)
                                                              -----------   -----------
          Total stockholders' deficit.......................   (1,272,570)   (1,281,475)
                                                              -----------   -----------
          Total liabilities and stockholders' deficit.......  $   625,813   $   770,846
                                                              ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                               CAREMARK RX, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Net revenue.................................................  $1,084,456   $ 796,207
Operating expenses:
  Cost of revenues..........................................   1,000,498     722,932
  Selling, general and administrative.......................      28,250      25,034
  Depreciation and amortization.............................       6,202       5,104
  Net interest expense......................................      25,432      30,502
                                                              ----------   ---------
Income from continuing operations before income taxes.......      24,074      12,635
Income tax expense..........................................       1,807         940
                                                              ----------   ---------
Income from continuing operations before preferred security
  dividends.................................................      22,267      11,695
Preferred security dividends................................       3,255          --
                                                              ----------   ---------
Income from continuing operations available to common
  stockholders..............................................      19,012      11,695
Loss from discontinued operations...........................          --    (199,310)
                                                              ----------   ---------
          Net income (loss) available to common
            stockholders....................................  $   19,012   $(187,615)
                                                              ==========   =========
Earnings (loss) per common share outstanding:
  Income from continuing operations available to common
     stockholders...........................................  $     0.09   $    0.06
  Loss from discontinued operations.........................          --       (1.05)
                                                              ----------   ---------
  Net income (loss) available to common stockholders........  $     0.09   $   (0.99)
                                                              ==========   =========
Weighted average common shares outstanding..................     201,202     190,650
Diluted earnings (loss) per common share outstanding:
  Income from continuing operations available to common
     stockholders...........................................  $     0.09   $    0.06
  Loss from discontinued operations.........................          --       (1.02)
                                                              ----------   ---------
          Net income (loss) available to common
            stockholders....................................  $     0.09   $   (0.96)
                                                              ==========   =========
Weighted average common and dilutive shares outstanding.....     207,616     195,285

See accompanying notes to unaudited condensed consolidated financial statements.

                               CAREMARK RX, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Net revenue.................................................  $2,137,004   $1,581,265
Operating expenses:
  Cost of revenues..........................................   1,969,173    1,438,798
  Selling, general and administrative.......................      55,347       49,807
  Depreciation and amortization.............................      12,483       10,662
  Net interest expense......................................      54,301       57,560
                                                              ----------   ----------
Income from continuing operations before income taxes.......      45,700       24,438
Income tax expense..........................................       3,428        1,908
                                                              ----------   ----------
Income from continuing operations before preferred security
  dividends.................................................      42,272       22,530
Preferred security dividends................................       6,475           --
                                                              ----------   ----------
Income from continuing operations available to common
  stockholders..............................................      35,797       22,530
Loss from discontinued operations...........................    (198,000)    (199,310)
                                                              ----------   ----------
          Net loss to common stockholders...................  $ (162,203)  $ (176,780)
                                                              ==========   ==========
Earnings (loss) per common share outstanding:
  Income from continuing operations available to common
     stockholders...........................................  $     0.18   $     0.12
  Loss from discontinued operations.........................       (1.01)       (1.05)
                                                              ----------   ----------
          Net loss to common stockholders...................  $    (0.83)  $    (0.93)
                                                              ==========   ==========
Weighted average common shares outstanding..................     196,226      190,490
Diluted earnings (loss) per common share outstanding:
  Income from continuing operations available to common
     stockholders...........................................  $     0.18   $     0.12
  Loss from discontinued operations.........................       (0.99)       (1.03)
                                                              ----------   ----------
          Net loss to common stockholders...................  $    (0.81)  $    (0.91)
                                                              ==========   ==========
Weighted average common and dilutive shares outstanding.....     200,658      193,988

See accompanying notes to unaudited condensed consolidated financial statements.

                               CAREMARK RX, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Operating activities:
  Net loss to common stockholders...........................  $(162,203)  $(176,780)
  Adjustments for non-cash items:
     Loss from discontinued operations......................    198,000     199,310
     Non-cash interest expense..............................      3,399       2,711
     Preferred security dividends...........................      6,475          --
     Depreciation and amortization..........................     12,483      10,662
  Changes in operating assets and liabilities...............     87,505      12,655
                                                              ---------   ---------
          Net cash and cash equivalents provided by
            continuing operations...........................    145,659      48,558
Investing activities:
  Net purchase of property and equipment....................     (9,460)     (6,952)
                                                              ---------   ---------
          Net cash and cash equivalents used in investing
            activities......................................     (9,460)     (6,952)
Financing activities:
  Net repayments under credit facility......................   (224,245)   (363,199)
  Accounts receivable securitization........................         --      14,690
  Proceeds from issuance of common stock (see Note 8).......    167,817       1,273
  Dividend payments on preferred securities.................     (7,068)         --
  Other.....................................................       (304)       (470)
                                                              ---------   ---------
          Net cash and cash equivalents used in financing
            activities......................................    (63,800)   (347,706)
  Cash paid for special charges.............................     (3,509)     (2,807)
  Cash (used in) provided by discontinued operations........    (64,568)    294,446
                                                              ---------   ---------
  Net increase (decrease) in cash and cash equivalents......      4,322     (14,461)
  Cash and cash equivalents at beginning of period..........      6,797      23,100
                                                              ---------   ---------
  Cash and cash equivalents at end of period................  $  11,119   $   8,639
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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet of the Company at December 31, 1999, has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements and footnote disclosures should be read in conjunction with the December 31, 1999 audited consolidated financial statements and the notes thereto.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes thereto. Actual results, including the Company's estimated costs to exit its Physician Practice Management ("PPM") operations, as discussed in Notes 5 and 6, could differ from those estimates.

     Certain prior period balances have been reclassified to conform to the current period's presentation. Such reclassifications had no material effect on the previously reported consolidated financial position, results of operations or cash flows of the Company.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A that delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation date of SAB No. 101. The Company must adopt SAB No. 101 no later than in the fourth quarter of fiscal 2001. The Company does not expect the adoption of SAB No. 101 to have a material impact on its financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 is effective July 1, 2000. The Company does not expect the adoption of FIN No. 44 to have a material impact on its financial position or results of operations.

                               CAREMARK RX, INC.

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

NOTE 4.  CREDIT FACILITY

     The Company has a credit facility with Bank of America, N.A. (formerly NationsBank N.A.), as administrative agent. The Company has pledged the capital stock of Caremark International Inc. ("CII"), which owns Caremark, as security for amounts outstanding. The credit facility is guaranteed by the Company's material subsidiaries and matures in June 2001. The credit facility consists of the following:

     - An amortizing tranche A term loan with $34.0 million outstanding at June 30, 2000. Quarterly principal payments on this term loan began in November 1999.

     - A non-amortizing tranche B term loan with $46.7 million outstanding at June 30, 2000.

     - A revolving credit facility in an aggregate principal amount of up to $400 million. At June 30, 2000, the Company had $74.4 million in borrowings, $63.2 million in letters of credit and $147.0 million reserved for the Senior Subordinated Notes under the revolving credit facility. Net of these amounts, the Company had $115.4 million available for borrowing under the credit facility as of June 30, 2000.

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

NOTE 5.  DISCONTINUED OPERATIONS

     During the first quarter of 2000 the Company recorded a charge of $198.0 million as a result of its progress in completing the exit from its PPM operations. This charge includes a $153.3 million adjustment in the net assets of the Company's remaining PPM operations and $44.7 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts are estimates. The actual results could differ from those outlined above. During the six months ended June 30, 2000, the Company completed the divestiture of three of its PPM practices. As of June 30, 2000, the Company is operating one remaining PPM practice.

                               CAREMARK RX, INC.

NOTE 6.  CALIFORNIA PPM DISCONTINUED OPERATIONS

     The Company's California PPM operations included MedPartners Provider Network, Inc. ("MPN"), a wholly-owned subsidiary of the Company and a healthcare service plan licensed by the State of California (the "State") under the Knox-Keene Health Care Service Plan Act of 1975. In March 1999, the California Department of Corporations (the "DOC") appointed a conservator and assumed control of the business operations of MPN. The conservator, purportedly on behalf of MPN, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The Company judicially challenged the authority of both the DOC and the conservator to take these actions in both the California Superior Court and in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court").

     The Company, MPN, and representatives of the State subsequently executed an agreement to settle the disputes relating to MPN (the "Settlement Agreement"), which was approved by the Bankruptcy Court. The Company, various of its subsidiaries, MPN, certain managed physician practices and various health plans executed a supplemental agreement (the "Supplemental Plan Agreement"), pursuant to which (1) the parties to the Supplemental Plan Agreement agreed to subordinate, waive and/or release various claims against one another on the terms and conditions set forth therein, and (2) the health plans agreed to support the Chapter 11 plan of reorganization (the "Plan of Reorganization") to be filed by MPN. The Supplemental Plan Agreement was approved by the Bankruptcy Court following a hearing on February 7, 2000. The Supplemental Plan Agreement has subsequently been amended numerous times, and such amendments have been approved by the Bankruptcy Court. A revised Supplemental Plan Agreement has been submitted to the Bankruptcy Court as an exhibit to the Second Amended Chapter 11 Plan of Reorganization, dated July 7, 2000 (the "Second Amended Plan"), and a hearing to approve the revised Supplemental Plan Agreement will be held contemporaneously with the hearing on confirmation of the Second Amended Plan. MPN filed an initial draft of the Plan of Reorganization on November 5, 1999. An amended Plan of Reorganization, accompanied by a revised disclosure statement to accompany that plan, was filed with the Bankruptcy Court on February 3, 2000, and the Second Amended Plan was filed with the Bankruptcy Court on July 7, 2000, contemporaneously with an amended and restated disclosure statement. On July 19, 2000, the Bankruptcy Court entered an order which: (1) approved the disclosure statement of MPN to accompany the Second Amended Plan; (2) set August 29, 2000 as the hearing date on confirmation of the Second Amended Plan; (3) set August 16, 2000 as the voting deadline for acceptance or rejection of the Second Amended Plan; and (4) approved the form of ballots to be used in connection with the vote on the Second Amended Plan.

NOTE 7.  CONVERTIBLE PREFERRED SECURITIES

     In September, 1999, the Company privately placed $200.0 million Guaranteed Preferred Beneficial Interest in Caremark Rx Junior Subordinated Debt Securities ("Convertible Preferred Securities"). The issuer of the Convertible Preferred Securities is a trust, which is a wholly owned finance subsidiary of the Company, with no independent assets or operations. The sole assets of the trust are the 7% Convertible Subordinated Debentures of the Company, maturing October 1, 2029, with principal amount equal to $206.2 million. (This is equal to the amount of the Convertible Preferred Securities plus the amount of the common equity issued by the Trust to the Company.) Considered together, (1) the Company's guaranty, to the extent that the trust has funds available, of distribution and liquidation payments on the Convertible Preferred Securities and (2) the Company's obligations under (a) its Convertible Subordinated Debentures and the related Indenture and (b) the trust's Trust Agreement, provide a full and unconditional guarantee of amounts due on the Convertible Preferred Securities issued by the trust.

NOTE 8.  CONTINGENCIES

     The Company is party to certain legal actions arising in the ordinary course of business. The Company is named as a defendant in various legal actions arising primarily out of services rendered by physicians and

                               CAREMARK RX, INC.

others employed by its managed medical groups, as well as personal injury and employment disputes. In addition, certain of its managed medical groups are named as defendants in numerous actions alleging medical negligence on the part of their physicians. In certain of these actions, the Company and/or the medical group's insurance carrier has either declined to provide coverage or has provided a defense subject to a reservation of rights. Management does not view any of these actions as likely to result in an uninsured award that would have a material adverse effect on the operating results or financial condition of the Company.

     In September 1997 the Company issued 6.50% Threshold Appreciation Price Securities ("TAPS"). The TAPS were initially secured by $481.4 million in U.S. Treasury Notes. The Company was to receive the proceeds of these U.S. Treasury Notes on August 31, 2000, the date the TAPS were scheduled to be surrendered by the TAPS holders.

     In 1999, two lawsuits were filed in the Supreme Court of the State of New York, County of New York, claiming that a "Termination Event" had occurred with respect to the TAPS. Both of these lawsuits have been dismissed with prejudice. The Company settled one of these lawsuits, which involved plaintiffs holding approximately 35 percent of the outstanding TAPS (the "Settling TAPS Holders"), in April 2000 (the "New York Settlement").

     The New York Settlement provided, among other things, that the Settling TAPS Holders would receive 1.55 shares of the Company's common stock for each TAPS owned or controlled by them. Accordingly, on April 14, 2000, the Company delivered 1.55 shares of the Company's common stock for each TAPS tendered by the Settling TAPS Holders and paid to the Settling TAPS Holders accrued and unpaid interest due on the U.S. Treasury Notes corresponding to the tendered TAPS. The Company received approximately $168.0 million in cash from the cancellation of the related TAPS, which was used to reduce indebtedness under the credit facility. Approximately $147.0 million was applied to the revolving credit facility, and will subsequently be used to retire a portion of the Company's Senior Subordinated Notes in the principal amount of $420 million, which become due in September 2000. The remaining $21.0 million was applied to the term loans under the Company's credit facility. The New York Settlement will not have a material adverse impact on the continuing operations of the Company.

     The New York Settlement provides that, in the event the Company settles litigation with other holders of TAPS for a greater value per each TAPS, as measured in accordance with the terms of the settlement agreement, than the settlement value of the New York Settlement, the Company will pay each Settling TAPS Holder the difference in value per each TAPS between the settlement value of the New York Settlement and the settlement value of any settlement with other holders of TAPS.

     In March 2000, a purported class action was filed in the Circuit Court of Franklin County, Alabama, also claiming that a Termination Event had occurred. This lawsuit was subsequently certified by the court as a "non-opt out" class action, and therefore includes all TAPS holders other than those who were parties to the New York Settlement. The Company reached a settlement in this lawsuit (the "Alabama Settlement"), which has received final court approval pursuant to a Final Approval Order and Judgment issued on June 9, 2000 (the "Final Order") by the Circuit Court of Franklin County, Alabama. On June 19, 2000, certain TAPS holders filed a notice of appeal to the Supreme Court of Alabama, questioning the Circuit Court's order denying their motion to intervene and the adequacy of the settlement. On July 21, 2000, two other TAPS holders filed notices of appeal to the Supreme Court of Alabama, purporting to appeal on the same grounds as the June 19, 2000 appeal. The Company believes that the appeals are without merit, and intends to vigorously contest each issue raised in the appeals.

     The Alabama Settlement provides that on August 31, 2000, each class member will be entitled to receive common stock for such class member's TAPS at the rate provided for by the Purchase Contract Agreement related to the TAPS. Each class member will also receive interest through this date and a yield enhancement payment unless the class member decides to settle the Purchase Contract Agreement earlier in accordance

                               CAREMARK RX, INC.

with the Alabama Settlement terms. Additionally, the Company will issue 0.22 additional shares of common stock for each TAPS, subject to the terms of the Alabama Settlement. The Alabama Settlement will not have a material adverse effect on the continuing operations of the Company.

     On April 11, 2000, certain TAPS holders filed a lawsuit entitled Aragon Investments, Ltd. et al. v. Caremark Rx, Inc. in the Supreme Court of the State of New York, County of New York, claiming that a "Termination Event" had occurred with respect to the TAPS. The Supreme Court of the State of New York previously postponed further action in the Aragon litigation pending action by the Circuit Court of Franklin County, Alabama relating to the Alabama Settlement. The Company does not know what future action, if any, the Supreme Court of the State of New York will take with respect to this litigation.

     Any adverse developments in this litigation that would prevent the Company from timely receiving the proceeds of the U.S. Treasury Notes securing the remaining TAPS would materially adversely affect the Company's liquidity position, including its ability to repay the Senior Subordinated Notes due in September 2000.

     In June 1995, Caremark and CII agreed to settle an investigation with certain agencies of the United States government (the "Government Settlement"). In the Government Settlement, Caremark and CII agreed to continue to maintain certain compliance-related oversight procedures until June 15, 2000, at which time the Government Settlement expired.

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

                               CAREMARK RX, INC.

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

     The Company has assigned lease obligations related to its discontinued operations of approximately $139.4 million to various parties. The Company and/or one or more of its subsidiaries remain as guarantor or obligator on these lease obligations. The leases have been assigned to numerous unrelated entities and the Company believes there is no significant concentration of credit risk.

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

     The Company has added two large managed care contracts since the second quarter of 1999. While this resulted in higher revenues and higher average revenue per account, the Company's gross margins -- that is, gross profit as a percentage of net revenues -- have decreased. Managed care plans typically involve a higher concentration of retail pharmacy services, which have a lower margin than the Company's mail service pharmacy and specialty therapeutic services. The Company anticipates its gross margin for the remaining quarters of 2000 to be lower than the corresponding prior year quarters as a result of the large new managed care contracts noted above.

     The Company had tax net operating loss ("NOL") carryforwards of approximately $2.3 billion as of December 31, 1999. Because of the uncertainty of the ultimate realization of the net deferred tax asset, the Company has established a valuation allowance for the amount of the net deferred tax asset that is not otherwise expected to be used to offset deferred tax liabilities. Additionally, its sales of discontinued operations have and will continue to generate additional tax NOL carryforwards in 2000. If not utilized to offset future taxable income, the net operating loss carryforwards will expire on various dates through 2020. The Company's taxes payable in 2000 and, until such time as its NOLs are utilized, will consist of state taxes in those states where it does not have state NOL carryforwards and alternative minimum taxes for federal income tax purposes. The Company expects its effective tax rate to be approximately 7.5% until such time as the NOLs are utilized.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     For the three months ended June 30, 2000 and 1999, net revenue was $1,084.5 million and $796.2 million, representing an increase of $288.3 million (36.2%) from 1999 to 2000. Key factors contributing to this growth include new customer contracts, including two large managed care contracts, higher customer retention, additional services provided to existing customers and drug cost inflation.

     Cost of revenues increased to 92.3% of net revenue during the second quarter of 2000 from 90.8% for the same period of 1999. This increase is due primarily to the increased mix of retail revenue to total revenue due to the addition of two large managed care contracts.

     Selling, general and administrative expense decreased to 2.6% of net revenue during the second quarter of 2000 from 3.1% in the same period of 1999. This decrease results from increased sales volumes which do not require corresponding increases in administrative expenses.

     Operating income and margins were $49.5 million and 4.6% for the three months ended June 30, 2000. Operating income and margins were $43.1 million and 5.4% for the three months ended June 30, 1999. (Operating income represents earnings before interest and income taxes and excludes losses from discontinued operations.) The 14.8% increase in operating income is primarily due to the growth in revenue. The decrease in operating margin was due primarily to the addition of two large managed care plans since the second quarter of 1999. Managed care plan accounts produce lower margins due to their higher retail product mix.

     Net interest expense was $25.4 million and $30.5 million for the three months ended June 30, 2000 and 1999, respectively. The period over period decrease in interest expense primarily resulted from reduced debt levels, including the reduction in the revolver due to the receipt of a portion of the TAPS proceeds in April 2000. The reduction in interest expense due to reduced debt levels was offset by increases in interest rates on the Company's credit facility which is subject to variable rates.

     The Company's effective tax rate was 7.5% for the second quarter of 2000. This effective rate is the result of the tax NOL carryforwards discussed above and tax planning strategies in certain states that allow consolidated return filings that will allow the Company to utilize its consolidated NOL in these states. This effective tax rate is expected to be achieved for the foreseeable future.

     The Company recorded dividends on its Convertible Preferred Securities of $3.3 million during the three months ended June 30, 2000. Dividends on the Convertible Preferred Securities are payable at an annual rate of 7% of the liquidation amount of $50 per Convertible Preferred Security, and are payable quarterly in arrears on January 1, April 1, July 1 and October 1 each year. The Convertible Preferred Securities were not outstanding in the second quarter of 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     For the six months ended June 30, 2000 and 1999, net revenue was $2,137.0 million and $1,581.3 million, representing an increase of $555.7 million (35.1%) from 1999 to 2000. Key factors contributing to this growth include new customer contracts, including two large managed care contracts, higher customer retention, additional services provided to existing customers and drug cost inflation.

     Cost of revenues increased to 92.1% of net revenue during the first six months of 2000 from 91.0% for the same period of 1999. This increase is due primarily to the increased mix of retail revenue to total revenue due to the addition of two large managed care contracts.

     Selling, general and administrative expense decreased to 2.6% of revenue during the first six months of 2000 from 3.1% in the same period of 1999. This decrease results from increased sales volumes which do not require corresponding increases in administrative expenses.

     Operating income and margins were $100.0 million and 4.7% for the six months ended June 30, 2000. Operating income and margins were $82.0 million and 5.2% for the six months ended June 30, 1999. (Operating income represents earnings before interest and income taxes and excludes losses from discontinued operations.) The 22.0% increase in operating income is primarily due to the growth in revenue. The decrease in operating margin was due primarily to the addition of two large managed care plans since the second quarter of 1999. Managed care plan accounts produce lower margins due to their higher retail product mix.

     Net interest expense was $54.3 million and $57.6 million for the six months ended June 30, 2000 and 1999, respectively. The period over period decrease in interest expense primarily resulted from decreased debt levels, including the reduction in the revolver due to the receipt of a portion of the TAPS proceeds in April 2000. The reduction in interest expense due to reduced debt levels was offset by increases in interest rates on the Company's credit facility, which is subject to variable rates.

     The Company's effective tax rate was 7.5% for the second quarter of 2000. This effective rate is the result of the tax NOL carryforwards discussed above and tax planning strategies in certain states that allow consolidated return filings that will allow the Company to utilize its consolidated NOL in these states. This effective tax rate is expected to be achieved for the foreseeable future.

     The Company recorded dividends on its Convertible Preferred Securities of $6.5 million during the six months ended June 30, 2000. Dividends on the Convertible Preferred Securities are payable at an annual rate of 7% of the liquidation amount of $50 per Convertible Preferred Security, and are payable quarterly in arrears on January 1, April 1, July 1 and October 1 each year. The Convertible Preferred Securities were not outstanding in the first six months of 1999.

     During the first quarter of 2000 the Company recorded a charge of $198.0 million as a result of its progress in completing the exit from its PPM operations. This charge includes a $153.3 million adjustment in the net assets of the Company's remaining PPM operations and $44.7 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts are estimates. The actual results could differ from those outlined above. During the six months ended June 30, 2000, the Company completed the divestiture of three of its PPM practices. Net proceeds from these divestitures totaled $21.6 million.

     During the second quarter of 1999, the Company recorded a charge for $199.3 million related to the net loss on the disposal of its discontinued operations. This charge consisted of $119.9 million for the impairment and write-offs of intangibles and other PPM assets, adjustments to the estimated costs to exit the PPM operations of approximately $73.6 million and an adjustment of approximately $5.8 million related to the gain on the sale of the contract services business.

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

     Cash Flows. The Company's cash flow from continuing operations for the six months ended June 30, 2000 was $145.7 million. This positive cash flow was offset by cash used in discontinued operations ($64.6 million), capital expenditures ($9.5 million) and repayments of amounts under the company's credit facility ($224.2 million). Among other things, the Company's cash flow from operations was positively affected by improved inventory management and a reduction of days outstanding in the therapeutic pharmaceutical services accounts receivable.

     The Company's financing activities included the receipt of approximately $168 million in cash from the cancellation of certain of the TAPS which was used to reduce indebtedness under the credit facility. Approximately $147 million was applied to the revolving credit facility, and will subsequently be used to retire a portion of the Senior Subordinated Notes. The remaining $21 million was applied to the term loans under the Company's credit facility. See "Liquidity and Capital Resources -- Other Indebtedness" and "Note 8. Contingencies" for further discussions.

     Credit Facility. The Company has a credit facility with Bank of America, N.A. (formerly NationsBank N.A.), as administrative agent. The Company has pledged the capital stock of CII, which owns Caremark, the primary operating subsidiary, as security for amounts outstanding. The credit facility is guaranteed by the Company's material subsidiaries and matures in June 2001, with all amounts then outstanding due at that time. The credit facility consists of the following:

     - An amortizing tranche A term loan with $34.0 million outstanding at June 30, 2000. Quarterly principal payments on this term loan began in November 1999.

     - A non-amortizing tranche B term loan with $46.7 million outstanding at June 30, 2000.

     - A revolving credit facility in an aggregate principal amount of up to $400 million. At June 30, 2000, the Company had $74.4 million in borrowings, $63.2 million in letters of credit and $147.0 million reserved for the Senior Subordinated Notes under the revolving credit facility. Net of these amounts, the Company had $115.4 million available for borrowing under the credit facility as of June 30, 2000.

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

     The credit facility contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidation, dispose of assets, make investments, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions, and change its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions, defaults for any material judgment or change in control, and defaults relating to liabilities arising from the Company making additional investment in its California PPM business. The Company currently anticipates it will amend and extend the term of its current credit facility, execute a new credit facility and/or issue public equity/debt prior to June 2001 when the current credit facility matures.

     Convertible Preferred Securities. In September 1999, the Company privately placed $200 million of Convertible Preferred Securities. The Convertible Preferred Securities mature in the year 2029, but are redeemable prior to maturity at the option of the Company beginning October 15, 2002, at prices ranging from $52.00 to $50.00 plus accumulated and unpaid interest per Convertible Preferred Security. Each Convertible Preferred Security is convertible at the option of the holder into shares of Common Stock at a conversion rate of 6.7125 shares of Common Stock for each Convertible Preferred Security (equivalent to a conversion price of $7.4488 per share of Common Stock.) Dividends on the Convertible Preferred Securities are payable at an annual rate of 7% of the liquidation amount of $50 per Convertible Preferred Security, and are payable quarterly in arrears on January 1, April 1, July 1 and October 1 each year, beginning January 1, 2000. Dividends on the Convertible Preferred Securities may be deferred by the Company for up to 20 consecutive quarters. The Company has no intention at the present time to defer the payment of the dividends.

     Receivables Securitization. The credit facility as amended permits up to $125 million in accounts receivable securitization. The Company has securitized certain of its accounts receivable pursuant to an accounts receivable securitization facility with The Chase Manhattan Bank as funding agent. As of June 30, 2000, the Company had securitized approximately $100.0 million in accounts receivable.

     Discontinued Operations. Cash used to fund exit costs, which are classified in current liabilities as other accrued expenses and liabilities, will be funded by the revolving credit facility, cash flow from continuing operations and proceeds from the sales of the discontinued operations. The Company believes that approximately $100.0 million in net cash funding, including approximately $80.0 million in the last two quarters of 2000, will be required for the next twelve months. The Company believes that amounts available from the sales of discontinued operations, amounts available under the revolving credit facility (including $40 million in letters of credit which will be used to fund discontinued operations in California), and cash flow from continuing operations will be sufficient to fund the cash requirements of the discontinued operations. However, there can be no assurance that the cash generated from such sources will be sufficient to meet these funding needs or that the Company's estimate of discontinued operations funding requirements will not increase. If the cash generated from these sources is not sufficient to meet these funding needs, the Company would seek to enhance its liquidity position through further modifications to the credit facility, incurrence of additional indebtedness, asset sales, restructuring of debt, and/or the sale of securities. Although the Company currently believes that one or more of such alternatives would be available to enhance liquidity, each such alternative is dependent upon future events, conditions and other matters outside the Company's control.

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

     TAPS. In September 1997, the Company issued 21.7 million 6.50% TAPS with a stated amount of $22.1875 per security. Each TAPS consists of (i) a stock purchase contract which obligates the holder to purchase Common Stock on the final settlement date (August 31, 2000) and (ii) 6.25% U.S. Treasury Notes due August 31, 2000. The Treasury Notes forming a part of the TAPS have been pledged to secure the obligations of the TAPS holders under the purchase contracts. Pursuant to the TAPS, TAPS holders receive payments equal to 6.50% of the stated amount per annum consisting of interest on the Treasury Notes at the rate of 6.25% per annum and yield enhancement payments payable semi-annually by the Company at the rate of 0.25% of the stated amount per annum. At June 30, 2000, these securities are not included on the Company's balance sheet.

     In 1999, two lawsuits were filed in the Supreme Court of the State of New York, County of New York, claiming that a "Termination Event" had occurred with respect to the TAPS. Both of these lawsuits have been dismissed with prejudice. One of these lawsuits, which involved plaintiffs holding approximately 35 percent of the outstanding TAPS, was settled by the Company in April 2000 (the "New York Settlement"). As a result the Company has issued 11,741,250 shares of common stock and paid accrued interest on the 7,575,000 related TAPS through April 14, 2000. The Company received approximately $168.0 million in cash from the cancellation of the related TAPS, which was used to reduce indebtedness under the credit facility. Approximately $147.0 million was applied to the revolving credit facility, and will subsequently be used to retire a portion of the Senior Subordinated Notes. The remaining $21.0 million was applied to the term loans under the Company's credit facility.

     In March 2000, a purported class action was filed in the Circuit Court of Franklin County, Alabama, also claiming that a Termination Event had occurred. This lawsuit was subsequently certified by the court as a "non-opt out" class action, and therefore includes all TAPS holders other than those who were parties to the New York Settlement. The Company reached a settlement in this lawsuit (the "Alabama Settlement"), which received final court approval pursuant to a Final Approval Order and Judgment issued on June 9, 2000 (the "Final Order") by the Circuit Court of Franklin County, Alabama. On June 19, 2000, certain TAPS holders filed a notice of appeal to the Supreme Court of Alabama, questioning the Circuit Court's order denying their motion to intervene and the adequacy of the settlement. On July 21, 2000, two other TAPS holders filed notices of appeal to the Supreme Court of Alabama, purporting to appeal on the same grounds as the June 19, 2000 appeal. The Company believes that the appeals are without merit, and intends to vigorously contest each issue raised in the appeals.

     The Alabama Settlement provides that on August 31, 2000, each class member will be entitled to receive common stock for such class member's TAPS at the rate provided for by the Purchase Contract Agreement related to the TAPS. Each class member will also receive interest through this date and a yield enhancement payment unless the class member decides to settle the Purchase Contract Agreement earlier in accordance with the Alabama Settlement terms. Additionally, the Company will issue 0.22 additional shares of common stock for each TAPS, subject to the terms of the Alabama Settlement. Accordingly, the Company will issue a total of 17,231,297 shares of common stock in exchange for the 14,124,014 remaining TAPS pursuant to the Alabama Settlement. The Alabama Settlement will not have a material adverse effect on the continuing operations of the Company.

     The Company anticipates using proceeds of the U.S. Treasury Notes securing the outstanding TAPS and amounts available under the credit facility to repay the Company's Senior Subordinated Notes in September 2000.

     Any adverse developments in this litigation that would prevent the Company from timely receiving the proceeds of the U.S. Treasury Notes securing the remaining TAPS would materially adversely affect the Company's liquidity position, including its ability to repay the Senior Subordinated Notes due in September 2000. For more information see "Legal Proceedings."

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The future operating results and financial condition of the Company are dependent on the Company's ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. The future operating results and financial condition of the Company may be affected by a number of additional factors, including: the Company's divestiture strategy; competition for expansion opportunities; efforts to control healthcare costs; exposure to professional liability; and pharmacy licensing requirements; healthcare reform legislation; implementation of the Company's settlement agreement with the State of California; adverse resolution of lawsuits pending against the Company including litigation related to the TAPS; implementation of the Company's strategic plan; and the Company's liquidity and capital requirements. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

     There are various legal matters which, if materially adversely determined, could have a material adverse effect on the Company's operating results and financial condition. See Item 3 of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1999 and Notes 6 and 8 of the unaudited condensed consolidated financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates related to its long-term debt. The impact on earnings and value of its current and long-term debt is subject to change as a result of movements in market rates and prices. As of June 30, 2000, the Company had $155.2 million in current and long-term debt subject to variable interest rates. The remaining $870.0 million in current and long-term debt is subject to fixed rates of interest. A hypothetical increase in interest rates of 1% would result in potential reductions in future pre-tax earnings of approximately $1.6 million per year. The impact of such a change on the carrying value of the current and long-term debt would not be significant. These amounts are determined based on the impact of the hypothetical interest rates on the Company's current and long-term debt balances and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

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

     In September 1997 the Company issued 6.50% Threshold Appreciation Price Securities ("TAPS"). The TAPS were initially secured by $481.4 million in U.S. Treasury Notes. The Company was to receive the proceeds of these U.S. Treasury Notes on August 31, 2000, the date the TAPS were scheduled to be surrendered by the TAPS holders.

     In 1999, two lawsuits were filed in the Supreme Court of the State of New York, County of New York, claiming that a "Termination Event" had occurred with respect to the TAPS. Both of these lawsuits have been dismissed with prejudice. The Company settled one of these lawsuits, which involved plaintiffs holding approximately 35 percent of the outstanding TAPS (the "Settling TAPS Holders"), in April 2000 (the "New York Settlement").

     The New York Settlement provided, among other things, that the Settling TAPS Holders would receive 1.55 shares of the Company's common stock for each TAPS owned or controlled by them. Accordingly, on April 14, 2000, the Company delivered 1.55 shares of the Company's common stock for each TAPS tendered by the Settling TAPS Holders and paid to the Settling TAPS Holders accrued and unpaid interest due on the U.S. Treasury Notes corresponding to the tendered TAPS. The Company received approximately $168.0 million in cash from the cancellation of the related TAPS, which was used to reduce indebtedness under the credit facility. Approximately $147.0 million was applied to the revolving credit facility, and will subsequently be used to retire a portion of the Company's Senior Subordinated Notes in the principal amount of $420 million, which become due in September 2000. The remaining $21.0 million was applied to the term loans under the Company's credit facility. The New York Settlement will not have a material adverse impact on the continuing operations of the Company.

     The New York Settlement provides that, in the event the Company settles litigation with other holders of TAPS for a greater value per each TAPS, as measured in accordance with the terms of the settlement agreement, than the settlement value of the New York Settlement, the Company will pay each Settling TAPS Holder the difference in value per each TAPS between the settlement value of the New York Settlement and the settlement value of any settlement with other holders of TAPS.

     In March 2000, a purported class action was filed in the Circuit Court of Franklin County, Alabama, also claiming that a Termination Event had occurred. This lawsuit was subsequently certified by the court as a "non-opt out" class action, and therefore includes all TAPS holders other than those who were parties to the New York Settlement. The Company reached a settlement in this lawsuit (the "Alabama Settlement"), which has received final court approval pursuant to a Final Approval Order and Judgment issued on June 9, 2000 (the "Final Order") by the Circuit Court of Franklin County, Alabama. On June 19, 2000, certain TAPS holders filed a notice of appeal to the Supreme Court of Alabama, questioning the Circuit Court's order denying their motion to intervene and the adequacy of the settlement. On July 21, 2000, two other TAPS holders filed notices of appeal to the Supreme Court of Alabama, purporting to appeal on the same grounds as the June 19, 2000 appeal. The Company believes that the appeals are without merit, and intends to vigorously contest each issue raised in the appeals.

     The Alabama Settlement provides that on August 31, 2000, each class member will be entitled to receive common stock for such class member's TAPS at the rate provided for by the Purchase Contract Agreement related to the TAPS. Each class member will also receive interest through this date and a yield enhancement payment unless the class member decides to settle the Purchase Contract Agreement earlier in accordance with the Alabama Settlement terms. Additionally, the Company will issue 0.22 additional shares of common stock for each TAPS, subject to the terms of the Alabama Settlement. The Alabama Settlement will not have a material adverse effect on the continuing operations of the Company.

     On April 11, 2000, certain TAPS holders filed a lawsuit entitled Aragon Investments, Ltd. et al. v. Caremark Rx, Inc. in the Supreme Court of the State of New York, County of New York, claiming that a "Termination Event" had occurred with respect to the TAPS. The Supreme Court of the State of New York previously postponed further action in the Aragon litigation pending action by the Circuit Court of Franklin County, Alabama relating to the Alabama settlement. The Company does not know what future action, if any, the Supreme Court of the State of New York will take with respect to this litigation.

     In June 1995, Caremark and CII agreed to settle an investigation with certain agencies of the United States government (the "Government Settlement"). In the Government Settlement, Caremark and CII agreed to continue to maintain certain compliance-related oversight procedures until June 15, 2000, at which time the Government Settlement expired.

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

     The Company's California PPM operations included MedPartners Provider Network, Inc. ("MPN"), a wholly-owned subsidiary of the Company and a healthcare service plan licensed by the State of California

(the "State") under the Knox-Keen Health Care Service Plan Act of 1975. In March 1999, the California Department of Corporations (the "DOC") appointed a conservator and assumed control of the business operations of MPN. The conservator, purportedly on behalf of MPN, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The Company judicially challenged the authority of both the DOC and the conservator to take these actions in both the California Superior Court and in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court").

     The Company, MPN, and representatives of the State subsequently executed an agreement to settle the disputes relating to MPN (the "Settlement Agreement"), which was approved by the Bankruptcy Court. The Company, various of its subsidiaries, MPN, certain managed physician practices and various health plans executed a supplemental agreement (the "Supplemental Plan Agreement"), pursuant to which (1) the parties to the Supplemental Plan Agreement agreed to subordinate, waive and/or release various claims against one another on the terms and conditions set forth therein, and (2) the health plans agreed to support the Chapter 11 plan of reorganization (the "Plan of Reorganization") to be filed by MPN. The Supplemental Plan Agreement was approved by the Bankruptcy Court following a hearing on February 7, 2000. The Supplemental Plan Agreement has subsequently been amended numerous times, and such amendments have been approved by the Bankruptcy Court. A revised Supplemental Plan Agreement has been submitted to the Bankruptcy Court as an exhibit to the Second Amended Chapter 11 Plan of Reorganization, dated July 7, 2000 (the "Second Amended Plan"), and a hearing to approve the revised Supplemental Plan Agreement will be held contemporaneously with the hearing on confirmation of the Second Amended Plan. MPN filed an initial draft of the Plan of Reorganization on November 5, 1999. An amended Plan of Reorganization, accompanied by a revised disclosure statement to accompany that plan, was filed with the Bankruptcy Court on February 3, 2000, and the Second Amended Plan was filed with the Bankruptcy Court on July 7, 2000, contemporaneously with an amended and restated disclosure statement. On July 19, 2000, the Bankruptcy Court entered an order which: (1) approved the disclosure statement of MPN to accompany the Second Amended Plan; (2) set August 29, 2000 as the hearing date on confirmation of the Second Amended Plan; (3) set August 16, 2000 as the voting deadline for acceptance or rejection of the Second Amended Plan; and (4) approved the form of ballots to be used in connection with the vote on the Second Amended Plan.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 1, 1995, the Company's Board of Directors declared a dividend of one preferred purchase right (an "Original Right") for each outstanding share of the Company's common stock. The Original Rights granted the holder of the right to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock of the Company, par value $.001 per share (the "Preferred Shares"), at a price of $52.00 (the "Rights Purchase Price") per one one-hundredth of a Preferred Share, subject to adjustment. The Original Rights granted the holder the right to purchase the Preferred Shares commencing on the tenth day following the earlier of the acquisition by any person of the beneficial ownership of 10% or more of the Company's outstanding common stock or the announcement of a tender offer or exchange wherein any person would acquire beneficial ownership of 10% or more of the Company's outstanding common stock.

     On February 1, 2000, the Company amended and restated its Rights Agreement. The amendment did not change the number of Preferred Shares to be purchased upon exercise of any right nor did it change the Rights Purchase Price. The amendment did, however, change the terms under which holders may exercise the rights. As amended, holders of rights may exercise the rights commencing on the tenth day following the earlier of the acquisition by any person of the beneficial ownership of 20% or more of the Company's outstanding common stock or the announcement of a tender offer or exchange wherein any person would acquire beneficial ownership of 20% or more of the Company's outstanding common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's Annual Meeting of Stockholders was held on May 31, 2000.

     (b) Not applicable.

     (c) The following proposals were adopted by the stockholders of the Company;

        (i) The election of six Directors.

     The vote on the above was:

                                                                  FOR        ABSTAIN
                                                              -----------   ---------
C.A. Lance Piccolo..........................................  176,866,417   1,980,642
Ted H. McCourtney...........................................  176,819,251   2,027,808
Richard M. Scrushy..........................................  176,629,219   2,217,840
Edward L. Hardin, Jr........................................  176,703,657   2,143,402
Harris Diamond..............................................  176,814,427   2,032,632
Edwin M. Banks..............................................  176,823,303   2,023,757

     (d) Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The exhibits required by Regulation S-K are set forth in the following list:

 2.1   --   Amendment No. 15 to the Amended and Restated Operations and
            Settlement Agreement, dated as of April 30, 2000, among the
            Commissioner of the Department of Corporations of the State
            of California acting for himself and the Department of
            Corporations of the State of California, J. Mark Abernathy
            as Special Monitor-Examiner, the Company and its successors and assigns and MedPartners Provider Network, Inc., a
            California corporation, as a debtor and debtor in
            possession.
 2.2   --   Amendment No. 16 to the Amended and Restated Operations and
            Settlement Agreement, dated as of May 31, 2000, among the
            Commissioner of the Department of Corporations of the State
            of California acting for himself and the Department of
            Corporations of the State of California, J. Mark Abernathy
            as Special Monitor-Examiner, the Company and its successors and assigns and MedPartners Provider Network, Inc., a
            California corporation, as a debtor and debtor in
            possession.

 2.3   --   Amendment No. 17 to the Amended and Restated Operations and
            Settlement Agreement, dated as of July 3, 2000, among the
            Commissioner of the Department of Corporations of the State
            of California acting for himself and the Department of
            Corporations of the State of California, J. Mark Abernathy
            as Special Monitor-Examiner, the Company and its successors and assigns and MedPartners Provider Network, Inc., a
            California corporation, as a debtor and debtor in
            possession.
 3.1   --   MedPartners, Inc. Third Restated Certificate of
            Incorporation, filed as Exhibit 3.1 to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            1996, is hereby incorporated herein by reference.
 3.2   --   Certificate of Ownership and Merger, merging Caremark Rx,
            Inc. into MedPartners, Inc. filed as Exhibit 99.2 to the
            Company's Current Report on Form 8-K filed on September 14,
            1999, is hereby incorporated herein by reference.
 3.3   --   Caremark Rx, Inc. Fifth Amended and Restated Bylaws.
 4.1   --   Amended and Restated Rights Agreement, dated as of February
            1, 2000, between Caremark Rx, Inc. and First Chicago Trust
            Company, filed as Exhibit 4.1 to the Company's Current
            Report on Form 8-K filed on February 4, 2000, is hereby
            incorporated herein by reference.
 4.2   --   Purchase Contract Agreement, dated September 15, 1997,
            between MedPartners, Inc. and The First National Bank of
            Chicago, filed as Exhibit 4.4 to the Company's Registration
            Statement of Form S-3 (Registration No. 333-35665), is
            hereby incorporated herein by reference.
 4.3   --   Pledge Agreement, dated September 15, 1997, by and between
            MedPartners, Inc., PNC Bank, Kentucky, Inc. and The First
            National Bank of Chicago, filed as Exhibit 4.5 to the
            Company's Registration Statement of Form S-3 (Registration
            No. 333-35665), is hereby incorporated herein by reference.
 4.4   --   Form of Common Stock Certificate of the Company.
 4.5   --   Certificate of Trust of Caremark Rx Capital Trust I, filed as Exhibit 4.1 to Amendment No. 1 to the Company's Quarterly
            Report on Form 10-Q for the fiscal quarter ended September
            30, 1999, is hereby incorporated herein by reference.
 4.6   --   Trust Agreement of Caremark Rx Capital Trust I dated as of
            September 10, 1999, by and between the Company, the
            Wilmington Trust Company, and the Administrative Trustees
            named therein, filed as Exhibit 4.2 to Amendment No. 1 to
            the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, is hereby incorporated
            herein by reference.
 4.7   --   Amended and Restated Trust Agreement dated as of September
            29, 1999, by and between the Company, the Wilmington Trust
            Company, and the Holders named therein, filed as Exhibit 4.3 to Amendment No. 1 to the Company's Quarterly Report on Form
            10-Q for the first fiscal quarter ended September 30, 1999, is hereby incorporated herein by reference.
 4.8   --   Indenture for the Convertible Subordinated Debentures due
            2029 dated as of September 29, 1999 between the Company, and the Wilmington Trust Company, filed as Exhibit 4.4 to
            Amendment No. 1 to the Company's Quarterly Report on Form
            10-Q for the fiscal quarter ended September 30, 1999, is
            hereby incorporated herein by reference.
 4.9   --   Form of Common Securities, filed as Exhibit 4.5 to Amendment
            No. 1 of the Company's Quarterly Report on Form 10-Q for the
            fiscal quarter ended September 30, 1999 is hereby
            incorporated herein by reference.
 4.10  --   Form of SPURS, filed as Exhibit 4.6 to Amendment No. 1 to
            the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, is hereby incorporated
            herein by reference.
 4.11  --   Form of Convertible Subordinated Debentures due 2029, filed as Exhibit 4.7 to Amendment No. 1 to the Company's Quarterly
            Report on Form 10-Q for the fiscal quarter ended September
            30, 1999, is hereby incorporated herein by reference.

     4.12  --         Guarantee Agreement dated as of September 29, 1999 by and between the Company and the Wilmington Trust
                      Company, filed as Exhibit 4.8 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the
                      fiscal quarter ended September 30, 1999, is hereby incorporated herein by reference.
    10.1   --         Amendment and Waiver No. 17 to the Third Amended and Restated Credit Agreement, dated April 10, 2000, among the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of
                      Chicago, Morgan Guaranty Trust Company of New York, Banc of America Securities LLC, and Bank of America,
                      N.A.
    10.2   --         Amendment and Waiver No. 18 to the Third Amended and Restated Credit Agreement, dated May 2, 2000, among the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago,
                      Morgan Guaranty Trust Company of New York, Banc of America Securities LLC, and Bank of America, N.A.
    10.3   --         Text of Final Order approving the class action settlement in the class action lawsuit entitled James Taff et al. v. Caremark Rx, Inc. et al., Case No. 0072, filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on June 13, 2000, is hereby incorporated herein by reference.
    10.4   --         Amendment No. 3, dated March 8, 2000, to Employment Agreement, dated August 6, 1998, by and between the
                      Company and E. Mac Crawford.
    10.5   --         Nonqualified Stock Option Agreement, dated March 8, 2000, by and between the Company and E. Mac Crawford.
    10.6   --         Amended and Restated Employment Agreement, dated May 1, 2000, by and between the Company and James H.
                      Dickerson, Jr.
    10.7   --         Employment Agreement, dated as of June 1, 2000, by and between the Company and Bradley S. Karro.
    27     --         Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

     The Company's Current Report on Form 8-K filed on April 19, 2000 (reporting under Item 5 the settlement of the case styled AGR Halifax Ltd. et al. v. MedPartners, Inc. et al., filed in the Supreme court of the State of New York).

     The Company's Current Report on Form 8-K filed on June 13, 2000 (reporting under Item 5 the final approval of the settlement of the case styled Taff et al.
v. Caremark Rx, Inc., et al., filed in the Circuit Court of Franklin County, Alabama).

     No other Items of Part II are applicable to the Company for the period covered by this Quarterly Report on Form 10-Q.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Caremark Rx, Inc.

                                          By:     /s/ HOWARD A. MCLURE
                                            ------------------------------------
                                                     Howard A. McLure
                                               Executive Vice President and
                                                 Chief Financial Officer

Date: August 7, 2000