Form 10-Q
period 2000-09-30
CAREMARK RX INC
filed 2000-11-07
CIK 1000736

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X]  Yes           [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                             OUTSTANDING AT OCTOBER 23, 2000
   Common Stock, Par Value $.001 Per Share                      229,456,119*

* Includes 7,954,510 shares held in trust to be utilized in employee benefit plans.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     "Forward-looking statements" are contained in this document primarily under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". Moreover, the Company, through its senior management, may from time to time make "forward-looking statements" about matters described herein or other matters concerning the Company.

     Factors which could adversely affect the Company's operations and financial results include, but are not limited to, the following:

     Risks relating to the Company's closure or divestiture of its Physician Practice Management ("PPM") business, including those related to the MPN (as defined herein) operations in the State of California; risks relating to the Company's compliance with or changes in government regulations, including pharmacy licensing requirements and healthcare reform legislation; risks relating to adverse resolution of lawsuits pending against the Company and its affiliates; risks relating to declining reimbursement levels for products distributed; risks relating to identification of growth opportunities; risks relating to implementation of the Company's strategic plan; risks relating to liabilities in excess of the Company's insurance and risks relating to the Company's liquidity and capital requirements.

                               CAREMARK RX, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

                                                                          PAGE
                                                                          ----
PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets -- September 30, 2000
              (Unaudited) and December 31, 1999.........................    4
            Condensed Consolidated Statements of Operations
              (Unaudited) -- Three Months Ended September 30, 2000
              and 1999..................................................    5
            Condensed Consolidated Statements of Operations
              (Unaudited) -- Nine Months Ended September 30, 2000
              and 1999..................................................    6
            Condensed Consolidated Statements of Cash Flows
              (Unaudited) -- Nine Months Ended September 30, 2000
              and 1999..................................................    7
            Notes to Condensed Consolidated Financial Statements
              (Unaudited)...............................................    8
    Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   15
    Item 3. Quantitative and Qualitative Disclosures About Market
              Risk......................................................   20
PART II -- OTHER INFORMATION
    Item 1. Legal Proceedings...........................................   21
    Item 2. Changes in Securities and Use of Proceeds...................   23
    Item 6. Exhibits and Reports on Form 8-K............................   24

                       CAREMARK RX, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $    16,760     $     6,797
  Accounts receivable, less allowances for doubtful accounts
     of $14,370 in 2000 and $14,146 in 1999.................       192,299         229,332
  Inventories...............................................       146,444         159,031
  Prepaid expenses and other current assets.................        14,799          14,880
  Current assets of discontinued operations.................        42,629         124,616
                                                               -----------     -----------
          Total current assets..............................       412,931         534,656
Property and equipment, net of accumulated depreciation of
  $95,223 in 2000 and $80,458 in 1999.......................       101,212         108,168
Intangible assets, net of accumulated amortization of
  $19,354 in 2000 and $15,500 in 1999.......................        37,486          41,080
Other assets................................................        49,082          54,089
Non-current assets of discontinued operations...............        26,039          32,853
                                                               -----------     -----------
          Total assets......................................   $   626,750     $   770,846
                                                               ===========     ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................   $   326,887     $   275,119
  Other accrued expenses and liabilities....................       157,309         162,768
  Income taxes payable......................................         2,264           6,978
  Current portion of long-term debt.........................       259,691          19,371
  Current liabilities of discontinued operations............       104,467          99,170
                                                               -----------     -----------
          Total current liabilities.........................       850,618         563,406
Long-term debt, net of current portion......................       450,000       1,230,025
Other long-term liabilities.................................        57,548          46,453
Long-term liabilities of discontinued operations............         4,606          12,437
                                                               -----------     -----------
          Total liabilities.................................     1,362,772       1,852,321
Contingencies (Note 9)
Convertible preferred securities............................       200,000         200,000
Stockholders' deficit:
  Common stock, $.001 par value; 400,000 shares authorized;
     issued -- 229,403 in 2000 and 199,523 in 1999..........           229             200
  Additional paid-in capital................................     1,435,044         952,432
  Shares held in trust, 8,269 in 2000 and 8,383 in 1999.....      (133,300)       (135,141)
  Accumulated deficit and other comprehensive loss..........    (2,237,995)     (2,098,966)
                                                               -----------     -----------
          Total stockholders' deficit.......................      (936,022)     (1,281,475)
                                                               -----------     -----------
          Total liabilities and stockholders' deficit.......   $   626,750     $   770,846
                                                               ===========     ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                       CAREMARK RX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 2000         1999
                                                              ----------    --------
Net revenue.................................................  $1,089,362    $812,996
Operating expenses:
  Cost of revenues..........................................   1,004,464     738,054
  Selling, general and administrative.......................      27,256      24,907
  Depreciation and amortization.............................       6,248       5,594
  Net interest expense......................................      22,291      29,335
                                                              ----------    --------
Income from continuing operations before income taxes.......      29,103      15,106
Income tax expense..........................................       2,182       1,179
                                                              ----------    --------
Income from continuing operations...........................      26,921      13,927
Preferred security dividends, net of tax benefit of $265 in
  2000 and $3 in 1999.......................................       3,273          35
                                                              ----------    --------
Net income available to common stockholders.................  $   23,648    $ 13,892
                                                              ==========    ========
Earnings per common share -- basic:
  Net income available to common stockholders...............  $     0.11    $   0.07
                                                              ==========    ========
Average number of common shares outstanding -- basic........     209,502     190,780
                                                              ==========    ========
Earnings per common share -- diluted:
  Net income available to common stockholders...............  $     0.11    $   0.07
                                                              ==========    ========
Average number of common shares outstanding -- diluted......     218,852     197,238
                                                              ==========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

                       CAREMARK RX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Net revenue.................................................  $3,226,366    $2,394,261
Operating expenses:
  Cost of revenues..........................................   2,973,637     2,179,006
  Selling, general and administrative.......................      82,603        72,560
  Depreciation and amortization.............................      18,731        16,256
  Net interest expense......................................      76,592        86,895
                                                              ----------    ----------
Income from continuing operations before income taxes.......      74,803        39,544
Income tax expense..........................................       5,610         3,087
                                                              ----------    ----------
Income from continuing operations...........................      69,193        36,457
Preferred security dividends, net of tax benefit of $790 in
  2000 and $3 in 1999.......................................       9,748            35
                                                              ----------    ----------
Income from continuing operations available to common
  stockholders..............................................      59,445        36,422
Loss from discontinued operations...........................    (198,000)     (199,310)
                                                              ----------    ----------
Net loss to common stockholders.............................  $ (138,555)   $ (162,888)
                                                              ==========    ==========
Earnings (loss) per common share -- basic:
  Income from continuing operations available to common
     stockholders...........................................  $     0.30    $     0.19
  Loss from discontinued operations.........................       (0.99)        (1.04)
                                                              ----------    ----------
  Net loss to common stockholders...........................  $    (0.69)   $    (0.85)
                                                              ==========    ==========
Average number of common shares outstanding -- basic........     200,684       190,622
                                                              ==========    ==========
Earnings (loss) per common share -- diluted:
  Income from continuing operations available to common
     stockholders...........................................  $     0.29    $     0.19
  Loss from discontinued operations.........................       (0.96)        (1.02)
                                                              ----------    ----------
  Net loss to common stockholders...........................  $    (0.67)   $    (0.83)
                                                              ==========    ==========
Average number of common shares outstanding -- diluted......     206,981       195,107
                                                              ==========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                       CAREMARK RX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Operating activities:
  Income from continuing operations.........................  $  69,193    $  36,457
  Adjustments for non-cash items:
       Non-cash interest expense............................      4,985        4,152
       Depreciation and amortization........................     18,731       16,256
  Changes in operating assets and liabilities, net of
     effects of acquisitions of businesses..................     94,875       80,525
                                                              ---------    ---------
Net cash and cash equivalents provided by continuing
  operations................................................    187,784      137,390
Investing activities:
  Acquisitions of businesses................................         --      (12,548)
  Net purchase of property and equipment....................    (13,921)     (12,757)
                                                              ---------    ---------
Net cash and cash equivalents used in investing
  activities................................................    (13,921)     (25,305)
Financing activities:
  Net repayments under credit facility......................   (119,705)    (554,662)
  Accounts receivable securitization........................         --       14,690
  Proceeds from issuance of common stock....................    484,276        2,049
  Payments on subordinated debt.............................   (420,000)          --
  Net proceeds from issuance of preferred securities........         --      193,000
  Dividend payments on preferred securities.................    (10,568)          --
  Debt and preferred securities issuance costs..............       (374)      (3,162)
  Other.....................................................         --         (404)
                                                              ---------    ---------
Net cash and cash equivalents used in financing
  activities................................................    (66,371)    (348,489)
Cash paid for special charges...............................     (4,603)      (3,596)
Cash provided by (used in) discontinued operations..........    (92,926)     237,064
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........      9,963       (2,936)
Cash and cash equivalents at beginning of period............      6,797       23,100
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  16,760    $  20,164
                                                              =========    =========

See accompanying notes to unaudited condensed consolidated financial statements.

                       CAREMARK RX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

     The Company's operations are conducted through Caremark Inc. ("Caremark"), which provides pharmacy benefit management services and therapeutic pharmaceutical services. These services are sold separately and together to assist employers, insurance companies, unions, government employee groups and managed care organizations throughout the United States in delivering prescription drugs in a cost effective manner.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet of the Company at December 31, 1999, has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements and footnote disclosures should be read in conjunction with the Company's December 31, 1999, audited consolidated financial statements and notes thereto which appear in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2000.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes thereto. Actual results, including the Company's estimated costs to exit its PPM operations, as discussed in Note 8, could differ from those estimates.

     Certain prior period amounts have been reclassified to conform to the current period's presentation. Such reclassifications had no material effect on the previously reported consolidated financial position, results of operations or cash flows of the Company.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") for certain issues including: (1) the definition of "employee" for purposes of applying APB 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (4) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN No. 44 on July 1, 2000, and this adoption did not have a material impact on the Company's financial position or results of operations.

NOTE 3.  INCOME TAXES

     Significant variations exist in the customary relationship between income tax expense and pretax income because the Company has generated net operating losses or utilized net operating loss carryforwards to offset its taxable federal income and certain taxable state income. Consequently, the Company has provided for an income tax rate of 7.5% on income from continuing operations, which represents its aggregate effective state income tax and federal alternative minimum tax rate.

                       CAREMARK RX, INC. AND SUBSIDIARIES

NOTE 4.  LONG-TERM DEBT

     Information with respect to the Company's long-term debt at September 30, 2000, and December 31, 1999, is as follows (in thousands):

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2000             1999
                                                             -------------    ------------
Credit facility due 2001:
  Term loans (10.39% to 10.64% at September 30, 2000)......    $  36,691       $  111,396
  Revolving facility (9.89% to 11.75% at September 30,
     2000).................................................      223,000          268,000
                                                               ---------       ----------
                                                                 259,691          379,396
7.375% senior notes due 2006...............................      450,000          450,000
6.875% senior subordinated notes due 2000..................           --          420,000
                                                               ---------       ----------
                                                                 709,691        1,249,396
Less: amounts due within one year..........................     (259,691)         (19,371)
                                                               ---------       ----------
                                                               $ 450,000       $1,230,025
                                                               =========       ==========

     The Company has a credit facility with Bank of America, N.A., as administrative agent. The Company has pledged the capital stock of Caremark International Inc., which owns Caremark, as security for amounts outstanding. The credit facility, which matures in June 2001, is guaranteed by the Company's material subsidiaries and consists of the following:

     - An amortizing tranche A term loan with $12.7 million outstanding at September 30, 2000. Quarterly principal payments on this term loan began in November 1999.

     - A non-amortizing tranche B term loan with $24.0 million outstanding at September 30, 2000.

     - A revolving credit facility in an aggregate principal amount of up to $400.0 million. At September 30, 2000, the Company had $223.0 million in borrowings and $63.9 million in letters of credit under the revolving credit facility. The Company had $113.1 million available for borrowing under the revolving credit facility as of September 30, 2000.

     The credit facility indebtedness currently bears interest at variable rates based on LIBOR, plus varying margins. At the Company's option, or upon certain defaults or other events, credit facility indebtedness may instead bear interest based on the prime rate plus varying margins. The Company is also required to repay the term loans ratably with 100% of the net cash proceeds received from certain issuances of equity or debt or from extraordinary receipts, and with 50% of the excess cash flow (as defined in the credit facility) for each fiscal year.

     The credit facility contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidation, dispose of assets, make investments, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions, or change its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions, defaults for any material judgment or change in control, and defaults relating to liabilities arising from the Company's making certain additional investments in its California PPM business.

                       CAREMARK RX, INC. AND SUBSIDIARIES

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents all non-owner changes in the Company's stockholders' deficit. Information with respect to the Company's comprehensive income (loss) is as follows (in thousands):

                                                        NINE MONTHS          TWELVE MONTHS
                                                           ENDED                 ENDED
                                                     SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                     ------------------    -----------------
Beginning of period balances:
  Accumulated deficit..............................     $(2,093,860)          $(1,950,441)
  Accumulated other comprehensive loss.............          (5,106)               (5,874)
                                                        -----------           -----------
     Accumulated deficit and other comprehensive
       loss........................................      (2,098,966)           (1,956,315)
Changes during period:
  Comprehensive loss:
     Income from continuing operations.............          69,193                59,146
     Loss from discontinued operations.............        (198,000)             (199,310)
                                                        -----------           -----------
Net loss...........................................        (128,807)             (140,164)
Preferred security dividends.......................          (9,748)               (3,255)
                                                        -----------           -----------
Net loss to common stockholders....................        (138,555)             (143,419)
     Other comprehensive income
       (loss) -- unrealized gain (loss) on
       marketable securities.......................            (474)                  768
                                                        -----------           -----------
       Comprehensive loss to common stockholders...        (139,029)             (142,651)
End of period balances:
  Accumulated deficit..............................      (2,232,415)           (2,093,860)
  Accumulated other comprehensive loss.............          (5,580)               (5,106)
                                                        -----------           -----------
     Accumulated deficit and other comprehensive
       loss........................................     $(2,237,995)          $(2,098,966)
                                                        ===========           ===========

NOTE 6.  CONVERTIBLE PREFERRED SECURITIES

     In September 1999, the Company, through its wholly-owned subsidiary Caremark Rx Capital Trust I (the "Trust"), privately placed 4.0 million shares ($200.0 million aggregate face value) of 7% shared preference redeemable securities ("Convertible Preferred Securities"). The sole assets of the Trust, which has no business operations apart from administration of the Convertible Preferred Securities, are the 7% convertible subordinated debentures of the Company, maturing October 1, 2029, with principal amount of $206.2 million (the "Trust Debentures"). The Trust is the sole holder of the Trust Debentures.

     Each Convertible Preferred Security may be converted, at the option of the holder, into shares of the Company's common stock at the rate of 6.7125 shares of common stock for each Convertible Preferred Security (equivalent to a conversion price of $7.4488 per share of common stock). The conversion of all Convertible Preferred Securities would result in the Company's issuance of approximately 26.9 million shares of common stock.

     All Convertible Preferred Securities outstanding on October 1, 2029, must be redeemed by the Company; however, any or all of the Convertible Preferred Securities may be redeemed at the option of the Company beginning October 15, 2002, at prices ranging from $52.00 to $50.00 plus accumulated and unpaid dividends per Convertible Preferred Security.

     Dividends on the Convertible Preferred Securities are payable at an annual rate of 7% of the liquidation amount of $50.00 per Convertible Preferred Security. These dividends are cumulative and are payable in arrears on the first day of each calendar quarter.

                       CAREMARK RX, INC. AND SUBSIDIARIES

     Considered together, (1) the Company's guaranty, to the extent that the Trust has funds available, of distribution and liquidation payments on the Convertible Preferred Securities and (2) the Company's obligations under (a) the Trust Debentures and the related indenture and (b) the Trust's trust agreement, provide a full and unconditional guarantee by the Company of amounts payable in respect to the Convertible Preferred Securities issued by the Trust.

NOTE 7.  EARNINGS (LOSS) PER COMMON SHARE

     The following table reconciles shares used in the Company's computations of earnings (loss) per common share (in thousands):

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    ------------------
                                               2000       1999       2000       1999
                                              -------    -------    -------    -------
Average number of common shares
  outstanding -- basic......................  209,502    190,780    200,684    190,622
Common stock equivalents -- stock options...    9,350      6,458      6,297      4,485
Common stock equivalents -- Convertible
  Preferred Securities(1)...................       --         --         --         --
                                              -------    -------    -------    -------
Average number of common shares
  outstanding -- diluted....................  218,852    197,238    206,981    195,107
                                              =======    =======    =======    =======

---------------
(1) Conversion of the Convertible Preferred Securities is not reflected due to the anti-dilutive effect of such presumed conversion for all periods presented. See Note 6 -- "Convertible Preferred Securities."

     Options to purchase approximately 8.3 million shares of the Company's common stock at $8.938 to $26.188 per share were outstanding during the three months ended September 30, 2000, but were excluded from the calculation of average number of common shares outstanding -- diluted, because the options' exercise prices were greater than the average market price of the common shares underlying such options during the period.

     Options to purchase approximately 9.2 million shares of the Company's common stock at $6.375 to $26.188 per share were outstanding during the nine months ended September 30, 2000, but were excluded from the calculation of average number of common shares outstanding -- diluted, because the options' exercise prices were greater than the average market price of the common shares underlying such options during the period. Approximately 8.8 million of these options were outstanding at September 30, 2000.

NOTE 8.  DISCONTINUED OPERATIONS

     During the first quarter of 2000, the Company recorded a charge of $198.0 million as a result of its progress in completing the exit from its PPM operations. This charge includes a $153.3 million adjustment in the net assets of the Company's remaining PPM operations and $44.7 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts are estimates. The actual results could differ from those outlined above. During the nine months ended September 30, 2000, the Company completed the divestiture of three of its PPM practices. As of September 30, 2000, the Company is operating one remaining PPM practice.

     The Company's California PPM operations included MedPartners Provider Network, Inc. ("MPN"), a wholly-owned subsidiary of the Company and a healthcare service plan licensed by the State of California

                       CAREMARK RX, INC. AND SUBSIDIARIES

(the "State") under the Knox-Keene Health Care Service Plan Act of 1975. In March 1999, the California Department of Corporations (the "DOC") appointed a conservator and assumed control of the business operations of MPN. The conservator, purportedly on behalf of MPN, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The Company judicially challenged the authority of both the DOC and the conservator to take these actions in both the California Superior Court and in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). The Company, MPN, and representatives of the State subsequently executed an agreement to settle the disputes relating to MPN (as amended, the "Settlement Agreement").

     The Company, various of its subsidiaries, MPN, certain managed physician practices and various health plans executed a supplemental agreement (as amended, the "Supplemental Plan Agreement"), pursuant to which (1) the parties to the Supplemental Plan Agreement agreed to subordinate, waive and/or release various claims against one another on the terms and conditions set forth therein, and (2) the health plans agreed to support the Chapter 11 plan of reorganization to be filed by MPN. On September 14, 2000, the Bankruptcy Court entered an order which: (1) confirmed the Second Amended Chapter 11 Plan of MPN dated July 7, 2000 (the "Plan"); (2) approved the Settlement Agreement; and (3) approved the Supplemental Plan Agreement. Following the occurrence of the "Effective Date" of the Plan on October 16, 2000, distributions commenced to the creditors of MPN from assets of MPN and from letters of credit in the aggregate amount of $40.0 million provided by the Company pursuant to its funding commitment described in the Plan. All required distributions are expected to be completed approximately one year following the Effective Date of the Plan.

NOTE 9.  CONTINGENCIES

     The Company is party to certain legal actions arising in the ordinary course of business. The Company is named as a defendant in various legal actions arising from its continuing operations and its discontinued PPM operations, including employment disputes, contract disputes, personal injury claims, and professional liability claims. Management does not view any of these actions as likely to result in an uninsured award that would have a material adverse effect on the operating results or financial condition of the Company.

     In September 1997 the Company issued 6.50% Threshold Appreciation Price Securities ("TAPS"). The TAPS were initially secured by $481.4 million in U.S. Treasury Notes. Under the terms of the purchase contract agreement pursuant to which the TAPS were issued (the "Purchase Contract"), the Company was to receive the maturity proceeds from these U.S. Treasury Notes, and the TAPS holders were to exchange their TAPS for shares of the Company's common stock on August 31, 2000. In 1999, two lawsuits were filed in the Supreme Court of the State of New York, County of New York, claiming that a "Termination Event", as defined in the Purchase Contract, which would have resulted in the TAPS holders receiving the U.S. Treasury Notes, had occurred with respect to the TAPS. Both of these lawsuits have been dismissed with prejudice. The Company settled one of these lawsuits, which involved plaintiffs holding approximately 35 percent of the outstanding TAPS (the "Settling TAPS Holders"), in April 2000 (the "New York Settlement").

     The New York Settlement provided, among other things, that the Settling TAPS Holders would receive 1.55 shares of the Company's common stock for each TAPS owned or controlled by them. Accordingly, on April 14, 2000, the Company delivered 1.55 shares of the Company's common stock for each TAPS tendered by the Settling TAPS Holders and paid to the Settling TAPS Holders accrued and unpaid interest due on the U.S. Treasury Notes corresponding to the tendered TAPS. The Company received approximately $168 million in cash from the cancellation of the related TAPS.

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

                       CAREMARK RX, INC. AND SUBSIDIARIES

     In March 2000, a purported class action was filed in the Circuit Court of Franklin County, Alabama, also claiming that a Termination Event had occurred. This lawsuit was subsequently certified by the court as a "non-opt out" class action, and therefore includes all TAPS holders other than those who were parties to the New York Settlement. The Company reached a settlement in this lawsuit (the "Alabama Settlement"), which received final court approval pursuant to a Final Approval Order and Judgment issued on June 9, 2000 (the "Final Order") by the Circuit Court of Franklin County, Alabama. On June 19, 2000, certain TAPS holders filed a notice of appeal to the Supreme Court of Alabama, questioning the Circuit Court's order denying their motion to intervene and the adequacy of the settlement. On July 21, 2000, two other TAPS holders filed notices of appeal to the Supreme Court of Alabama, purporting to appeal on the same grounds as the June 19, 2000 appeal. The Company believes that the appeals are without merit and has filed a motion to dismiss these appeals.

     As required by the Purchase Contract, on August 31, 2000, the Company issued approximately 14.2 million shares of its common stock to the class members in exchange for the same number of outstanding TAPS. The Company received the remaining $313 million of proceeds related to the TAPS which, combined with the proceeds received in April 2000 in connection with the New York Settlement, were used to retire the Company's $420 million senior subordinated notes which matured on September 1, 2000. The remaining TAPS proceeds were used to reduce the Company's indebtedness under its credit facility, with $60 million being applied to term loans and the remainder to the revolving facility.

     Pursuant to an order from the Circuit Court of Franklin County, Alabama requiring distribution of the class benefits under the Alabama Settlement, on September 13, 2000, the Company issued to each class member 0.22 shares of the Company's common stock for each TAPS held by that class member, less each class member's share of pro rata attorney's fees. The Final Order provided for 25% of the stock issuable to the class under the Alabama Settlement to be paid as fees to the attorneys for the class.

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

     All of these actions have been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois for coordinated pretrial procedures. In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. On July 1, 1996, the district court directed entry of a partial final order in the class action approving an amended settlement with certain of the pharmaceutical manufacturers. The amended settlement provides for a cash payment by the defendants in the class action (which does not include Caremark) of

                       CAREMARK RX, INC. AND SUBSIDIARIES
approximately $351 million to class members in settlement of conspiracy claims as well as a commitment from the settling manufacturers to abide by certain injunctive provisions. All class action claims against non-settling manufacturers as well as all opt out and other claims generally, including all Robinson-Patman Act claims against Caremark, remain unaffected by this settlement, although numerous additional settlements have been reached between a number of parties to the class and individual manufacturers. The class action conspiracy claims against the remaining defendants were tried in the fall of 1998, and resulted in a judgment by the court at the close of the plaintiffs' case in favor of the remaining defendants. That judgment was affirmed in part and reversed and remanded in part and is currently undergoing further proceedings in the district court and the court of appeals, which may result in a second trial of the class action or its dismissal on the merits. It is expected that trials of the non-class action conspiracy claims brought by opt-out individual plaintiffs under the Sherman Act, to the extent they have not been settled or dismissed, will ultimately move forward to a decision on summary judgment or to trial and likely will also precede the trial of any Robinson-Patman Act claims.

     Pursuant to the Provider Self-Disclosure Protocol of the Office of Inspector General ("OIG"), the Company has conducted a voluntary investigation of the practices of an affiliate known as Home Health Agency of Greater Miami, doing business as AmCare ("AmCare"). The investigation uncovered several potentially inappropriate practices by certain managers at AmCare, some of which may have resulted in overpayments from federal programs for AmCare's home health services. The Company has since terminated these managers, ceased AmCare's operations, and reported the matter to the OIG. While the OIG has not yet responded to the Company's internal investigation report, and therefore the resolution of this matter is as yet unknown, it is likely that the government will determine that overpayments were made which require repayment by the Company. The Company's estimates of the repayments due have been accrued in the financial statements.

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

     The Company has assigned lease obligations related to its discontinued operations of approximately $195.9 million to various parties. The Company and/or one or more of its subsidiaries remain as guarantor or obligator on these lease obligations. Approximately 37% of these lease obligations, with end dates ranging from 2001 to 2017, were assigned to KPC Medical Management, Inc.; KPC Global Care, Inc. or one of their affiliates (collectively, "KPC"), companies which acquired a substantial portion of the Company's California PPM operations.

                               CAREMARK RX, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 2000

OVERVIEW

     The Company is one of the largest pharmaceutical services companies in the United States. The Company's operations are comprised of pharmacy benefit management services and therapeutic pharmaceutical services. These services are sold both separately and together to assist employers, insurance companies, unions, government employee groups and managed care organizations throughout the United States in delivering prescription drugs in a cost-effective manner.

     The Company's net revenue generally includes payments by its customers based on the price of pharmaceuticals dispensed to their members and administrative fees. Pharmaceuticals are dispensed from retail pharmacies included in one of the Company's networks and from its wholly-owned and operated mail service pharmacies. The preponderance of the Company's revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. Revenues for selected types of services are earned based on a percentage of savings achieved or on a per-enrollee or per-member basis; however, these revenues are not material to total revenues. Costs of revenues are comprised primarily of pharmaceutical acquisition costs and the cost of services associated with dispensing drugs and operating systems.

     The Company has added two large managed care contracts since mid-September 1999, the largest of which began on January 1, 2000 (the "Managed Care Contracts"). While this resulted in higher revenues and higher average revenue per account, the Company's gross margins (gross profit as a percentage of net revenue) have decreased. Managed care plans typically involve a higher concentration of retail pharmacy services, which have lower gross margins than the Company's mail service pharmacy and specialty therapeutic services. The Company anticipates its gross margin for the fourth quarter of 2000 to be lower than that of the corresponding prior year quarter as a result of its adding the Managed Care Contracts.

     The Company had tax net operating loss ("NOL") carryforwards of approximately $2.3 billion as of December 31, 1999. Because of the uncertainty of the ultimate realization of the net deferred tax asset, the Company has established a valuation allowance for the amount of the net deferred tax asset that is not otherwise expected to be used to offset deferred tax liabilities. Additionally, its sales of discontinued operations have generated, and will continue to generate, additional tax NOL carryforwards in 2000. If not utilized to offset future taxable income, these NOL carryforwards will expire on various dates through 2020. Amounts reflected in income taxes payable on the Company's condensed consolidated balance sheets set forth elsewhere herein represent: (1) state taxes in those states where the Company does not have state NOL carryforwards and (2) alternative minimum taxes for federal income tax purposes.

     A discussion of the factors influencing the Company's results of operations for the three months and the nine months ended September 30, 2000, compared to the same periods in 1999 follows. All numbers presented in this discussion are approximations at the level of precision indicated.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     For the three months ended September 30, 2000 and 1999, net revenue was $1,089.4 million and $813.0 million, respectively, representing an increase of $276.4 million, or 34.0%, from 1999 to 2000. Key factors contributing to this growth include new customer contracts, including the Managed Care Contracts, higher customer retention, additional services provided to existing customers and drug cost inflation. The Company processed 16.7 million pharmacy claims during the three months ended September 30, 2000, an increase of 4.4 million claims, or 35.8%, over the 12.3 million claims processed during the same period in 1999.

     Cost of revenues increased to 92.2% of net revenue during the third quarter of 2000 from 90.8% for the same period of 1999. This increase is due primarily to the increased mix of retail revenue to total revenue due to the addition of the Managed Care Contracts. Retail claims represented 13.1 million of the 16.7 million pharmacy claims processed during the three months ended September 30, 2000, compared to 9.3 million of the 12.3 million claims processed during the same period in 1999.

     Selling, general and administrative expense decreased to 2.5% of net revenue during the third quarter of 2000 from 3.1% in the same period of 1999. This decrease results primarily from increased sales volumes which do not require proportional increases in administrative expenses.

     Operating income (income from continuing operations before interest and income taxes) and margins were $51.4 million and 4.7% for the three months ended September 30, 2000. Operating income and margins were $44.4 million and 5.5% for the three months ended September 30, 1999. The 15.8% increase in operating income is primarily due to the growth in revenue. The decrease in operating margin was due primarily to the addition of the Managed Care Contracts.

     Net interest expense was $22.3 million and $29.3 million for the three months ended September 30, 2000 and 1999, respectively. The period over period decrease in interest expense resulted primarily from reduced debt levels from the Company's servicing its $420 million senior subordinated notes, as well as reductions in amounts due under its credit facility, from operating cash flows and the TAPS proceeds. The reduction in interest expense due to reduced debt levels was offset by increases in interest rates on the Company's credit facility which is subject to variable rates. See "Liquidity and Capital Resources."

     The Company's effective tax rate on income from continuing operations was 7.5% and 7.8% for the third quarters of 2000 and 1999, respectively. This effective rate is the result of the tax NOL carryforwards discussed above and tax planning strategies in certain states that allow consolidated return filings which will allow the Company to utilize its consolidated NOL in these states.

     The Company recorded dividends on its Convertible Preferred Securities of $3.3 million during the three months ended September 30, 2000. See "Liquidity and Capital Resources -- Convertible Preferred Securities" and Note 6, "Convertible Preferred Securities" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     For the nine months ended September 30, 2000 and 1999, net revenue was $3,226.4 million and $2,394.3 million, representing an increase of $832.1 million, or 34.8%, from 1999 to 2000. Key factors contributing to this growth include new customer contracts, including the Managed Care Contracts, higher customer retention, additional services provided to existing customers and drug cost inflation. The Company processed 49.9 million pharmacy claims during the nine months ended September 30, 2000, an increase of 12.6 million claims, or 33.8%, over the 37.3 million claims processed during the same period in 1999.

     Cost of revenues increased to 92.2% of net revenue during the first nine months of 2000 from 91.0% for the same period of 1999. This increase is due primarily to the increased mix of retail revenue to total revenue due to the addition of the Managed Care Contracts. Retail claims represented 39.5 million of the 49.9 million pharmacy claims processed during the nine months ended September 30, 2000, compared to 28.3 million of the 37.3 million claims processed during the same period in 1999.

     Selling, general and administrative expense decreased to 2.6% of revenue during the first nine months of 2000 from 3.0% in the same period of 1999. This decrease results primarily from increased sales volumes which do not require proportional increases in administrative expenses.

     Operating income and margins were $151.4 million and 4.7% for the nine months ended September 30, 2000. Operating income and margins were $126.4 million and 5.3% for the nine months ended September 30, 1999. The 19.8% increase in operating income is primarily due to the growth in revenue. The decrease in operating margin was due primarily to the addition of the Managed Care Contracts since the second quarter of 1999.

     Net interest expense was $76.6 million and $86.9 million for the nine months ended September 30, 2000 and 1999, respectively. The period over period decrease in interest expense resulted primarily from decreased debt levels from the Company's servicing its $420 million senior subordinated notes, as well as reductions in amounts due under its credit facility, from operating cash flows and the TAPS proceeds. The reduction in interest expense due to reduced debt levels was offset by increases in interest rates on the Company's credit facility, which is subject to variable rates. See "Liquidity and Capital Resources."

     The Company's effective tax rate on income from continuing operations was 7.5% and 7.8% for the nine months ended September 30, 2000, and 1999, respectively. This effective rate is the result of the tax NOL carryforwards discussed above and tax planning strategies in certain states that allow consolidated return filings which will allow the Company to utilize its consolidated NOL in these states.

     The Company recorded dividends on its Convertible Preferred Securities of $9.7 million during the nine months ended September 30, 2000. See "Liquidity and Capital Resources -- Convertible Preferred Securities" and Note 6, "Convertible Preferred Securities" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

     During the first quarter of 2000, the Company recorded a charge of $198.0 million as a result of its progress in completing the exit from its PPM operations. This charge includes a $153.3 million adjustment in the net assets of the Company's remaining PPM operations and $44.7 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts are estimates. The actual results could differ from those outlined above. During the nine months ended September 30, 2000, the Company completed the divestiture of three of its PPM practices. Net proceeds from these divestitures totaled $21.6 million.

     During the second quarter of 1999, the Company recorded a charge of $199.3 million related to the net loss on the disposal of its discontinued operations. This charge consisted of $119.9 million for the impairment and write-offs of intangibles and other PPM assets, adjustments to the estimated costs to exit the PPM operations of $73.6 million and an adjustment of $5.8 million related to the gain on the sale of the contract services business.

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

     Currently, the Company's liquidity needs arise primarily from debt service and the funding of its discontinued operations (including the funding of any retained liabilities), as well as its working capital requirements and capital expenditures. The Company believes that cash flow from operations and amounts available under the revolving credit facility are sufficient to meet its liquidity needs. The Company's credit facility matures in June 2001.
See -- "Credit Facility."

     Cash Flows. The Company's cash flow from continuing operations for the nine months ended September 30, 2000 was $187.8 million. This positive cash flow was offset by cash used in discontinued operations ($92.9 million), capital expenditures ($13.9 million) and repayments of amounts under the Company's credit facility ($119.7 million). Among other things, the Company's cash flow from operations was positively affected by increased focus on managing working capital, including improvements in inventory management and a reduction of days outstanding in accounts receivable.

     The Company received approximately $481 million in proceeds from the cancellation of the TAPS during the nine months ended September 30, 2000. The majority of these proceeds were used to retire the Company's $420 million senior subordinated notes which became due on September 1, 2000. The remaining TAPS proceeds were used to reduce the Company's indebtedness under its credit facility, with $60 million being applied to term loans and the remainder to the revolving facility.

     Credit Facility. The Company has a credit facility with Bank of America, N.A., as administrative agent. The Company has pledged the capital stock of Caremark International Inc., which owns Caremark, as security for amounts outstanding. The credit facility is guaranteed by the Company's material subsidiaries and matures in June 2001. The credit facility consists of the following:

     - An amortizing tranche A term loan with $12.7 million outstanding at September 30, 2000. Quarterly principal payments on this term loan began in November 1999.

     - A non-amortizing tranche B term loan with $24.0 million outstanding at September 30, 2000.

     - A revolving credit facility in an aggregate principal amount of up to $400.0 million. At September 30, 2000, the Company had $223.0 million in borrowing and $63.9 million in letters of credit under the revolving credit facility. The Company had $113.1 million available for borrowing under the revolving credit facility as of September 30, 2000.

     The credit facility indebtedness currently bears interest at variable rates based on LIBOR, plus varying margins. At the Company's option, or upon certain defaults or other events, credit facility indebtedness may instead bear interest based on prime rate plus varying margins. The Company is also required to repay the term loans ratably under the credit facility with 100% of the net cash proceeds received from certain issuances of equity or debt or extraordinary receipts, and with 50% of the excess cash flow (as defined in the credit facility) for each fiscal year.

     The credit facility contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidation, dispose of assets, make investments, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions, or change its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions, defaults for any material judgment or change in control, and defaults relating to liabilities arising from the Company making certain additional investments in its California PPM business.

     The credit facility matures in June 2001. The Company currently anticipates that it will amend and extend the term of its current credit facility, execute a new credit facility and/or raise additional capital through the issuance of debt or equity securities prior to the credit facility's maturity. The Company's ability to successfully extend the current credit facility or to access alternative debt or equity financing sources sufficient to meet its capital needs cannot be assured and is dependent on many factors which are outside of the Company's control. These factors, which include, but are not limited to, trends and uncertainties in the healthcare industry, the Company's performance and prospects in relation to its industry peers and general economic and capital market conditions, will influence the terms of any financing arrangement secured by the Company upon expiration of the current credit agreement. There can be no assurance that these terms will be comparable to those contained in the current credit agreement or that such terms will not have a material adverse impact on the Company's future financial condition, results of operations and cash flows.

     Convertible Preferred Securities. In September 1999, the Company privately placed $200.0 million of Convertible Preferred Securities. All Convertible Preferred Securities outstanding on October 1, 2029, must be redeemed by the Company; however, any or all of the Convertible Preferred Securities are redeemable at the option of the Company beginning October 15, 2002, at prices ranging from $52.00 to $50.00 plus accumulated and unpaid dividends per Convertible Preferred Security. Each Convertible Preferred Security may be converted, at the option of the holder, into shares of the Company's common stock at a conversion rate of 6.7125 shares of common stock for each Convertible Preferred Security (equivalent to a conversion price of $7.4488 per share of common stock). Dividends on the Convertible Preferred Securities are payable at an annual rate of 7% of the liquidation amount of $50 per Convertible Preferred Security, and are payable in arrears on the first day of each calendar quarter. Dividends on the Convertible Preferred Securities are cumulative and may be deferred by the Company for up to twenty consecutive quarters; however the Company has not deferred, and does not intend to defer, the payment of the dividends.

     Receivables Securitization. The Company's credit facility as amended permits up to $125 million in accounts receivable securitization. The Company has securitized certain of its accounts receivable pursuant to an accounts receivable securitization facility with The Chase Manhattan Bank as funding agent. As of September 30, 2000, the Company had securitized approximately $100.0 million in accounts receivable.

     Discontinued Operations. Cash used to fund exit costs, which are classified in current liabilities as other accrued expenses and liabilities, will be funded by the revolving credit facility, cash flow from continuing operations and proceeds from the sales of the discontinued operations. The Company believes that approximately $100 million to $125 million in net cash funding, including approximately $50 million to $60 million in the last quarter of 2000, will be required for the next twelve months. The Company believes that amounts available from the sales of discontinued operations, amounts available under the revolving credit facility (including $40 million in letters of credit which will be used to fund discontinued operations in California), and cash flow from continuing operations will be sufficient to fund the cash requirements of the discontinued operations. However, there can be no assurance that the cash generated from such sources will be sufficient to meet these funding needs or that the Company's estimate of discontinued operations funding requirements will not increase. If the cash generated from these sources is not sufficient to meet these funding needs, the Company would seek to enhance its liquidity position through further modifications to the credit facility, incurrence of additional indebtedness, asset sales, restructuring of debt, and/or the sale of securities. Although the Company currently believes that one or more of such alternatives would be available to enhance liquidity, each such alternative is dependent upon future events, conditions and other matters outside the Company's control.

     Senior Notes. The Company's senior notes are in an aggregate principal amount of $450.0 million and bear interest at 7 3/8% annually, with all principal amounts due in October 2006. The indenture for the senior notes contains, among other things, restrictions on subsidiary indebtedness, sale and leaseback transactions, and consolidation, merger and sale of assets.

     The indenture for the senior notes also contains restrictions on indebtedness secured by liens. The senior notes are not guaranteed by any subsidiary; however, the Company has secured the senior notes with an equal and ratable pledge of all of the capital stock of the subsidiary that owns the Company's primary operating subsidiary to comply with this covenant. The senior notes are otherwise unsecured.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The future operating results and financial condition of the Company are dependent on the Company's ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. The future operating results and financial condition of the Company may be affected by a number of additional factors, including: the Company's divestiture strategy for its discontinued PPM business, including, but not limited to, the outcome of working capital settlements, the Company's ability to successfully terminate leases and other contractual agreements, and the outcome of various litigation surrounding the closure or sale of PPM assets; competition for expansion opportunities; efforts to control healthcare costs; exposure to professional liability; pharmacy licensing requirements; healthcare reform legislation; implementation of the Company's settlement agreement with the State of California; adverse resolution of lawsuits pending against the Company including litigation related to the TAPS; implementation of the Company's strategic plan; and the Company's liquidity and capital requirements. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

     There are various legal matters which, if materially adversely determined, could have a material adverse effect on the Company's operating results and financial condition. See Item 3 of the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1999, Notes 8 and 9 of the Company's unaudited condensed consolidated financial statements set forth elsewhere herein, and Part II, Item 1. "Legal Proceedings" set forth elsewhere herein.

     The Company's current credit facility matures in June 2001. The Company anticipates that it will amend and extend the term of its current credit facility, execute a new credit facility and/or raise additional capital through the issuance of equity or debt securities prior to the current credit facility's maturity. The Company's ability to successfully extend the current credit facility or to access alternative debt or equity financing sources sufficient to meet its capital needs cannot be assured and is dependent on many factors which are outside of the Company's control. These factors, which include, but are not limited to, trends and uncertainties in the healthcare industry, the Company's performance and prospects in relation to its industry peers and general economic and capital market conditions, will influence the terms of any financing arrangement secured by the Company upon expiration of the current credit agreement. There can be no assurance that these terms will be comparable to those contained in the current credit agreement or that such terms will not have a material adverse impact on the Company's future financial condition, results of operations and cash flows.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates related to its long-term debt. The impact on earnings and value of its current and long-term debt is subject to change as a result of movements in market rates and prices. As of September 30, 2000, the Company had $259.7 million in current debt subject to variable interest rates. The remaining $450.0 million in long-term debt is subject to fixed rates of interest. A hypothetical increase in interest rates of 1% would result in potential reductions in future pre-tax earnings of approximately $2.6 million per year. The impact of such a change on the carrying value of the current and long-term debt would not be significant. These amounts are determined based on the impact of the hypothetical interest rates on the Company's current debt balances and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is party to certain legal actions arising in the ordinary course of business. The Company is named as a defendant in various legal actions arising from its continuing operations and its discontinued PPM operations, including employment disputes, contract disputes, personal injury claims, and professional liability claims. Management does not view any of these actions as likely to result in an uninsured award that would have a material adverse effect on the operating results and financial condition of the Company.

     In September 1997 the Company issued 6.50% Threshold Appreciation Price Securities ("TAPS"). The TAPS were initially secured by $481.4 million in U.S. Treasury Notes. Under the terms of the purchase contract agreement pursuant to which the TAPS were issued (the "Purchase Contract"), the Company was to receive the proceeds of these U.S. Treasury Notes on August 31, 2000, the date the TAPS were scheduled to be surrendered by the TAPS holders in exchange for shares of the Company's common stock.

     In 1999, two lawsuits were filed in the Supreme Court of the State of New York, County of New York, claiming that a "Termination Event" had occurred with respect to the TAPS. Both of these lawsuits have been dismissed with prejudice. The Company settled one of these lawsuits, which involved plaintiffs holding approximately 35 percent of the outstanding TAPS (the "Settling TAPS Holders") in April 2000 (the "New York Settlement").

     The New York Settlement provided, among other things, that the Settling TAPS Holders would receive 1.55 shares of the Company's common stock for each TAPS owned or controlled by them. Accordingly, on April 14, 2000, the Company delivered 1.55 shares of the Company's common stock for each TAPS tendered by the Settling TAPS Holders and paid to the Settling TAPS Holders accrued and unpaid interest due on the U.S. Treasury Notes corresponding to the tendered TAPS. The Company received approximately $168 million in cash from the cancellation of the related TAPS.

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

     In March 2000, a purported class action was filed in the Circuit Court of Franklin County, Alabama, also claiming that a Termination Event had occurred. This lawsuit was subsequently certified by the court as a "non-opt out" class action, and therefore includes all TAPS holders other than those who were parties to the New York Settlement. The Company reached a settlement in this lawsuit (the "Alabama Settlement"), which received final court approval pursuant to a Final Approval Order and Judgment issued on June 9, 2000 (the "Final Order") by the Circuit Court of Franklin County, Alabama. On June 19, 2000, certain TAPS holders filed a notice of appeal to the Supreme Court of Alabama, questioning the Circuit Court's order denying their motion to intervene and the adequacy of the settlement. On July 21, 2000, two other TAPS holders filed notices of appeal to the Supreme Court of Alabama, purporting to appeal on the same grounds as the June 19, 2000 appeal. The Company believes that the appeals are without merit and has filed a motion to dismiss these appeals.

     As required by the Purchase Contract, on August 31, 2000, the Company issued approximately 14.2 million shares of its common stock to the class members in exchange for the same number of outstanding TAPS. The Company received the remaining $313 million of proceeds related to the TAPS which, combined with the proceeds received in April 2000 in connection with the New York Settlement, were used to retire the Company's $420 million senior subordinated notes which matured on September 1, 2000. The remaining TAPS proceeds were used to reduce the Company's indebtedness under its credit facility, with $60 million being applied to term loans and the remainder to the revolving facility.

     Pursuant to an order from the Circuit Court of Franklin County, Alabama requiring distribution of the class benefits under the Alabama Settlement, on September 13, 2000, the Company issued to each class member 0.22 shares of the Company's common stock for each TAPS held by that class member, less each class member's share of pro rata attorney's fees. The Final Order provided for 25% of the stock issuable to the class under the Alabama Settlement to be paid as fees to the attorneys for the class.

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

     All of these actions have been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Northern District of Illinois for coordinated pretrial procedures. In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims brought against Caremark, pending the conclusion of a first trial of certain of such claims brought by a limited number of plaintiffs against five defendants not including Caremark. On July 1, 1996, the district court directed entry of a partial final order in the class action approving an amended settlement with certain of the pharmaceutical manufacturers. The amended settlement provides for a cash payment by the defendants in the class action (which does not include Caremark) of approximately $351 million to class members in settlement of conspiracy claims as well as a commitment from the settling manufacturers to abide by certain injunctive provisions. All class action claims against non-settling manufacturers as well as all opt out and other claims generally, including all Robinson-Patman Act claims against Caremark, remain unaffected by this settlement, although numerous additional settlements have been reached between a number of parties to the class and individual manufacturers. The class action conspiracy claims against the remaining defendants were tried in the fall of 1998, and resulted in a judgment by the court at the close of the plaintiffs' case in favor of the remaining defendants. That judgment was affirmed in part and reversed and remanded in part and is currently undergoing further proceedings in the district court and the court of appeals, which may result in a second trial of the class action or its dismissal on the merits. It is expected that trials of the non-class action conspiracy claims brought by opt-out individual plaintiffs under the Sherman Act, to the extent they have not been settled or dismissed, will ultimately move forward to a decision on summary judgment or to trial and likely will also precede the trial of any Robinson-Patman Act claims.

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

     The Company, MPN, and representatives of the State subsequently executed an agreement to settle the disputes relating to MPN (as amended, the "Settlement Agreement"). The Company, various of its subsidiaries, MPN, certain managed physician practices and various health plans executed a supplemental agreement (as amended, the "Supplemental Plan Agreement"), pursuant to which (1) the parties to the Supplemental Plan Agreement agreed to subordinate, waive and/or release various claims against one another on the terms and conditions set forth therein, and (2) the health plans agreed to support the Chapter 11 plan of reorganization filed by MPN. On September 14, 2000, the Bankruptcy Court entered an order which: (1) confirmed the Second Amended Chapter 11 Plan of MPN dated July 7, 2000 (the "Plan"); (2) approved the Settlement Agreement; and (3) approved the Supplemental Plan Agreement. Following the occurrence of the "Effective Date" of the Plan on October 16, 2000, distributions commenced to the creditors of MPN from assets of MPN and from letters of credit in the aggregate amount of $40.0 million provided by the Company pursuant to its funding commitment described in the Plan. All required distributions are expected to be completed approximately one year following the Effective Date of the Plan.

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

     On August 31, 2000, the Company issued approximately 14.2 million shares of its common stock in settlement of a class action lawsuit brought against the Company in the Circuit Court of Franklin County, Alabama in March 2000 with respect to its TAPS. The shares were issued in exchange for an equal number of outstanding TAPS. On September 13, 2000, the Company issued an aggregate of 3,105,875 additional shares of common stock (including 776,821 shares issued to attorneys for the class) related to settlement of this lawsuit. Such shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 3(a)(10) thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

 2.1   Second Amended and Restated Operations and Settlement
       Agreement, dated September 14, 2000, among the Director of the Department of Managed Care of the State of California;
       the Department of Managed Care of the State of California;
       J. Mark Abernathy, as Special Monitor-Examiner; the Company;
       and MedPartners Provider Network, Inc., a California corporation. The Exhibits and Schedules that are referenced in the Operations and Settlement Agreement are hereby incorporated by reference. Such Exhibits and Schedules have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.
 2.2   Second Amended Chapter 11 Plan of MedPartners Provider
       Network, Inc., dated July 7, 2000. The Exhibits and
       Schedules that are referenced in the Chapter 11 Plan of MedPartners Provider Network, Inc. are hereby incorporated by reference. Such Exhibits and Schedules have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.
 2.3   Amended and Restated Supplemental Plan Agreement, dated
       September 14, 2000, among MedPartners Provider Network,
       Inc., the Company, certain direct and indirect subsidiaries of the Company, certain Managed Physician Practices, and certain Plans. The Exhibits and Schedules that are referenced in the Supplemental Plan Agreement are hereby incorporated by reference. Such Exhibits and Schedules have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.
 3.1   MedPartners, Inc. Third Restated Certificate of
       Incorporation, filed as Exhibit 3.1 to the Company's Annual
       Report on Form 10-K for the fiscal year ended December 31, 1996, is hereby incorporated herein by reference.
 3.2   Certificate of Ownership and Merger, merging Caremark Rx,
       Inc. into MedPartners, Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on September 14,
       1999, is hereby incorporated herein by reference.
 3.3 Caremark Rx, Inc. Fifth Amended and Restated Bylaws, filed as Exhibit 3.3 to the Company's Quarterly Report on Form
       10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
 4.1   Amended and Restated Rights Agreement, dated as of February
       1, 2000, between Caremark Rx, Inc. and First Chicago Trust
       Company, filed as Exhibit 4.1 to the Company's Current
       Report on Form 8-K filed on February 4, 2000, is hereby incorporated herein by reference.
 4.2   Form of Common Stock Certificate of the Company, filed as
       Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
 4.3 Certificate of Trust of Caremark Rx Capital Trust I, filed as Exhibit 4.1 to Amendment No. 1 to the Company's Quarterly
       Report on Form 10-Q for the quarterly period ended September
       30, 1999, is hereby incorporated herein by reference.
 4.4   Trust Agreement of Caremark Rx Capital Trust I dated as of
       September 10, 1999, by and between the Company, the Wilmington Trust Company, and the Administrative Trustees named therein, filed as Exhibit 4.2 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
 4.5   Amended and Restated Trust Agreement dated as of September
       29, 1999, by and between the Company, the Wilmington Trust
       Company, and the Holders named therein, filed as Exhibit 4.3 to Amendment No. 1 to the Company's Quarterly Report on Form
       10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.

 4.6   Indenture for the Convertible Subordinated Debentures due
       2029 dated as of September 29, 1999 between the Company, and the Wilmington Trust Company, filed as Exhibit 4.4 to
       Amendment No. 1 to the Company's Quarterly Report on Form
       10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
 4.7   Form of Common Securities, filed as Exhibit 4.5 to Amendment
       No. 1 of the Company's Quarterly Report on Form 10-Q for the
       quarterly period ended September 30, 1999 is hereby
       incorporated herein by reference.
 4.8   Form of SPURS, filed as Exhibit 4.6 to Amendment No. 1 to
       the Company's Quarterly Report on Form 10-Q for the
       quarterly period ended September 30, 1999, is hereby
       incorporated herein by reference.
 4.9   Form of Convertible Subordinated Debentures due 2029, filed as Exhibit 4.7 to Amendment No. 1 to the Company's Quarterly
       Report on Form 10-Q for the quarterly period ended September
       30, 1999, is hereby incorporated herein by reference.
 4.10  Guarantee Agreement dated as of September 29, 1999 by and between the Company and the Wilmington Trust Company, filed as Exhibit 4.8 to Amendment No. 1 to the Company's Quarterly
       Report on Form 10-Q for the quarterly period ended September
       30, 1999, is hereby incorporated herein by reference.
10.1   Amendment and Waiver No. 19 to the Third Amended and
       Restated Credit Agreement, dated August 8, 2000, among the
       Company, Bank of America, N.A., Credit Lyonnais New York
       Branch, The First National Bank of Chicago, Morgan Guaranty
       Trust Company of New York, Banc of America Securities LLC,
       and Bank of America, N.A.
10.2   Amendment and Waiver No. 20 to the Third Amended and
       Restated Credit Agreement, dated August 31, 2000, among the
       Company, Bank of America, N.A., Credit Lyonnais New York
       Branch, The First National Bank of Chicago, Morgan Guaranty
       Trust Company of New York, Banc of America Securities LLC,
       and Bank of America, N.A.
10.3   Text of Final Order approving the class action settlement in the class action lawsuit entitled James Taff et al. v.
       Caremark Rx, Inc. et al., Case No. 0072, filed as Exhibit
       99.2 to the Company's Current Report on Form 8-K filed on
       June 13, 2000, is hereby incorporated herein by reference.
10.4   The Company's Amended and Restated Incentive Compensation
       Plan.
10.5   The Company's Amended and Restated 1993 Stock Option Plan.
10.6   The Company's Amended and Restated 1994 Stock Option Plan.
10.7   The Company's Amended and Restated 1995 Stock Option Plan.
10.8   The Company's Amended and Restated 1997 Long Term Incentive
       Compensation Plan.
10.9   The Company's Amended and Restated 1998 Employee Stock
       Option Plan.
10.10  The Company's Amended and Restated 1998 New Employee Stock
       Option Plan.
10.11  Employment Agreement between the Company and John Arlotta, dated as of January 1, 2000.
27     Financial Data Schedule.

     (b) Reports on Form 8-K. The Company filed no current reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date: November 7, 2000