Form 10-K
period 2000-12-31
CAREMARK RX INC
filed 2001-03-21
CIK 1000736

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number 0-27276

Caremark Rx, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	63-1151076 (I.R.S. Employer Identification No.)

3000 Galleria Tower, Suite 1000 Birmingham, Alabama (Address of Principal Executive Offices)	35244 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (205) 733-8996

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, par value $.001 Preference Share Purchase Rights	The New York Stock Exchange The New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes    No

      The aggregate market value of the voting stock (common stock, par value $.001) held by non-affiliates of the registrant as of February 28, 2001, was $3,127,239,570.

      As of February 28, 2001, the registrant had 230,754,542 shares (including 6,750,304 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The information set forth under Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for its 2001 Annual Meeting of Stockholders that will be filed no later than April 30, 2001.

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

      In passing the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), 15 U.S.C.A. Section 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make “forward-looking statements” by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Caremark Rx, Inc. (the “Company”) intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

      “Forward-looking statements” are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of the Company. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

      “Forward-looking statements” are contained in this document, primarily under the captions: “Business — Pharmaceutical Services Industry,” “— Information Systems,” “— Competition,” “— Government Regulation,” “— Corporate Liability and Insurance,” “— Discontinued Operations,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” “— Deferred Income Taxes,” “— Factors That May Affect Future Results,” and “— Liquidity and Capital Resources.” Moreover, the Company, through its senior management, may from time to time make “forward-looking statements” about matters described herein or other matters concerning the Company.

      There are several factors which could adversely affect the Company’s operations and financial results including, but not limited to, the following:

Risks relating to the Company’s closure or divestiture of its Physician Practice Management (“PPM”) business, risks relating to the Company’s compliance with or changes in government regulations, including pharmacy licensing requirements and healthcare reform legislation; risks relating to adverse resolution of lawsuits pending against the Company and its affiliates; risks relating to declining reimbursement levels of products distributed; risks relating to identification of and competition for growth and expansion opportunities; risks relating to modification of the Company’s information systems to comply with HIPAA (as defined) privacy and electronic interchange standards; risks relating to liabilities in excess of the Company’s insurance and risks relating to the Company’s liquidity and capital requirements.

      More detailed discussions of certain of these risk factors can be found in: “Business — Government Regulation”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and “— Factors That May Affect Future Results.”

i

PART I

Item  1.  Business.

General

      Caremark Rx, Inc., a Delaware corporation (the “Company”), is one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $4.4 billion for 2000. The Company’s operations are conducted through its wholly-owned subsidiary Caremark Inc. (“Caremark”), which assists employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States in delivering prescription drugs in a cost-effective manner. During the year ended December 31, 2000, the Company managed over 68 million prescriptions for individuals from over 1,200 organizations. The term “customer”, as used throughout the remainder of this document, may refer to any of these groups as context requires.

      The Company’s pharmaceutical services are generally referred to as pharmacy benefit management (“PBM”) services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. The Company dispenses prescription drugs to customers through a network of more than 50,000 third-party retail pharmacies (approximately 96% of all retail pharmacies in the United States) and through its own mail service pharmacies. The Company has one of the leading mail service pharmacy businesses among independent pharmacy services companies in terms of prescriptions filled in 2000. During 2000, the Company processed approximately 14.6 million pharmacy claims through its mail service pharmacies and processed approximately 53.8 million retail pharmacy claims.

      The Company was formerly known as MedPartners, Inc., and was organized in 1993 with the goal of improving the nation’s healthcare system by building an integrated delivery system. The Company grew quickly in pursuit of this goal, primarily through acquisitions. The Company was incorporated under the laws of Delaware in August 1995 as “MedPartners/Mullikin, Inc.,” the surviving corporation in the November 1995 combination of the businesses of the original MedPartners, Inc. and Mullikin Medical Enterprises, L.P., a privately-held PPM entity based in Long Beach, California. In September 1996, the Company changed its name to “MedPartners, Inc.” and completed the acquisition of Caremark International, Inc. (“CII”), a publicly-traded PPM and pharmaceutical services company based in Northbrook, Illinois.

      On November 11, 1998, the Company announced that Caremark would become its core operating unit and that it intended to dispose of its PPM and contract services operations. As of December 31, 2000, substantially all of the businesses comprising these operations had been closed or sold. The Company has classified these businesses as discontinued operations. See “Discontinued Operations.”

      The executive offices of the Company are located at 3000 Galleria Tower, Suite 1000, Birmingham, Alabama 35244, and its telephone number is (205) 733-8996.

Pharmaceutical Services Industry

      General. PBM companies initially emerged in the early 1980s, primarily to provide cost-effective drug distribution and claims processing for the healthcare industry. In the mid-1980s they evolved to include pharmacy networks and drug utilization review to address the need to manage the total cost of pharmaceutical services. Through volume discounts, retail pharmacy networks, mail pharmacy services, preferred drug list administration, claims processing and drug utilization review, PBM companies created an opportunity for health benefit plan sponsors to deliver prescription drugs in a more cost-effective manner, while improving compliance with recommended guidelines for safe and effective drug use.

      PBM companies have focused on cost containment by: (i) negotiating discounted prescription services through retail pharmacy networks; (ii) purchasing discounted products from drug wholesalers and manufacturers; (iii) dispensing maintenance prescriptions by mail; (iv) establishing drug utilization review and clinical programs to encourage appropriate drug use and reduce potential risk for complications and (v) encouraging the use of generic rather than branded medications. Over the last several years, in response to increasing customer demand, PBM companies have begun to develop sophisticated preferred drug management capabilities and comprehensive, on-line customer decision support tools in an attempt to better manage the delivery of healthcare and, ultimately, costs. Health benefit plan sponsors are also increasingly focused on the quality and efficiency of care, emphasizing disease prevention, or wellness, and care management. This has resulted in a rapidly growing demand among customers for comprehensive disease management programs. By effectively managing appropriate prescription use, PBM companies can reduce overall medical costs and improve clinical outcomes.

      The Company believes that future growth in the PBM industry will be driven by: (i) the increased frequency of new drugs coming on the market; (ii) expansion in new biotech and injectable therapies; (iii) the aging of the population, as older population segments have higher drug utilization; (iv) a continuing trend toward outsourcing of pharmacy management services; (v) increased penetration by managed care organizations, which are large consumers of PBM services, into the growing Medicare and Medicaid market; (vi) the nature and extent of changes to the Medicare program, if any, which result in the addition of a drug benefit component; (vii) increased direct to consumer advertising by pharmaceutical manufacturers and (viii) increased demand for comprehensive pharmacy benefit, medication management and disease management services.

      Strategy. The Company’s strategy is to provide innovative pharmaceutical solutions and quality customer service in order to enhance clinical outcomes and better manage overall healthcare costs. The Company intends to increase its market share and extend its leadership in the pharmaceutical services industry. The Company believes that its independence from ownership by a pharmaceutical manufacturer, a retail chain or an insurance company distinguishes it from the majority of its competitors.

      Operations. The Company performs prescription drug benefit management services for employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans throughout the United States. The Company’s largest customer, Coventry Health Care, Inc. and affiliates, accounted for slightly more than ten percent of its consolidated net revenue for the year ended December 31, 2000.

      Prescription drug benefit management involves the design and administration of programs aimed at reducing the cost and improving the safety, effectiveness and convenience of prescription drug use. The Company dispenses prescription drugs through a network of more than 50,000 third-party retail pharmacies (approximately 96% of all retail pharmacies in the United States) and through its mail service pharmacies. The Company negotiates arrangements with pharmaceutical manufacturers and drug wholesalers for the cost-effective purchase of prescription drug products. Through clinical review, the Company compiles a preferred drug list, which supports customer goals of cost management and quality of care. The Company’s Pharmacy and Therapeutics (“P&T”) Committee, which includes a number of physician specialists, pharmacy representatives and a medical ethicist, participates in this clinical review.

      All prescriptions, whether they are filled through one of the Company’s pharmacies or through a pharmacy in the Company’s retail network, are analyzed, processed and documented by the Company’s proprietary prescription management systems. These systems assist staff and network pharmacists in processing prescriptions by automating tests for various items, including plan eligibility, authorization, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization or potential fraud. These systems also collect, through secured systems and confidential screenings, comprehensive prescription utilization information which is valuable to pharmaceutical manufacturers, managed care payors and customers. With this information, the Company offers a full range of drug cost reporting services, including clinical case management, drug utilization review, preferred drug management, therapeutic substitution and customized prescription programs for senior citizens. The Company’s staff pharmacists review mail service prescriptions and refill requests with the assistance of the prescription management information system referred to above. This review may involve a call to the prescribing physician and can result in generic substitution, therapeutic substitution or other actions to affect cost or to improve quality of treatment.

      The Company currently operates three automated mail service pharmacies in San Antonio, Texas; Lincolnshire, Illinois and Westin, Florida. The Company’s customers fill prescriptions, primarily for mainte-

nance medications, from these pharmacies either by sending the original prescription to the pharmacy through the mail or by submitting a refill request via mail, telephone, fax or the Company’s RxRequest.com Internet site. In 2000, the Company implemented a program designed to encourage its customers to refill prescriptions which were originally filled in its retail network through its automated mail service pharmacies.

      The Company also operates a network of 17 smaller mail service pharmacies (“Branch Pharmacies”) located throughout the United States. The Branch Pharmacies are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) and are used to distribute certain products, primarily those requiring refrigeration. Additionally, the Company operates the industry’s only United States Food and Drug Administration (“FDA”) regulated repackaging facility in which it repackages bulk purchases of certain drugs into the most common prescription amounts dispensed from its automated mail service pharmacies.

      In 2001, the Company will transfer the operations of its Lincolnshire, Illinois automated mail service pharmacy to a larger facility located in nearby Mount Prospect, Illinois. Additionally, the Company plans to begin development of a fourth automated mail service pharmacy in order to meet projected demand.

      The Company’s retail pharmacy program allows customers to fill prescriptions at more than 50,000 pharmacies nationwide. When a customer fills a prescription in a retail pharmacy, the network pharmacist sends prescription data electronically to the Company from the point-of-sale. This data interfaces with the Company’s proprietary prescription management system, which verifies relevant customer data and co-payment information and confirms that the pharmacy will receive payment for the prescription.

      The Company maintains rigorous clinical quality assurance procedures as well as extensive policies and procedures to help ensure regulatory compliance under its quality assurance programs. Each mail service prescription undergoes a sequence of safety and accuracy checks and is reviewed and verified by a registered pharmacist before shipment. The P&T Committee assists in the selection of preferred products for inclusion on the Company’s preferred drug list. The Company also analyzes drug-related outcomes to identify opportunities to improve the quality of care.

      The Company’s clinical services utilize advanced protocols and offer customers greater convenience in working with health care providers and other third-parties. Major initiatives such as CarePatterns™ for disease state management and CaremarkConnect™ for quick and easy patient enrollment strengthen the Company’s leadership position in these markets.

Information Systems

      The Company’s PBM information system incorporates integrated architecture which centralizes all data generated from filling mail order prescriptions, adjudicating retail pharmacy claims and fulfilling other customer service contracts. This integrated system allows access to a single data source containing a complete history of prescription activity for each customer. Information from this system is then integrated into a data repository, which is used for research and studies. Rx Navigator™, the Company’s proprietary, internally-developed query tool, also interfaces with this data and is sold to the Company’s customers and suppliers to allow them to conduct customized data analysis.

Competition

      The Company competes with a number of large national PBM companies, including Express Scripts, Inc. (minority-owned by New York Life Insurance Co.), Merck-Medco Managed Care, LLC (an affiliate of Merck & Co., Inc.) and AdvancePCS. These competitors are large and may possess greater financial, marketing and other resources than the Company. The Company also competes with several large health insurers and certain managed care plans which have their own PBM capabilities as well as several national and regional companies including Accredo Health, Inc., Priority Healthcare Corp. and Gentiva Health Services, Inc., which provide services similar to those offered by the Company. To the extent that competitors are owned by pharmaceutical manufacturers, retail pharmacies or insurance companies, they may have pricing advantages that are unavailable to the Company and other independent PBM companies. Additionally, the

Company competes with certain hemophilia treatment centers which have access to favorable pricing through government-sponsored programs.

      The Company believes the primary competitive factors in the PBM industry include: (i) the degree of independence from drug manufacturers, retail pharmacies and payors; (ii) the quality, scope and costs of products and services offered to customers; (iii) responsiveness to customers’ demands; (iv) the ability to negotiate favorable volume discounts from drug manufacturers; (v) the ability to identify and apply effective cost containment programs utilizing clinical strategies; (vi) the ability to develop and utilize preferred drug lists; (vii) the ability to market PBM products and services and (viii) the commitment to provide flexible, clinically-oriented services to customers. The Company considers its principal competitive advantages to be its independence from drug manufacturers, retail pharmacies and payors; strong customer retention rate; broad service offering; high quality of customer service as measured by independent surveys and commitment to providing flexible, clinically-oriented services to its customers.

Government Regulation

      General. As a participant in the healthcare industry, the Company’s operations and relationships are subject to federal and state laws and regulations and enforcement by federal and state governmental agencies. Various federal and state laws and regulations govern the purchase, distribution and management of prescription drugs and related services and affect or may affect the Company. Sanctions may be imposed for violation of these laws or regulations. The Company believes its operations are in substantial compliance with existing laws and regulations which are material to its operations. However, the application of complex standards to the detailed operation of the Company’s business always creates areas of uncertainty. Moreover, regulation of the field is in a state of flux. Any failure or alleged failure to comply with applicable laws and regulations, or any adverse changes in the laws and regulations, could have a material adverse effect on the Company.

      Certain governmental entities have commenced investigations of companies in the pharmaceutical services industry and have identified issues concerning development of preferred drug lists, therapeutic substitution programs, pricing of pharmaceutical products and discounts or rebates from prescription drug manufacturers. Additionally, at least one state has filed a lawsuit concerning similar issues against a health plan. To date, the Company has not been the subject of any such investigation or suit. However, there can be no assurance that the Company will not be subject to any such investigation or litigation in the future.

      Mail Service Pharmacy Regulation. The Company is licensed to do business as a pharmacy in each state in which it operates a dispensing pharmacy. Many of the states into which the Company delivers prescription drugs have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located.

      However, various states have enacted laws and adopted regulations requiring, among other things, compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent that such laws or regulations are found to be applicable to the Company’s operations, and are more stringent than those of the states in which the Company’s pharmacies are located, the Company would be required to comply with them. In addition, to the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to the Company, they could have a material adverse effect on the Company’s prescription mail service operations.

      Other statutes and regulations may affect the Company’s mail service operations. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail orders within thirty days and to provide clients with refunds when appropriate. In addition, the United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have a material adverse effect on the Company’s mail service operations. However, as of the date of this Annual Report on Form 10-K, the Postal Service had not exercised such statutory authority.

      Licensure Laws. Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, third party administrators and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBM companies often is unclear. The Company has registered under such laws in those states in which the Company has concluded that such registration is required.

      The Company dispenses prescription drugs pursuant to orders received through its RxRequest.com Internet web site. Accordingly, the Company may be subject to federal and state laws affecting on-line pharmacies. Several states have proposed laws to regulate on-line pharmacies. Additionally, federal regulation by the FDA, or another federal agency, of on-line pharmacies which dispense prescription drugs has been proposed. To the extent that such state or federal regulation could restrict the Company’s operations, certain of the Company’s operations could be materially adversely affected by such legislation.

      FDA Regulation. The FDA generally has authority to regulate drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. In January 1998, the FDA issued a Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of PBM companies that are controlled, directly or indirectly, by drug manufacturers. The FDA effectively withdrew the Draft Guidance and has indicated that it would not issue a new draft guidance. However, there can be no assurance that the FDA will not assert jurisdiction over certain aspects of the Company’s PBM business, including the Internet sale of prescription drugs, which could materially adversely affect certain operations of the Company.

      The FDA also regulates the conduct of clinical trials for drugs. In general, the sponsor of the drug product that is being studied, or the manufacturer that will have the right to market the drug product if it is approved by the FDA, has the responsibility to comply with the laws and regulations that apply to the conduct of clinical trials. However, in providing services related to the conduct of clinical trials, the Company may assume some or all of the sponsor’s or clinical investigator’s obligations related to the study of the drug. The Company believes that it has met all of its regulatory responsibilities with regard to its involvement in clinical trials; however, the interpretation of the laws and regulations relating to the conduct of clinical trials is complex and sometimes subjective. Any failure or alleged failure by the Company to comply with its regulatory responsibilities with respect to its involvement in clinical trials could have a material adverse effect on its operations relating to clinical trials.

      Network Access Legislation. A majority of states now has some form of legislation affecting the ability to limit access to a pharmacy provider network or remove network providers. Such legislation may require the Company or its clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation (“any willing provider” legislation), or may prohibit the removal of a provider from a pharmacy network except in compliance with certain procedures (“due process” legislation) or may prohibit days’ supply limitations or co-payment differentials between mail and retail pharmacy providers. To the extent that such legislation is applicable and is not preempted by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as to plans governed by ERISA, certain Company operations could be materially adversely affected by network access legislation.

      Legislation Imposing Plan Design Mandates. Some states have enacted legislation that prohibits a health plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers (“freedom of choice” legislation), or provide that a patient may sue his or her health plan if care is denied. Some states have enacted and other states have introduced legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to the Company, but it may apply to certain of the Company’s customers (generally, HMOs and health insurers). If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. To the extent that plan design mandate legislation is applicable and is not preempted by ERISA (as to plans governed by ERISA), certain operations of the Company could be materially adversely affected. Additionally, in late 2000 the Equal Employment Opportunity Commission issued a decision holding that two ERISA plans discriminated in violation of Title VII of the Civil Rights Act of 1964 by failing to cover oral contraceptives when other preventive medications were covered. As with legislation imposing plan design mandates, if this decision is applied on a broad basis, it may apply to certain of the Company’s customers and could have the effect of limiting the economic benefits achievable through pharmacy benefit management.

      Other states have enacted legislation purporting to prohibit health plans from requiring or offering members financial incentives for use of mail order pharmacies. To date, there have been no formal administrative or judicial efforts to enforce any such laws against the Company; however, if commenced, any such enforcement could have a material adverse effect on the mail order pharmacy business of the Company.

      The Anti-Remuneration Laws. Federal law prohibits, among other things, an entity from offering, paying, soliciting or receiving, subject to certain exceptions and “safe harbors,” any remuneration to induce the referral of patients or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made under Medicare, Medicaid or certain other federally-funded healthcare programs. Several states have similar laws that are not limited to services for which government-funded payment may be made. State laws and exceptions or safe harbors vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in the Medicare and Medicaid programs or other applicable programs.

      The federal anti-remuneration law has been interpreted broadly by some courts, the Office of Inspector General (“OIG”) within the Department of Health and Human Services (“HHS”), and administrative bodies. Because of the federal statute’s broad scope, federal regulations establish certain safe harbors from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain personal services arrangements, and certain properly disclosed payments made by vendors to group purchasing organizations, as well as for other transactions or relationships. In late 1999, the HHS adopted a final rule revising the discount safe harbor to protect certain rebates. Because this revision is so recent, there is no clear guidance on how the safe harbor revision will be interpreted. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain “product conversion programs” in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Anti-remuneration laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

      The Company believes that it is in substantial compliance with the legal requirements imposed by the anti-remuneration laws and regulations. However, there can be no assurance that the Company will not be subject to challenge under such laws or regulations, or that any such challenge would not have a material adverse effect upon the Company.

      The Stark Laws. The federal law known as “Stark II” became effective in 1995, and was a significant expansion of an earlier federal physician self-referral law commonly known as “Stark I”. Stark II prohibits physicians from referring Medicare or Medicaid patients for “designated health services” (which include outpatient prescription drugs, home health services, and durable medical equipment and supplies) to an entity with which the physician or an immediate family member of the physician has a financial relationship, and prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral. Possible penalties for violation of the Stark laws include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and Medicare and Medicaid program exclusion. The Stark law contains certain statutory exceptions for physician referrals and physician financial relationships. In 1995, the Health Care Financing Administration (“HCFA”) published final regulations under Stark I which provide some guidance on interpretation of the scope and exceptions of the Stark laws. In addition, HCFA has recently published “Phase I” of the Stark II final regulations which describe the parameters of the statutory exceptions in more detail and set forth additional exceptions for physician referrals and physician financial relationships. Except for a limited portion of these regulations, the effective date of “Phase I” is January 4, 2002. HCFA has stated that it anticipates issuing “Phase II” of the Stark II final regulations “shortly.” The Company does not believe that it receives any referrals from any physician who has (or whose immediate family member has) a financial relationship with the Company that, under the Stark laws and regulations, would bar the physician from making referrals to the Company.

      State Self-Referral Laws. The Company is subject to state statutes and regulations that prohibit payments for referral of patients to healthcare providers with whom the physicians have a financial relationship. Some of these state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or health provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark laws and vary significantly from state to state. The laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies; however, the Company believes it is in substantial compliance with such laws.

      Statutes Prohibiting False Claims and Fraudulent Billing Activities. A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices which violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government, through a “whistleblower” or “qui tam” action. Because such actions are filed under seal and may remain secret for years, there can be no assurance that the Company or one of its affiliates is not named in a material qui tam action which is not discussed in “Legal Proceedings.”

      Reimbursement. Approximately 4% of the Company’s revenue is derived directly from Medicare or Medicaid or other government-sponsored healthcare programs subject to the federal anti-remuneration laws, the Stark laws and/or the Federal False Claims Act. Also, the Company indirectly provides products and services to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs.

      Recently, the government has given increased attention to how drug manufacturers develop pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element common to most payment formulas, Average Wholesale Price (“AWP”), has come under criticism for allegedly not accurately reflecting prices actually charged and paid at the wholesale level. The federal government is currently investigating the use of AWP for Medicare and Medicaid reimbursement. There can be no assurance that the Company will not be the subject of any such investigation.

      Changes in the reporting of AWP or in the basis for calculating reimbursement proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of drugs by Medicaid and Medicare, could affect the Company’s ability to negotiate discounts with manufacturers. Such changes could affect the Company’s relationships with pharmacies and with health plans. In some circumstances, such changes might also impact the reimbursement that the Company receives from Medicare or Medicaid programs or from managed care organizations that contract with government health programs to provide prescription drug benefits.

      Should there be any material changes to federal or state reimbursement methodologies, regulations or policies, it could have a material adverse effect on the Company. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While the Company believes that it can service its current Medicaid patients through existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, they could have an adverse effect on certain aspects of the Company’s business.

      Legislation and Other Matters Affecting Drug Prices. Some states have adopted legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third party plan (“most favored nation” legislation). Such legislation may have a material adverse effect on the Company’s ability to negotiate discounts in the future from network pharmacies. At least one state has enacted “unitary pricing” legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation has not yet been enacted in the states where the Company’s pharmacies are located. Such legislation, if enacted in other states, could have a material adverse effect on the Company’s ability to negotiate discounts on its purchase of prescription drugs to be dispensed by its pharmacies.

      Further, the Company negotiates pricing discounts from drug manufacturers and, in certain circumstances, also sells services to drug manufacturers. State Medicaid programs also negotiate pricing discounts with drug manufacturers and generally require that such Medicaid programs receive the “best price” on such pricing discounts. Investigations involving drug manufacturers have been commenced by certain governmental entities which question whether best price discounts were properly calculated, reported and paid to the Medicaid programs. The Company is not responsible for any such calculations, reports or payments; however, there can be no assurance that the Company’s ability to negotiate discounts from and/or sell services to drug manufacturers will not be materially adversely affected in the future. The Company has not been the subject of any investigation into best price discounts to Medicaid programs; however, there can be no assurance that the Company will not be subject to such investigations in the future.

      Privacy and Confidentiality Legislation. Most of the Company’s activities involve the receipt or use by the Company of confidential medical information, including the transfer of the confidential information to an individual’s health benefit plan. In addition, the Company uses aggregated and blinded (anonymous) data for research and analysis purposes. Confidentiality provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) required the Secretary of HHS to issue standards concerning health information privacy if Congress did not enact health information privacy legislation by August 1999. As Congress did not enact health information privacy legislation, the Secretary issued the final rule regarding health information privacy in December 2000. The rule establishes minimum standards and preempts state laws which are less restrictive than HIPAA regarding health information privacy. The rule provides that the health information privacy standards would become effective in April 2003. The Company is currently assessing the steps it must take to comply with these regulations and the associated costs of compliance. While this assessment is not yet complete, the Company believes that the rule will require substantial changes to its systems, policies and procedures, and there can be no assurance that these changes will not have a material adverse effect on the Company.

      In addition to the proposed federal health information privacy regulations described above, most states have enacted patient confidentiality laws which limit the disclosure of confidential medical information. It is unclear which state laws may be preempted by the final HHS rule discussed above.

      Consumer Protection Laws. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with drug switching programs. There can be no assurance that the Company will not be subject to challenge under one or more of these laws.

      Disease Management Services Regulation. All states regulate the practice of medicine. To the Company’s knowledge, no PBM has been found to be engaging in the practice of medicine by reason of its disease management services. However, there can be no assurance that a federal or state regulatory authority will not assert that such services constitute the practice of medicine, thereby subjecting such services to federal and state laws and regulations applicable to the practice of medicine.

      Comprehensive PBM Regulation. Although no state has passed legislation regulating PBM activities in a comprehensive manner, such legislation has been introduced previously in several states. Such legislation, if enacted in a state in which the Company conducts a significant amount of business, and if such legislation restricted the Company’s ability to conduct its business in a manner similar to that in which it currently does, could have a material adverse impact on the Company’s operations. In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy (“NABP,” an organization of state boards of pharmacy), the National Association of Insurance Commissioners (“NAIC,” an organization of state insurance regulators) and the National Committee on Quality Assurance (“NCQA,” an accreditation organization) are considering proposals to regulate PBMs and/or PBM activities including formulary development and utilization management. While the actions of the NABP and NAIC would not have the force of law, they may influence states to adopt any requirements or model acts which they promulgate. In addition, any standards established by NCQA could materially impact the Company either directly or indirectly based on their impact on the Company’s health plan customers.

      Antitrust. Numerous lawsuits have been filed throughout the United States under various state and federal antitrust laws by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices. An adverse outcome in any of these lawsuits could require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to managed care entities to the extent that their respective abilities to affect market share are comparable. This practice, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability to the Company of certain discounts, rebates and fees currently received in connection with its drug purchasing and preferred drug administration programs. The loss of such discounts, rebates, and fees could have a material adverse impact on the Company. In addition, to the extent that the Company appears to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties.

      ERISA Regulation. ERISA provides for comprehensive federal regulation of certain employee pension and health benefit plans, including self-funded corporate health plans with which the Company has agreements to provide pharmaceutical services. The Company believes that, in general, the conduct of its business is not subject to the fiduciary obligations of ERISA, but there can be no assurance that the Company will not be subject to assertions that the fiduciary obligations imposed by the statute apply to certain aspects of the Company’s operations. State legislation discussed in this section may be preempted in whole or in part by ERISA. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. In addition, the Company provides services to certain customers, such as governmental entities, that are not subject to the preemption provisions of ERISA.

      Regulation of Financial Risk Plans. Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM company plan offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. The Company currently has no contracts under which it is materially at risk to provide pharmacy benefits. In those cases in which the Company has contracts under which it has assumed limited risk under performance guarantees or similar arrangements, the Company believes that it has complied with all applicable laws.

      Other Laws Affecting Pharmacy Operations. The Company is subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, medical waste disposal and clinical trials. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require the Company to register its pharmacies and repackaging facility with the United States Drug Enforcement Administration and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances.

      State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority. Such standards often address the qualifications of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Pharmacists employed by each pharmacy must also satisfy applicable state licensing requirements. Also, pharmacy technicians must comply with applicable state requirements for registration, or in some states, licensure. In addition, the Branch Pharmacies are accredited by JCAHO and must maintain certain quality and other standards to retain this accreditation.

      Future Legislation, Regulation and Interpretation. As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the United States Congress and state legislatures relating to healthcare reform. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on the Company. Further, although the Company exercises care in structuring its operations to comply in all material respects with the laws and regulations summarized in this Government Regulation section, there can be no assurance that: (i) government officials charged with responsibility for enforcing such laws will not assert that the Company or certain transactions in which the Company is involved are in violation thereof and (ii) such laws will ultimately be interpreted by the courts in a manner consistent with the Company’s interpretation. Therefore, it is possible that future legislation and regulation and the interpretation thereof could have a material adverse effect on the Company.

      Medicare Prescription Drug Benefit. Medicare reimbursement and coverage of prescription drugs could change significantly in the near future. Medicare presently covers only a limited number of outpatient prescription drugs, but legislative initiatives are being considered to expand Medicare coverage of drugs, in some instances as part of a broad reform of the Medicare program. Some proposals have included provisions for incorporating the services of PBM companies into the program to control costs. The Company cannot assess at this stage whether such legislation will be approved, how it would address drug coverage or costs or how it would impact the Company.

Corporate Liability and Insurance

      The Company maintains professional liability insurance, general liability and other customary insurance on a claims-made and modified occurrence basis, in amounts deemed appropriate by management based upon historical claims and the nature and risks of the Company’s business. The Company’s business may subject the Company to litigation and liability for damages. The Company believes that its current insurance protection is adequate for its present business operations, but there can be no assurance that the Company will be able to maintain its professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful liability claim in excess of the Company’s insurance coverage could have a material adverse effect on the Company.

Employees

      As of December 31, 2000, the Company employed a total of 3,474 persons. None of these employees are represented by a labor union, and the Company believes that its relations with its employees are good.

Discontinued Operations

      General. During 1998, the Company committed to a plan to divest its PPM and contract services businesses. As a result, the Company has classified the results of the operations of these businesses as discontinued operations. During 1999, the Company sold its contract services operations, all of its California PPM operations and all but four of the clinics in its non-California PPM operations. Divestiture of three of the four remaining clinics was completed in 2000.

      On March 5, 1999, MedPartners Provider Network (“MPN”) received a cease and desist order (the “Order”) from the California Department of Corporations (“DOC”), along with a letter advising that the DOC would be conducting a non-routine audit of the finances of MPN, commencing March 8, 1999. On March 11, 1999, the DOC appointed a conservator and assumed control of the business operations of MPN. On April 9, 1999, the Company and representatives of the State of California reached an agreement in principle to settle the disputes relating to MPN. See Item 3, “Legal Proceedings” and Note 13, “Discontinued Operations” to the Company’s audited consolidated financial statements which begin on page F-1 of this Annual Report on Form 10-K.

      Government Regulation. Federal and state laws addressing, among other things, anti-remuneration, physician self-referrals, reimbursement, false claims and fraudulent billing activities, apply to the PPM operations of the Company. A portion of the net revenue of the Company’s managed physician practices is derived from payments made by Medicare or Medicaid or other government-sponsored healthcare programs. As a result, the Company is subject to laws and regulations under these programs. For a discussion of these laws, see “Government Regulation” above.

      Liability and Insurance. The Company maintains professional liability insurance, general liability, and other customary insurance on a claims-made and modified occurrence basis, in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business. In some cases, the Company has arranged professional liability and other insurance coverage for its managed physician practices and, in connection with the PPM divestiture, has accrued for or purchased “tail” coverage for claims arising from incidents which were or are incurred but not reported during the policy periods. There can be no assurance that claims will not exceed the limits of available insurance coverage or related accrual or that such coverage will continue to be available.

      Moreover, the Company has generally required its managed physician groups to obtain and maintain professional liability insurance coverage that names the Company and its applicable PPM management affiliate as an additional insured. Such insurance provides coverage, subject to policy limits, in the event the Company is held liable as a co-defendant in a lawsuit for professional malpractice against a physician or a physician group. In addition, the Company has typically been indemnified under its management agreements by the managed physician groups for liabilities resulting from the delivery of medical services by physicians and physician practices. However, there can be no assurance that any future claim or claims will not exceed the limits of these available insurance coverages or that indemnification will be available for all such claims.

Item  2.     Properties

      The Company leases substantially all of its real property. Its corporate headquarters is located in Birmingham, Alabama, and it also has corporate offices in Northbrook, Illinois and Redlands, California. The Company’s information technology support is provided from a facility in Bannockburn, Illinois.

      The Company operates three automated mail service pharmacies located in San Antonio, Texas; Westin, Florida and Lincolnshire, Illinois. The Company’s FDA-regulated repackaging facility is located in Vernon Hills, Illinois. The Company’s primary call center and other support operations are located in additional facilities in San Antonio, Texas, and the Company also operates branch pharmacies located in 17 smaller offices across the United States to support its distribution of certain products, principally those requiring refrigeration.

      In 2001, the Company will transfer the operations of its Lincolnshire, Illinois automated mail service pharmacy to a larger facility located in nearby Mount Prospect, Illinois. Additionally, the Company plans to begin development of a fourth automated mail service pharmacy in order to meet projected demand.

Item  3.     Legal Proceedings

      The Company is party to certain legal actions arising in the ordinary course of business. The Company is named as a defendant in various legal actions arising from its continuing operations and its discontinued PPM operations, including employment disputes, contract disputes, personal injury claims and professional liability claims. Management does not view any of these actions as likely to result in an uninsured award that would have a material adverse effect on the operating results and financial condition of the Company.

      In September 1997, the Company issued 6.50% Threshold Appreciation Price Securities (“TAPS”). The TAPS were initially secured by $481.4 million in U.S. Treasury Notes. Under the terms of the purchase contract agreement pursuant to which the TAPS were issued (the “Purchase Contract”), the Company was to receive the maturity proceeds from these U.S. Treasury Notes, and the TAPS holders were to exchange their TAPS for shares of the Company’s common stock on August 31, 2000, the date the TAPS were scheduled to be surrendered by the TAPS holders in exchange for shares of the Company’s common stock. In 1999, two lawsuits were filed in the Supreme Court of the State of New York, County of New York, claiming that a “Termination Event” (as defined in the Purchase Contract) which would have resulted in the TAPS holders receiving the U.S. Treasury Notes, had occurred with respect to the TAPS. Both of these lawsuits have been dismissed with prejudice. The Company settled one of these lawsuits, which involved plaintiffs holding approximately 35 percent of the outstanding TAPS (the “Settling TAPS Holders”), in April 2000 (the “New York Settlement”).

      The New York Settlement provided, among other things, that the Settling TAPS Holders would receive 1.55 shares of the Company’s common stock for each TAPS owned or controlled by them. Accordingly, on April 14, 2000, the Company delivered 1.55 shares of the Company’s common stock for each TAPS tendered by the Settling TAPS Holders and paid to the Settling TAPS Holders accrued and unpaid interest due on the U.S. Treasury Notes corresponding to the tendered TAPS. The Company received approximately $168 million in cash from the cancellation of the related TAPS.

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

      In March 2000, a purported class action was filed in the Circuit Court of Franklin County, Alabama (the “Circuit Court”), also claiming that a Termination Event had occurred. This lawsuit was subsequently certified by the court as a “non-opt out” class action, and therefore includes all TAPS holders other than those who were parties to the New York Settlement. The Company reached a settlement in this lawsuit (the “Alabama Settlement”), which received final court approval pursuant to a Final Approval Order and Judgment issued on June 9, 2000 (the “Final Order”) by the Circuit Court. On June 19, 2000, certain TAPS holders filed a notice of appeal to the Supreme Court of Alabama, questioning the Circuit Court’s order denying their motion to intervene and the adequacy of the settlement. On July 21, 2000, two other TAPS holders filed notices of appeal to the Supreme Court of Alabama, purporting to appeal on the same grounds as the June 19, 2000 appeal. The Company believes that the appeals are without merit and has filed a motion to dismiss these appeals.

      As required by the Purchase Contract, on August 31, 2000, the Company issued approximately 14.2 million shares of its common stock to the class members in exchange for the same number of outstanding TAPS. The Company received the remaining $313 million of proceeds related to the TAPS which, combined with the proceeds received in April 2000 in connection with the New York Settlement, were used to retire the Company’s $420 million senior subordinated notes which matured on September 1, 2000. The remaining TAPS proceeds were used to reduce the Company’s indebtedness under the Former Credit Facility (as defined).

      Pursuant to an order from the Circuit Court requiring distribution of the class benefits under the Alabama Settlement, on September 13, 2000, the Company issued to each class member 0.22 shares of the Company’s common stock for each TAPS held by that class member, less each class member’s share of pro rata attorney’s fees. The Final Order provided for 25% of the stock issuable to the class under the Alabama Settlement to be paid as fees to the attorneys for the class.

      On April 11, 2000, certain TAPS holders filed a lawsuit entitled Aragon Investments, Ltd. et al. v. Caremark Rx, Inc. in the Supreme Court of the State of New York, County of New York, claiming that a “Termination Event” had occurred with respect to the TAPS. On January 24, 2001, the Supreme Court of the State of New York dismissed the Aragon litigation, subject to the rights of the plaintiffs to recommence their action if the Circuit Court’s decision is reversed on appeal by the Supreme Court of Alabama. The plaintiffs have filed a notice of appeal to the Appellate Division of the New York Supreme Court.

      In 1993, approximately 3,900 independent and retail chain pharmacies filed a group of antitrust lawsuits and a class action lawsuit against brand name pharmaceutical manufacturers, wholesalers and PBM companies. Caremark was named as a defendant in a number of lawsuits in 1994, but was not named in the class action. The lawsuits, which were transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings, alleged that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the plaintiffs in violation of the Sherman Act and the Robinson-Patman Act. The complaints that included Caremark charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers in violation of the Robinson-Patman Act. Each complaint sought unspecified treble damages, declaratory and equitable relief and attorney’s fees and expenses.

      In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims against Caremark, pending a trial of price discrimination claims brought by a limited number of plaintiffs against five defendants not including Caremark. The stay involving claims against Caremark has remained in place to date. Numerous settlements by parties other than Caremark have been reached, including a partial settlement of the class action which provided for a cash payment of approximately $351 million by the settling manufacturers as well as a commitment to abide by certain injunctive provisions.

      The remaining defendants received a judgment in their favor in 1998 on the class action conspiracy claims. On appeal, that judgment was affirmed in part and reversed and remanded in part and is currently undergoing further proceedings in the district court and the court of appeals. It is expected that trials of the remaining non-class action conspiracy claims brought under the Sherman Act, to the extent they have not otherwise been settled or dismissed on summary judgment, will ultimately be remanded and move forward to trial and likely will also precede the trial of any Robinson-Patman Act claims.

      The Company’s California PPM operations included MPN, a wholly-owned subsidiary of the Company and a healthcare service plan licensed by the State of California (the “State”) under the Knox-Keene Health Care Service Plan Act of 1975. In March 1999, the California Department of Corporations (the “DOC”) appointed a conservator and assumed control of the business operations of MPN. The conservator, purportedly on behalf of MPN, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The Company judicially challenged the authority of both the DOC and the conservator to take these actions in both the California Superior Court and in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”).

      The Company, MPN and representatives of the State subsequently executed an agreement to settle the dispute relating to MPN (as amended, the “Settlement Agreement”). The Company, various of its subsidiaries, MPN, certain managed physician practices and various health plans executed a supplemental agreement (as amended, the “Supplemental Plan Agreement”), pursuant to which (1) the parties to the Supplemental Plan Agreement agreed to subordinate, waive and/ or release various claims against one another on the terms and conditions set forth therein, and (2) the health plans agreed to support the Chapter 11 plan of reorganization filed by MPN. On September 14, 2000, the Bankruptcy Court entered an order which: (i) confirmed the Second Amended Chapter 11 Plan of MPN dated July 7, 2000 (the “Plan”); (ii) approved the Settlement Agreement; and (iii) approved the Supplemental Plan Agreement. Following the occurrence of the “Effective Date” of the Plan on October 16, 2000, distributions commenced to the creditors of MPN from assets of MPN and from letters of credit in the aggregate amount of $40.0 million provided by the

Company pursuant to its funding commitment described in the Plan. All required distributions are expected to be completed approximately one year following the Effective Date of the Plan.

      Pursuant to the Provider Self-Disclosure Protocol of the OIG, the Company has conducted a voluntary investigation of the practices of an affiliate known as Home Health Agency of Greater Miami, doing business as AmCare (“AmCare”). The investigation uncovered several potentially inappropriate practices by certain managers at AmCare, some of which may have resulted in overpayments from federal programs for AmCare’s home health services. The Company has since terminated these managers, ceased AmCare’s operations, and reported the matter to the OIG. While the OIG has not yet responded to the Company’s internal investigation report, and therefore the resolution of this matter is as yet unknown, it is likely that the government will determine that overpayments were made which require repayment by the Company. The Company’s estimates of the repayments due have been accrued in its financial statements.

      In August 1999, the Company and certain of its subsidiaries, affiliates and managed physician practices sold a portion of their Southern California PPM assets to KPC Medical Management, Inc. (“KPCMM”) and its affiliates. At the same time, the Company and certain of its subsidiaries, affiliates, and managed physician practices sold other Southern California PPM assets to KPC Global Care, Inc. (“KPCGC”) and certain of its affiliates. KPCMM and KPCGC and their respective affiliated purchasers are collectively referred to hereinafter as the “KPC Purchasers”. In these transactions, the KPC Purchasers agreed to assume and perform all obligations of the Company and related sellers under certain real estate leases, personal property leases, vendor contracts and other contracts (“Assumed Obligations”). Certain of such leases and contracts are not assignable without the other party’s consent, and in many cases, consent has not yet been obtained or has been obtained on the express condition that the Company and/ or one of its subsidiaries, affiliates, or managed physician practices remain jointly obligated on the lease or contract. The Company has been advised by certain lessors, vendors and other third parties that Assumed Obligations have not been performed by the KPC Purchasers.

      On November 24, 2000, KPCMM and certain of its affiliates (not including KPCGC) filed a petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Central District of California — Riverside Division (the “KPC Bankruptcy Case”). KPCMM and the other debtors (the “KPC Debtors”) are currently operating as debtors in possession in the KPC Bankruptcy Case. The KPC Debtors have rejected many of the Assumed Obligations, and many of the real property sites subject to leases assigned to the KPC Debtors have been surrendered to the Company and/ or one of its subsidiaries, affiliates or managed physician practices.

      At this time it is unclear what effect the KPC Bankruptcy Case will have on the Company’s potential liability for Assumed Obligations or on its ability to collect other amounts due from the KPC Purchasers. The KPC Bankruptcy Case will likely result in the failure of the KPC Debtors to satisfy their Assumed Obligations. Therefore, the Company and its subsidiaries, affiliates and managed physician practices could be subject to claims from lessors, vendors and other third parties relating to the Assumed Obligations. The Company and/ or its subsidiaries, affiliates and managed physician practices intend to mitigate potential liability for Assumed Obligations to the extent possible by seeking sublessees for real property and/ or negotiating arrangements for termination of Assumed Obligations with lessors, vendors and other third parties.

      Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions that have been instituted against it, there can be no assurance that pending lawsuits will not have a disruptive effect upon the Company’s operations, that the defense of the lawsuits will not consume the time and attention of the Company’s senior management or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously defend each of its pending lawsuits. The Company believes that these lawsuits will not have a material adverse effect on the operating results and financial condition of the Company.

Item  4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of 2000.

Item  5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      General. The Company’s common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “CMX” (formerly listed under the symbol “MDM”). The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for each quarter of the two year period beginning January 1, 1999.

	High	Low

2000

First Quarter	$5.125	$3.750

Second Quarter	7.188	4.375

Third Quarter	11.500	6.875

Fourth Quarter	13.938	10.063

1999

First Quarter	$6.625	$2.875

Second Quarter	7.563	4.000

Third Quarter	9.000	5.250

Fourth Quarter	6.000	3.938

      On February 28, 2001, the closing sale price of the Company’s common stock on the NYSE was $14.00, and there were 20,700 holders of record of the Company’s common stock.

      The Company has never paid a cash dividend on its common stock. Future dividends, if any, will be determined by the Company’s Board of Directors in light of circumstances existing from time to time, including the Company’s growth, profitability, financial condition, results of operations, continued existence of the restrictions described below and other factors deemed relevant by the Company’s Board of Directors.

      Restrictions contained in the Credit Facility (as defined) limit the payment of non-stock dividends on the Company’s common stock.

      Unregistered Sales of Securities. On April 14, 2000, the Company issued an aggregate of 11,741,250 shares of common stock to certain TAPS holders in settlement of a lawsuit brought against the Company in the Supreme Court of New York. The Company received approximately $168 million in cash from the cancellation of the related TAPS, which was used to reduce indebtedness under the Former Credit Facility. Such shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) pursuant to Section 3(a)(9) thereof.

      On August 31, 2000, the Company issued approximately 14.2 million shares of its common stock to TAPS holders as required by the Purchase Contract. The shares were issued in exchange for an equal number of outstanding TAPS, and the Company received approximately $313 million of proceeds from the maturity of the related U.S. Treasury Notes. Such shares were issued in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 3(a)(9) thereof. On September 13, 2000, the Company issued an aggregate of 3,105,875 additional shares of common stock (including 776,821 shares issued to the attorneys for the class) related to settlement of this lawsuit. Such shares were issued in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof.

Item  6.     Selected Financial Data

      The following table sets forth selected financial data for the Company derived from the Company’s audited consolidated financial statements. The selected financial data should be read in conjunction with the audited consolidated financial statements and notes thereto listed in the index on page F-1 of this Annual Report on Form 10-K.

	Year Ended December 31,

	2000	1999	1998	1997	1996

	(In thousands, except per share amounts)

Statements of Operations Data:

Net revenue	$4,430,144	$3,307,806	$2,634,017	$2,363,404	$2,159,480

Income from continuing operations before preferred security dividends	$104,695	$59,146	$30,760	$38,049	$32,329

Preferred security dividends	(13,250)	(3,255)	—	—	—

Loss from discontinued operations	(268,000)	(199,310)	(1,284,878)	(832,775)	(177,817)

Loss available to common stockholders before cumulative effect of a change in accounting principle	(176,555)	(143,419)	(1,254,118)	(794,726)	(145,488)

Cumulative effect of a change in accounting principle	—	—	(6,348)	(25,889)	—

Net loss available to common stockholders	$(176,555)	$(143,419)	$(1,260,466)	$(820,615)	$(145,488)

Average number of common shares outstanding:

Basic	206,042	190,734	189,327	185,830	169,897

Diluted	214,025	194,950	189,927	189,573	174,028

Earnings (loss) per common share — basic:

Income available to common stockholders from continuing operations	$0.44	$0.29	$0.16	$0.20	$0.19

Loss from discontinued operations	$(1.30)	$(1.04)	$(6.79)	$(4.48)	$(1.05)

Cumulative effect of a change in accounting principle	$—	$—	$(0.03)	$(0.14)	$—

Net loss available to common stockholders	$(0.86)	$(0.75)	$(6.66)	$(4.42)	$(0.86)

Earnings (loss) per common share — diluted:

Income available to common stockholders from continuing operations	$0.43	$0.29	$0.16	$0.20	$0.19

Loss from discontinued operations	$(1.25)	$(1.03)	$(6.77)	$(4.39)	$(1.02)

Cumulative effect of a change in accounting principle	$—	$—	$(0.03)	$(0.14)	$—

Net loss available to common stockholders	$(0.82)	$(0.74)	$(6.64)	$(4.33)	$(0.83)

Balance Sheet Data:

Cash and cash equivalents	$2,352	$6,797	$23,100	$109,098	$112,792

Working capital (deficit)	(180,035)	(28,750)	85,111	83,813	270,189

Total assets	685,536	770,846	1,862,106	2,891,896	1,807,366

Long-term debt, less current portion	735,222	1,230,025	1,735,096	1,395,079	663,979

Convertible preferred securities	200,000	200,000	—	—	—

Total stockholders’ equity (deficit)	(969,064)	(1,281,475)	(1,144,173)	92,221	839,073

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The purpose of the following discussion is to facilitate the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company. This discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K.

Overview

      The Company is one of the largest pharmaceutical services companies in the United States. The Company’s services assist employers, insurance companies, unions, government employee groups, managed care organizations and other health benefit plans and individuals throughout the United States in delivering prescription drugs in a cost-effective manner.

      The Company’s net revenue generally includes payments by its customers based on the price of prescription drugs dispensed to their members and administrative fees. Prescription drugs are dispensed from third-party retail pharmacies included in one of the Company’s networks and from its own mail service pharmacies. The preponderance of the Company’s revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. Revenues for selected types of services are earned based on a percentage of savings achieved or on a per-enrollee or per-member basis. Costs of revenues are comprised primarily of prescription drug acquisition costs and associated dispensing costs.

      The Company has added two large managed care contracts since the second quarter of 1999, the largest of which began on January 1, 2000 (the “Managed Care Contracts”). The addition of the Managed Care Contracts resulted in higher revenues and higher average revenue per customer; however, the addition of these contracts also caused the Company’s gross margins (gross profit as a percentage of net revenue) to decrease. Managed care plans typically involve a higher concentration of retail pharmacy claims, which have lower gross margins than the Company’s mail service pharmacy claims. The Company anticipates that its gross margins will continue to decrease, but at a slower rate in the future, due to increased competitive pressures and changes in product mix.

      The Company had tax net operating loss (“NOL”) carry forwards of approximately $2.1 billion as of December 31, 2000. If not utilized to offset future taxable income, these NOL carry forwards will expire on various dates through 2020. In addition to these NOL carry forwards, the Company has approximately $127 million of future additional income tax deductions related to its discontinued operations. The Company also has a federal alternative minimum tax credit carry forward of approximately $17.1 million, which may be used to offset its ordinary federal corporate income taxes in the future.

      Because of the uncertainty of the ultimate realization of the Company’s net deferred tax asset, a valuation allowance has been established for the amount of the net deferred tax asset that is not otherwise expected to be used to offset deferred tax liabilities. Amounts reflected in income taxes payable on the Company’s consolidated balance sheets set forth elsewhere herein represent state taxes in those states where the Company does not have state NOL carry forwards.

      A discussion of the factors influencing the Company’s results of operations for the years ended December 31, 2000, 1999 and 1998 follows. All numbers presented in this discussion are approximations at the level of precision indicated.

Results of continuing operations for 2000 compared to 1999

      Net revenue for 2000 was $4.43 billion, an increase of $1.12 billion, or 33.8%, over the $3.31 billion for 1999. This growth in net revenue was due primarily to new customer contracts, including the Managed Care Contracts, coupled with retention and growth of existing customers, additional services provided to existing customers and drug cost inflation. The Company processed 68.4 million pharmacy claims in 2000, an increase of 17.4 million claims, or 34.1%, over the 51.0 million claims processed in 1999.

      Cost of revenues for 2000 increased to $4.08 billion, or 92.1% of net revenue, from $3.01 billion, or 90.6% of net revenue, in 1999. This increase was due primarily to the increased mix of retail claims to total claims due to the addition of the Managed Care Contracts. Retail claims represented 53.8 million, or 78.7% of the 68.4 million pharmacy claims processed in 2000, compared to 38.5 million, or 75.5%, of the 51.0 million claims processed in 1999.

      Selling, general and administrative expenses for 2000 increased to $116.2 million, or 2.6% of net revenue, from $100.4 million, or 3.0% of net revenue, in 1999. This decrease as a percentage of net revenue resulted primarily from increased sales volumes which did not require proportional increases in administrative expenses.

      Depreciation and amortization increased by $3.3 million, or 14.9%, to $25.4 million in 2000 from $22.1 million in 1999. This increase was due primarily to goodwill amortization related to the Company’s acquisition of the assets of Direct Scripts, Inc. in the third quarter of 1999.

      Operating income (net revenue less cost of revenue, selling, general and administrative expenses and depreciation and amortization) and operating margin were $210.2 million and 4.7% for 2000, compared to $179.4 million and 5.4% for 1999. The increase in operating income was primarily due to revenue growth. This revenue growth was significantly impacted by the addition of the Managed Care Contracts which accounts for the overall decrease in operating margins.

      Net interest expense was $97.0 million for 2000, compared to $115.3 million in 1999. The decrease in net interest expense resulted primarily from the Company’s retirement of its $420 million senior subordinated notes in September 2000, as well as from reductions in amounts due under the Former Credit Facility from operating cash flows and the TAPS proceeds. The reduction in interest expense due to reduced debt levels was offset by increases in interest rates on the Former Credit Facility, which is subject to variable rates. See “Liquidity and Capital Resources.”

      The Company’s effective tax rate on income from continuing operations was 7.5% for 2000 and 7.7% for 1999. These effective rates are significantly below the statutorily enacted corporate income tax rates for each period and are the result of the tax NOL carry forwards discussed above and tax planning strategies in certain states that allow consolidated return filings which will allow the Company to utilize its consolidated NOLs in these states.

      The Company recorded dividends on its Convertible Preferred Securities (as defined) of $13.3 million in 2000 compared with $3.3 million in 1999. See “Liquidity and Capital Resources — Convertible Preferred Securities” and Note 8, “Redeemable Preferred Stock” to the Company’s audited consolidated financial statements which begin on page F-1 of this Annual Report on Form 10-K.

Results of continuing operations for 1999 compared to 1998

      Net revenue for 1999 was $3.31 billion, an increase of $674 million, or 25.6%, over the $2.63 billion for 1998. This growth in net revenue was due primarily to new customer contracts coupled with retention and growth of existing customers, additional services provided to existing customers and drug cost inflation. The Company processed 51.0 million pharmacy claims in 1999, an increase of 6.5 million claims, or 14.6%, over the 44.5 million claims processed in 1998.

      Cost of revenue for 1999 increased to $3.01 billion, or 90.9% of net revenue, from $2.38 billion, or 90.5% of net revenue, in 1998. This increase was due primarily to the increased mix of retail claims to total claims. Retail claims represented 38.5 million, or 75.5%, of the 51.0 million pharmacy claims processed in 1999, compared to 33.1 million, or 74.4%, of the 44.5 million claims processed in 1998.

      Selling, general and administrative expenses for 1999 increased to $100.4 million, or 3.0% of net revenue, from $87.7 million, or 3.3% of net revenue, in 1998. This decrease as a percentage of net revenue resulted primarily from increased sales volumes which did not require proportional increases in administrative expenses.

      Depreciation and amortization increased by $3.2 million, or 16.9%, to $22.1 million in 1999 from $18.9 million in 1998. This increase was due primarily to increases in depreciation expense related to capital expenditures made in 1998.

      Operating income (net revenue less cost of revenue, selling, general and administrative expenses and depreciation and amortization) and operating margin were $179.4 million and 5.4% for 1999, compared to $143.7 million and 5.5% for 1998. The decrease in operating margins was due to the factors cited above for the increase in cost of revenue for 1999 compared to 1998.

      Special charges totaled $9.5 million in 1998 and related primarily to severance, occupancy costs for excess facilities and certain litigation.

      Net interest expense was $115.3 million for 1999, compared to $84.6 million in 1998. The increase in interest expense resulted primarily from a reduction of $25.4 million in the amount of interest allocated to discontinued operations in 1999.

      The Company’s effective tax rate on income from continuing operations was 7.7% for 1999 and 38% for 1998. This decrease resulted from the Company’s application of its NOL carry forwards to income from continuing operations in 1999. The effective rate for 1999 is significantly below the statutorily enacted corporate income tax rates due to the factors discussed above in the comparison of the results of continuing operations for 2000 and 1999.

      The Company recorded dividends on its Convertible Preferred Securities (as defined) of $3.3 million in 1999. See “Liquidity and Capital Resources — Convertible Preferred Securities” and Note 8, “Redeemable Preferred Stock” to the Company’s audited consolidated financial statements which begin on page F-1 of this Annual Report on Form 10-K.

Deferred Income Taxes

      Under Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (“FAS 109”), the Company is required to record a net deferred tax asset for the future tax benefits of tax loss and tax credit carry forwards, as well as for other temporary differences, if realization of such benefits is more likely than not. In assessing the realizability of deferred tax assets, management has considered reversing deferred tax liabilities, projected future taxable income and tax planning strategies. However, the ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward.

      Management believes, considering all available information, including the Company’s history of earnings (after adjustments for nonrecurring items, special charges, permanent differences, and other appropriate items) and after considering appropriate tax planning strategies, it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance of $904 million, which is the amount of the deferred tax assets in excess of the deferred tax liabilities. The valuation allowance has been established due to the uncertainty of forecasting future taxable income.

Discontinued Operations

      Discontinued operations loss for the year ended December 31, 2000, consists of charges totaling $268 million ($198 million in March 2000 and $70 million in December 2000) related to revised estimates of exit costs for the Company’s discontinued PPM operations. These charges are composed of: (i) a $167.6 million adjustment in the net assets related to the Company’s remaining PPM operations and (ii) $100.4 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts are estimates, and actual costs could differ from those recorded. During the year ended December 31, 2000, the Company completed the divestiture of three of its PPM practices and was operating one remaining PPM practice at December 31, 2000.

      Discontinued operations loss for the year ended December 31, 1999 consists of a charge of $199.3 million related to the net loss on the disposal of the PPM operations. This charge is an adjustment to the $1.1 billion charge recorded in the fourth quarter of 1998. The 1999 charge includes a $119.9 million adjustment to the impairment and write-off of intangibles and other PPM assets, an adjustment to the estimated costs to exit the PPM operations of approximately $73.6 million and an adjustment of approximately $5.8 million related to the gain on the sale of the contract services business. For the year ended December 31, 1999, the Company’s discontinued operations had net revenue of approximately $1.4 billion and an operating loss of approximately $165.0 million. The Company received net cash proceeds of $324.4 million and $316.8 million during 1999 from the sales of the PPM and contract services businesses, respectively.

Recent Accounting Pronouncements

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”). SOP 98-5 requires that the costs of start-up activities be expensed as incurred. As a result, the Company recorded a charge of $6.3 million, net of tax of $3.9 million, as a cumulative effect of a change in accounting principle as of January 1, 1998.

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revised the standards for accounting for securitization transactions and other transfers and requires additional disclosures; however, it left intact most of the provisions of FASB Statement No. 125, under which the Company has previously accounted for its accounts receivable securitization transactions.

      FAS 140 is effective for all transfers and servicing of financial assets occurring after March 31, 2001; however, the expanded disclosure requirements of FAS 140 are effective for financial statements for fiscal years ending after December 15, 2000, and are reflected in Note 4, “Trade Receivable Securitization” to the Company’s audited consolidated financial statements which begin on page F-1 of this Annual Report on Form 10-K. The Company will adopt the accounting requirements of FAS 140 on April 1, 2001, and does not expect the adoption of FAS 140 to have a material impact on its financial position, results of operations or cash flows.

Factors That May Affect Future Results

      The Company’s future operating results and financial condition are dependent on its ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. The future operating results and financial condition of the Company may be affected by a number of additional factors, including: (i) its ability to successfully terminate leases and other contractual agreements related to its discontinued operations and the outcome of various litigation surrounding the closure or sale of PPM assets; (ii) identification of and competition for growth and expansion opportunities; (iii) declining reimbursement levels for products distributed; (iv) exposure to professional liability in excess of the Company’s insurance; (v) compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; (vii) adverse resolution of pending lawsuits; (viii) costs of modifications of its information systems to comply with HIPAA privacy and electronic interchange standards and (ix) liquidity and capital requirements. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

      There are various legal matters which, if adversely determined, could have a material adverse effect on the Company’s operating results and financial condition. See Item 3. “Legal Proceedings” and Notes 13 and 14 to the Company’s audited consolidated financial statements which begin on page F-1 of this annual report on Form 10-K.

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

      Currently, the Company’s liquidity needs arise primarily from the funding of its discontinued operations (including the funding of any retained liabilities), as well as its working capital requirements and capital expenditures. The Company believes that cash flows from operations and amounts available under the Revolving Facility (as defined) are sufficient to meet its liquidity needs.

      Cash Flows. The Company’s cash flow from continuing operations for the year ended December 31, 2000, was $221.4 million and was used primarily to fund discontinued operations ($145.5 million), capital expenditures and contingent consideration paid for acquisitions ($24.9 million) and repayments of amounts under the Former Credit Facility. In addition to the impact of factors discussed above for results of continuing operations for 2000, the Company’s cash flow from operations was positively affected by increased focus on managing working capital, including improvements in inventory management and a reduction of days outstanding in accounts receivable. Additionally, days outstanding in accounts payable increased during the year ended December 31, 2000, primarily as a result of investment and maintenance inventory purchases made in the month of December. Due to significant new business starts on January 1, 2001, the Company increased its December inventory purchases to ensure an adequate supply to meet this demand.

      The Company received approximately $481 million in proceeds from the maturity of its TAPS during 2000. The majority of these proceeds were used to retire the Company’s $420 million senior subordinated notes which became due on September 1, 2000. The remaining TAPS proceeds were used to reduce the Company’s indebtedness under the Former Credit Facility, with $60 million being applied to the Former Term Loan Facility (as defined) and the remainder being applied to the Former Revolving Facility (as defined).

      Credit Facility. The Company has a $550 million credit facility with Bank of America, N.A. as administrative agent (the “Credit Facility”). The Company has granted a lien on substantially all of its current and future material personal property as well as the current and future material personal property and capital stock of its material subsidiaries as security for amounts outstanding under the Credit Facility and the Senior Notes (as defined) on an equal and ratable basis. The Credit Facility is guaranteed by the Company’s material subsidiaries and consists of a $300 million revolving credit facility (“Revolving Facility”) which matures in March 2005 and a $250 million term loan facility (“Term Loan Facility”) which matures in March 2006. The Credit Facility was put in place on March 15, 2001, and replaced the Company’s former credit facility (“Former Credit Facility”), which was scheduled to mature in June 2001.

      At December 31, 2000, the Former Credit Facility consisted of: (i) a term loan facility (the “Former Term Loan Facility”) with a balance of $27.7 million outstanding and (ii) a revolving credit facility (the “Former Revolving Facility”) in an aggregate principal amount of up to $400 million. At December 31, 2000, the Company had approximately $118.2 million available for borrowing under the Former Revolving Facility, exclusive of approximately $24.3 million reserved under letters of credit.

      Borrowings under the Credit Facility currently bear interest at variable rates based on the London Inter-bank Offered Rate (“LIBOR”), plus varying margins. At the Company’s option, or upon certain defaults or other events, borrowings under the Credit Facility may instead bear interest based on the prime rate plus varying margins.

      The Credit Facility provides for net cash proceeds received from certain asset sales to be used to reduce the outstanding debt under the Term Loan Facility. The Company is also required to repay the Term Loan Facility with 100% of the net cash proceeds received from certain issuances of equity or debt, and with 50% of the excess cash flow (as defined in the Credit Facility) for each year.

      The Credit Facility contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidation, dispose of assets, make investments, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of certain other indebtedness, pay dividends and other distributions or change its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The Credit Facility includes various customary and other events of default, including cross default provisions, defaults for any material judgment or change in control.

      Senior Notes. The senior notes are in an aggregate principal amount of $450 million and bear interest at 7 3/8% annually, with all principal amounts due in October 2006 (the “Senior Notes”). The indenture for the Senior Notes contains, among other things, restrictions on subsidiary indebtedness, sale and leaseback transactions, and consolidation, merger and sale of assets. The Senior Notes are not guaranteed by any subsidiary. The indenture for the Senior Notes also contains restrictions on indebtedness secured by liens. To comply with this covenant, the Company has secured the Senior Notes on an equal and ratable basis with the Credit Facility.

      Convertible Preferred Securities. In September 1999, the Company, through its wholly-owned subsidiary Caremark Rx Capital Trust I (the “Trust”), privately placed 4.0 million shares ($200.0 million aggregate face value) of 7% shared preference redeemable securities (“Convertible Preferred Securities”). The sole assets of the Trust, which has no business operations apart from administration of the Convertible Preferred Securities, are the 7% convertible subordinated debentures of the Company, maturing October 1, 2029, with principal amount of $206.2 million (the “Trust Debentures”). The Trust is the sole holder of the Trust Debentures.

      Each Convertible Preferred Security may be converted, at the option of the holder, into shares of the Company’s common stock at the rate of 6.7125 shares of common stock for each Convertible Preferred Security (equivalent to a conversion price of $7.4488 per share of common stock). The conversion of all Convertible Preferred Securities would result in the Company’s issuance of approximately 26.9 million shares of common stock.

      All Convertible Preferred Securities outstanding on October 1, 2029, must be redeemed by the Company; however, any or all of the Convertible Preferred Securities may be redeemed at the option of the Company beginning October 15, 2002, at prices ranging from $50.00 to $52.00 plus accumulated and unpaid dividends per Convertible Preferred Security.

      Dividends on the Convertible Preferred Securities are payable at an annual rate of 7% of the liquidation amount of $50.00 per Convertible Preferred Security. These dividends are cumulative and are payable in arrears on the first day of each calendar quarter. As of December 31, 2000, the Company had paid all dividend payments on the Convertible Preferred Securities as scheduled.

      Considered together, (1) the Company’s guaranty, to the extent that the Trust has funds available, of distribution and liquidation payments on the Convertible Preferred Securities and (2) the Company’s obligations under (a) the Trust Debentures and the related indenture and (b) the Trust’s trust agreement, provide a full and unconditional guarantee by the Company of amounts payable in respect to the Convertible Preferred Securities issued by the Trust.

      Receivables Securitization. The Company has securitized certain of its accounts receivable pursuant to a facility with The Chase Manhattan Bank as funding agent. As of December 31, 2000, the Company had securitized approximately $100 million in accounts receivable.

      On January 31, 2001, the Company amended and restated its accounts receivable securitization facility. The amended and restated facility increased the aggregate amount available thereunder from $100 million to at least $115 million and extended the term of the facility to January 31, 2006.

      Discontinued Operations. Cash used to fund the remaining net liabilities of discontinued operations and estimated exit costs, which are classified in current liabilities as other accrued expenses and liabilities, will be funded by cash flows from continuing operations and by the Revolving Facility. The Company believes that these sources will be sufficient to fund discontinued operations exit costs. If they are not, the Company would seek to enhance its liquidity position through further modifications to the Credit Facility, incurrence of additional indebtedness, asset sales, restructuring of debt, and/or the sale of securities. Although the Company currently believes that one or more of such alternatives would be available to enhance liquidity, each such alternative is dependent upon future events, conditions and other matters outside of the Company’s control.

Item  7A.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in interest rates related to debt outstanding under the Credit Facility. The Company’s earnings and the market value of its fixed-rate debt are subject to change as a result of movements in market interest rates. At December 31, 2000, the Company had $285.2 million in long-term debt subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at December 31, 2000, would result in an increase in annual interest expense of $2.9 million, presuming that indebtedness subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on the Company’s long-term debt balances and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

Item  8.  Financial Statements and Supplementary Data

      Information with respect to this item is contained in the Company’s audited consolidated financial statements and financial statement schedule listed in the index on page F-1 of this Annual Report in Form 10-K and is incorporated herein by reference.

Item  9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item  10.  Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item  11.  Executive Compensation

      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item  12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item  13.  Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

PART IV

Item  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

  1.  Financial Statements

      The consolidated financial statements of the Company and its subsidiaries filed as a part of this Annual Report on Form 10-K are listed in the index on page F-1 of this Annual Report on Form 10-K, which listing is hereby incorporated herein by reference.

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

(b)  Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on December 6, 2000, in which it reported a change in its certifying accountant (Form 8-K Item 4).

(c)  Exhibits

Exhibit
No.

2.1	—	Amended and Restated Operations and Settlement Agreement, dated as of June 16, 1999, among the Commissioner of the Department of Corporations of the State of California acting or himself and for the Department of Corporations of the State of California, J. Mark Abernathy as Special Monitor, the Company and its successors and assigns, and MedPartners Provider Network, Inc., a California corporation, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, is hereby incorporated herein by reference.
2.2	—	Second Amended and Restated Operations and Settlement Agreement, dated September 14, 2000, among the Director of the Department of Managed Care of the State of California; the Department of Managed Care of the State of California; J. Mark Abernathy, as Special Monitor-Examiner; the Company; and MedPartners Provider Network, Inc., a California corporation, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference. The Exhibits and Schedules that are referenced in the Operations and Settlement Agreement have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.
2.3	—	Second Amended Chapter 11 Plan of MedPartners Provider Network, Inc., dated July 7, 2000, filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference. The Exhibits and Schedules that are referenced in the Chapter 11 Plan of MedPartners Provider Network, Inc. have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.
2.4	—	Amended and Restated Supplemental Plan Agreement, dated September 14, 2000, among MedPartners Provider Network, Inc., the Company, certain direct and indirect subsidiaries of the Company, certain Managed Physician Practices, and certain Plans, filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference. The Exhibits and Schedules that are referenced in the Supplemental Plan Agreement have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.
3.1	—	MedPartners, Inc. Third Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference.
3.2	—	Certificate of Ownership and Merger, merging Caremark Rx, Inc. into MedPartners, Inc., filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 14, 1999, is hereby incorporated herein by reference.
3.3	—	Caremark Rx, Inc. Sixth Amended and Restated Bylaws.
4.1	—	Amended and Restated Rights Agreement, dated as of February 1, 2000, between Caremark Rx, Inc. and First Chicago Trust Company, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 4, 2000, is hereby incorporated herein by reference.
4.2	—	Purchase Contract Agreement, dated September 15, 1997, between MedPartners, Inc. and The First National Bank of Chicago, filed as Exhibit 4.4 to the Company’s Registration Statement of Form S-3 (Registration No. 333-35665), is hereby incorporated herein by reference.

Exhibit
No.

4.3	—	Pledge Agreement, dated September 15, 1997, by and between MedPartners, Inc., PNC Bank, Kentucky, Inc. and The First National Bank of Chicago, filed as Exhibit 4.5 to the Company’s Registration Statement of Form S-3 (Registration No. 333-35665), and is hereby incorporated herein by reference.
4.4	—	Form of Common Stock Certificate of Registrant filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
4.5	—	Certificate of Trust of Caremark Rx Capital Trust I, filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.6	—	Trust Agreement of Caremark Rx Capital Trust I dated as of September 10, 1999, by and between the Company, the Wilmington Trust Company, and the Administrative Trustees named therein, filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.7	—	Amended and Restated Trust Agreement dated as of September 29, 1999, by and between the Company, the Wilmington Trust Company, and the Holders named therein, filed as Exhibit 4.3 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.8	—	Indenture for the Convertible Subordinated Debentures due 2029 dated as of September 29, 1999 between the Company, and the Wilmington Trust Company, filed as Exhibit 4.4 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.9	—	Form of Common Securities of Caremark Rx Capital Trust I, filed as Exhibit 4.5 to Amendment No. 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 is hereby incorporated herein by reference.
4.10	—	Form of SPURS, filed as Exhibit 4.6 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.11	—	Form of Convertible Subordinated Debentures due 2029, filed as Exhibit 4.7 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.12	—	Guarantee Agreement dated as of September 29, 1999 by and between the Company and the Wilmington Trust Company, filed as Exhibit 4.8 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
10.1	—	Consulting Agreement, dated as of August 7, 1996, by and among Caremark International, Inc., MedPartners, Inc. and C.A. Lance Piccolo, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-09767), is hereby incorporated herein by reference.
10.2	—	Termination Agreement, dated as of November 29, 1995, by and between MedPartners/ Mullikin, Inc. and John S. McDonald, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-1130), is hereby incorporated herein by reference.
10.3	—	Employment Agreement, dated March 18, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.4 to the Company’s Quarterly Report on form 10-Q for the quarterly period ended March 31, 1998, is hereby incorporated herein by reference.
10.4	—	Amendment No. 1 to Employment Agreement, dated August 6, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is hereby incorporated herein by reference.
10.5	—	Nonqualified Stock Option Agreement, dated August 6, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is hereby incorporated herein by reference.

Exhibit
No.

10.6	—	Amendment No. 2 to Employment Agreement, dated December 1, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is hereby incorporated herein by reference.
10.7	—	Nonqualified Stock Option Agreement, dated January 27, 1999, by and between the Company and E. Mac Crawford, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is hereby incorporated herein by reference.
10.8	—	Amendment No. 3 to Employment Agreement, dated March 8, 2000, by and between the Company and E. Mac Crawford, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
10.9	—	Nonqualified Stock Option Agreement, dated March 8, 2000, by and between the Company and E. Mac Crawford, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
10.10	—	Employment Agreement, dated January 1, 2000, by and between the Company and John J. Arlotta, filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.11	—	Amended and Restated Employment Agreement, dated May 1, 2000, by and between the Company and James H. Dickerson, Jr., filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
10.12	—	Nonqualified Stock Option Agreement, dated August 6, 1998, by and between the Company and James H. Dickerson, Jr., filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is hereby incorporated herein by reference.
10.13	—	Employment Agreement, dated July 1, 1998, by and between the Company and Edward L. Hardin, Jr., filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.
10.14	—	Nonqualified Stock Option Agreement, dated August 6, 1998, by and between the Company and Edward L. Hardin, Jr., filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.
10.15	—	Amendment No. 1 to Employment Agreement, dated March 8, 2000, by and between the Company and Edward L. Hardin, Jr., filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.
10.16	—	Employment Agreement dated June 1, 2000, by and between the Company and Brad Karro filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
10.17	—	The Company’s Amended and Restated Incentive Compensation Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.18	—	First Amendment to the Company’s Amended and Restated Incentive Compensation Plan, dated November 15, 2000.
10.19	—	Second Amendment to the Company’s Amended and Restated Incentive Compensation Plan, dated January 12, 2001.
10.20	—	The Company’s Amended and Restated 1993 Stock Option Plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.21	—	First Amendment to the Company’s Amended and Restated 1993 Stock Option Plan, dated November 15, 2000.
10.22	—	Second Amendment to the Company’s Amended and Restated 1993 Stock Option Plan, dated January 12, 2001.
10.23	—	The Company’s Amended and Restated 1994 Stock Option Plan, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.

Exhibit
No.

10.24	—	First Amendment to the Company’s Amended and Restated 1994 Stock Option Plan, dated November 15, 2000.
10.25	—	Second Amendment to the Company’s Amended and Restated 1994 Stock Option Plan, dated January 12, 2001.
10.26	—	The Company’s Non-Employee Director Stock Option Plan, filed as Exhibit 4.2 to the Company’s Registration statement on Form S-8 (Registration No. 333-14163), is hereby incorporated herein by reference.
10.27	—	The Company’s Amended and Restated 1995 Stock Option Plan, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.28	—	First Amendment to the Company’s Amended and Restated 1995 Stock Option Plan, dated November 15, 2000.
10.29	—	Second Amendment to the Company’s Amended and Restated 1995 Stock Option Plan, dated January 12, 2001.
10.30	—	The Company’s Amended and Restated 1997 Long Term Incentive Compensation Plan, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.31	—	First Amendment to the Company’s 1997 Long Term Incentive Compensation Plan, dated November 15, 2000.
10.32	—	Second Amendment to the Company’s 1997 Long Term Incentive Compensation Plan, dated January 12, 2001.
10.33	—	The Company’s Amended and Restated 1998 Employee Stock Option Plan, filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.34	—	First Amendment to the Company’s Amended and Restated 1998 Employee Stock Option Plan, dated November 15, 2000.
10.35	—	Second Amendment to the Company’s Amended and Restated 1998 Employee Stock Option Plan, dated January 12, 2001.
10.36	—	The Company’s Amended and Restated 1998 New Employee Stock Option Plan, filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.37	—	First Amendment to the Company’s Amended and Restated 1998 New Employee Stock Option Plan dated November 15, 2000.
10.38	—	Second Amendment to the Company’s Amended and Restated 1998 New Employee Stock Option Plan, dated January 12, 2001.
10.39	—	Amended and Restated Receivables Transfer Agreement, dated as of January 31, 2001, among MP Receivables Company, as transferor, Caremark Inc., as originator and collection agent, Redwood Receivables Corporation, Park Avenue Receivables Corporation, The Chase Manhattan Bank, as agent for Park Avenue Receivables Corporation and the PARCO APA Banks (as defined therein), and General Electric Capital Corporation, as agent for Redwood Receivables Corporation and the Redwood Liquidity Providers (as defined therein) and as funding agent.
10.40	—	Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2001, among Caremark Inc., as seller, and MP Receivables Company, as buyer.
10.41	—	$1 Billion Third Amended and Restated Credit Agreement, dated June 9, 1998, by and between MedPartners, Inc., NationsBank, National Association (successor by merger of NationsBank, National Association (South)), as Administrative Agent for Lenders, The First National Bank of Chicago, as Documentation Agent for Lenders, and the Lenders thereto, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, is hereby incorporated herein by reference.

Exhibit
No.

10.42	—	Amendment and Waiver No. 1 to the Third Amended and Restated Credit Agreement, dated December 4, 1998, by and between the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Bank of America Securities LLC, and Bank of America, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 1999, is hereby incorporated herein by reference.
10.43	—	Amendment and Waiver No. 2 to the Third Amended and Restated Credit Agreement, dated January 13, 1999, by and between the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Bank of America Securities LLC, and Bank of America, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 1999, is hereby incorporated herein by reference.
10.44	—	Amendment and Waiver No. 3 to the Third Amended and Restated Credit Agreement, dated February 9, 1999, by and between the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Bank of America Securities LLC, and Bank of America, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.
10.45	—	Amendment and Waiver No. 4 to the Third Amended and Restated Credit Agreement, dated March 18, 1999, by and between the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Bank of America Securities LLC, and Bank of America, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.
10.46	—	Amendment and Waiver No. 5 to the Third Amended and Restated Credit Agreement, dated April 1, 1999, by and between the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Bank of America Securities LLC, and Bank of America, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.
10.47	—	Amendment and Waiver No. 6 to the Third Amended and Restated Credit Agreement, dated April 14, 1999, by and between the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Bank of America Securities LLC, and Bank of America, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is hereby incorporated herein by reference.
10.48	—	Amendment and Waiver No. 7 to the Third Amended and Restated Credit Agreement, dated June 29, 1999, by and between the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Bank of America Securities LLC, and Bank of America, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is hereby incorporated herein by reference.
10.49	—	Amendment and Waiver No. 8 to the Third Amended and Restated Credit Agreement, dated August 2, 1999, by and between the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Bank of America Securities LLC, and Bank of America, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is hereby incorporated herein by reference.

Exhibit
No.

10.50	—	Amendment and Waiver No. 9 to the Third Amended and Restated Credit Agreement, dated August 16, 1999, by and between the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Bank of America Securities LLC, and Bank of America, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
10.51	—	Amendment and Waiver No. 10 to the Third Amended and Restated Credit Agreement, dated August 23, 1999, by and between the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Bank of America Securities LLC, and Bank of America, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
10.52	—	Amendment and Waiver No. 11 to the Third Amended and Restated Credit Agreement, dated August 30, 1999, by and between the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Bank of America Securities LLC, and Bank of America, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
10.53	—	Amendment and Waiver No. 12 to the Third Amended and Restated Credit Agreement, dated September 14, 1999, by and between the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Bank of America Securities LLC, and Bank of America, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
10.54	—	Amendment and Waiver No. 13 to the Third Amended and Restated Credit Agreement, dated November 5, 1999, by and between the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Bank of America Securities LLC, and Bank of America, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
10.55	—	Amendment and Waiver No. 14 to the Third Amended and Restated Credit Agreement, dated December 16, 1999, by and between the Company, NationsBank, Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, NationsBanc Montgomery Securities LLC, and NationsBank, N.A, filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.
10.56	—	Amendment and Waiver No. 15 to the Third Amended and Restated Credit Agreement, dated January 20, 2000 by and between the Company, NationsBank, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, and NationsBanc Montgomery Securities LLC, filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.
10.57	—	Amendment and Waiver No. 16 to the Third Amended and Restated Credit Agreement dated February 3, 2000, by and between the Company, NationsBank, N.A., Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, NationsBanc Montgomery Securities LLC and NationsBank, N.A, filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.

Exhibit
No.

10.58	—	Amendment and Waiver No. 17 to the Third Amended and Restated Credit Agreement, dated April 10, 2000, among the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Banc of America Securities LLC, and Bank of America, N.A. , filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
10.59	—	Amendment and Waiver No. 18 to the Third Amended and Restated Credit Agreement, dated April 10, 2000, among the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Banc of America Securities LLC, and Bank of America, N.A. , filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
10.60	—	Amendment and Waiver No. 19 to the Third Amended and Restated Credit Agreement, dated August 8, 2000, among the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Banc of America Securities LLC, and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.61	—	Amendment and Waiver No. 20 to the Third Amended and Restated Credit Agreement, dated August 31, 2000, among the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Banc of America Securities LLC, and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.62	—	Amendment and Waiver No. 21 to the Third Amended and Restated Credit Agreement, dated January 23, 2001, among the Company, Bank of America, N.A., Credit Lyonnais New York Branch, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York, Banc of America Securities LLC, and Bank of America, N.A.
10.63	—	Credit Agreement, dated as of March 15, 2001, by and between the Company, the Initial Lenders named therein, Bank of America, N.A., J.P. Morgan, a division of Chase Securities, Inc., First Union National Bank, and Banc of America Securities LLC.
10.64	—	Text of Final Order approving the class action settlement in the class action lawsuit entitled James Taff et al. v. Caremark Rx, Inc. et al., Case No. 0072, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 13, 2000, is hereby incorporated herein by reference.
10.65	—	Pledge Agreement, dated November 4, 1999, from the Company as Grantor to Lasalle Bank National Association as Trustee, filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.
10.66	—	Trust Agreement, dated November 4, 1999, by and among the Company and Lasalle Bank National Association as Trustee, filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.
10.67	—	Pledge and Security Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee.
10.68	—	Trust Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee.
21	—	Subsidiaries of the Company
23.1	—	Consent of Arthur Andersen LLP
23.2	—	Consent of Ernst & Young LLP

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caremark Rx, Inc.

By:	/s/ HOWARD A. MCLURE

Howard A. McLure
Executive Vice President and
Chief Financial Officer

Date: March 15, 2001

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ EDWIN M. CRAWFORD Edwin M. Crawford	Chief Executive Officer and Chairman of the Board of Directors	March 15, 2001
/s/ JAMES H. DICKERSON, JR. James H. Dickerson, Jr.	President, Chief Operating Officer and Director	March 15, 2001
/s/ EDWARD L. HARDIN Edward L. Hardin	Executive Vice President, General Counsel and Director	March 15, 2001
/s/ HOWARD A. MCLURE Howard A. McLure	Executive Vice President and Chief Financial Officer	March 15, 2001
/s/ MARK S. WEEKS Mark S. Weeks	Senior Vice President and Controller	March 16, 2001
/s/ EDWIN M. BANKS Edwin M. Banks	Director	March 15, 2001
/s/ HARRIS DIAMOND Harris Diamond	Director	March 20, 2001
/s/ KRISTEN GIBNEY Kristen Gibney	Director	March 15, 2001
/s/ ROGER L. HEADRICK Roger L. Headrick	Director	March 15, 2001
/s/ MICHAEL D. MARTIN Michael D. Martin	Director	March 15, 2001
/s/ TED H. MCCOURTNEY Ted H. McCourtney	Director	March 15, 2001
/s/ CHARLES W. NEWHALL, III Charles W. Newhall, III	Director	March 15, 2001
/s/ C.A. LANCE PICCOLO C.A. Lance Piccolo	Director	March 15, 2001

CAREMARK RX, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

      The following audited consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)(1):

      The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 14(a)(2):

Page

Report of Arthur Andersen LLP, Independent Public Accountants	S-1

Schedule II — Valuation and qualifying accounts	S-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Caremark Rx, Inc.:

      We have audited the accompanying consolidated balance sheet of Caremark Rx, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caremark Rx, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP

Atlanta, Georgia

February 1, 2001 (except for Note 17,
as to which the date is March 15, 2001)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Caremark Rx, Inc.

      We have audited the accompanying consolidated balance sheet of Caremark Rx, Inc. as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2) for the two years in the period ended December 31, 1999. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caremark Rx, Inc. at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the two years in the period ended December 31, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the financial statements, in 1998 the Company changed its method of accounting for start-up costs.

Ernst & Young LLP

Birmingham, Alabama

February 10, 2000

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,

	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$2,352	$6,797

Accounts receivable, less allowance for doubtful accounts of $17,920 in 2000 and $14,146 in 1999	249,766	229,332

Inventories	186,231	159,031

Prepaid expenses and other current assets	8,757	14,880

Current assets of discontinued operations	6,221	124,616

Total current assets	453,327	534,656

Property and equipment, net	110,320	108,168

Intangible assets, net	35,165	41,080

Other assets	79,723	79,740

Non-current assets of discontinued operations	7,001	7,202

Total assets	$685,536	$770,846

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable	$417,567	$275,119

Other accrued expenses and liabilities	169,857	162,768

Income taxes payable	2,533	6,978

Current portion of long-term debt	1,875	19,371

Current liabilities of discontinued operations	43,405	99,170

Total current liabilities	635,237	563,406

Long-term debt, net of current portion	733,347	1,230,025

Other long-term liabilities	82,398	46,453

Long-term liabilities of discontinued operations	3,618	12,437

Total liabilities	1,454,600	1,852,321
Commitments and contingencies

Convertible Preferred Securities	200,000	200,000

Stockholders’ deficit:

Common stock, $.001 par value; 400,000 shares authorized; issued and outstanding — 230,755 shares in 2000 and 199,523 shares in 1999	231	200

Additional paid-in capital	1,399,902	949,177

Shares held in trust — 7,152 in 2000 and 8,383 in 1999	(115,287)	(135,141)

Accumulated deficit	(2,253,910)	(2,095,711)

Total stockholders’ deficit	(969,064)	(1,281,475)

Total liabilities and stockholders’ deficit	$685,536	$770,846

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,

	2000	1999	1998

Net revenue	$4,430,144	$3,307,806	$2,634,017

Operating expenses:

Cost of revenues	4,078,322	3,005,918	2,383,666

Selling, general and administrative expenses	116,242	100,403	87,721

Depreciation and amortization	25,354	22,095	18,944

Interest expense, net	97,042	115,292	84,574

Special charges	—	—	9,500

	4,316,960	3,243,708	2,584,405

Income from continuing operations before provision for income taxes	113,184	64,098	49,612

Provision for income taxes	8,489	4,952	18,852

Income from continuing operations	104,695	59,146	30,760

Preferred security dividends	13,250	3,255	—

Income from continuing operations available to common stockholders	91,445	55,891	30,760

Loss from discontinued operations, net of income tax expense of $243, 977 in 1998	(268,000)	(199,310)	(1,284,878)

Cumulative effect of a change in accounting principle, net of income tax benefit of $3,890	—	—	(6,348)

Net loss to common stockholders	$(176,555)	$(143,419)	$(1,260,466)

Average number of common shares outstanding — basic	206,042	190,734	189,327

Average number of common shares outstanding — diluted	214,025	194,950	189,927

Earnings per common share — basic:

Income from continuing operations	$0.44	$0.29	$0.16

Loss from discontinued operations	$(1.30)	$(1.04)	$(6.79)

Cumulative effect of a change in accounting principle	$—	$—	$(0.03)

Net loss	$(0.86)	$(0.75)	$(6.66)

Earnings per common share — diluted:

Income from continuing operations	$0.43	$0.29	$0.16

Loss from discontinued operations	$(1.25)	$(1.03)	$(6.77)

Cumulative effect of a change in accounting principle	$—	$—	$(0.03)

Net loss	$(0.82)	$(0.74)	$(6.64)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands)

	Year Ended December 31,

	2000	1999	1998

Common stock:

Balance — beginning of year	$200	$199	$198

Stock issued to TAPS holders upon conversion	29	—	—

Exercise of employee stock options	2	1	—

Stock issued in business combinations	—	—	1

Balance — end of year	231	200	199

Additional paid-in capital:

Balance — beginning of year	949,177	954,420	937,233

Stock issued to TAPS holders upon conversion, net of issuance costs	473,972	—	—

Exercise of employee stock options	4,460	1,853	5,096

Exercise of employee stock options from shares held in trust	(14,709)	—	—

Stock issued for employee stock purchase plan from shares held in trust	(1,213)	(3,669)	(4,177)

Stock issued in business combinations	—	—	16,541

Preferred security dividends	(13,250)	(3,255)	—

Other	1,465	(172)	(273)

Balance — end of year	1,399,902	949,177	954,420

Shares held in trust:

Balance — beginning of year	(135,141)	(142,477)	(150,200)

Exercise of employee stock options	17,606	—	—

Stock issued for employee stock purchase plan	2,248	7,336	7,723

Balance — end of year	(115,287)	(135,141)	(142,477)

Accumulated deficit:

Accumulated deficit — beginning of year	(2,095,711)	(1,956,315)	(695,010)

Net loss (excludes preferred dividends)	(163,305)	(140,164)	(1,260,466)

Other comprehensive loss — unrealized gain (loss) on marketable equity securities	(1,039)	768	(839)

Reclassification adjustment for other comprehensive losses included in net loss	6,145	—	—

Total comprehensive loss	(158,199)	(139,396)	(1,261,305)

Accumulated deficit — end of year	(2,253,910)	(2,095,711)	(1,956,315)

Total stockholders’ deficit	$(969,064)	$(1,281,475)	$(1,144,173)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	1999	1998

	(In thousands)

Cash flows from operating activities:

Net loss	$(163,305)	$(140,164)	$(1,260,466)

Adjustments to reconcile net loss to net cash and cash equivalents provided by continuing operations:

Loss from discontinued operations	268,000	199,310	1,284,878

Depreciation and amortization	25,354	22,095	18,944

Provision for doubtful accounts	14,586	17,566	12,662

Non-cash interest expense	6,322	6,108	5,778

Deferred income taxes	—	—	18,852

Cumulative effect of a change in accounting principle	—	—	6,348

Special charges	—	—	9,500

Changes in operating assets and liabilities, net of effects of acquisitions of businesses and special charges:

Accounts receivable	(35,984)	(85,569)	11,235

Inventories	(27,200)	16,462	(33,504)

Accounts payable	137,240	58,888	23,353

Other assets and liabilities	(3,638)	(8,469)	(13,660)

Net cash and cash equivalents provided by continuing operations	221,375	86,227	83,920

Cash flows from investing activities:

Capital expenditures	(23,245)	(20,350)	(28,661)

Acquisitions of businesses, net of cash acquired	(1,632)	(13,219)	—

Proceeds from sales of property and equipment, net	—	—	8,523

Net cash and cash equivalents used in investing activities	(24,877)	(33,569)	(20,138)

Cash flows from financing activities:

Proceeds from issuance of equity securities, net	482,919	2,744	8,369

Payments on subordinated debt	(420,000)	—	—

Net borrowings (repayments) under credit facility	(94,174)	(485,504)	340,399

Net proceeds from issuance of convertible preferred securities	—	192,128	—

Dividend payments on convertible preferred securities	(17,676)	—	—

Accounts receivable securitization	—	24,390	—

Debt and preferred securities issuance costs	(411)	(3,424)	(6,100)

Net repayment of other debt	—	(403)	(408)

Net cash and cash equivalents provided by (used in) financing activities	(49,342)	(270,069)	342,260

Cash paid for special charges	(6,092)	(5,040)	(5,670)

Cash flows from discontinued operations:

Operating activities	(171,551)	(271,236)	(246,437)

Investing activities	26,042	497,170	(280,708)

Financing activities	—	(19,786)	40,775

Net cash and cash equivalents provided by (used in) discontinued operations	(145,509)	206,148	(486,370)

Net decrease in cash and cash equivalents	(4,445)	(16,303)	(85,998)

Cash and cash equivalents — beginning of year	6,797	23,100	109,098

Cash and cash equivalents — end of year	$2,352	$6,797	$23,100

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

1.  Business and Basis of Presentation

      Caremark Rx, Inc., a Delaware corporation (the “Company”), is one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $4.4 billion for 2000. The Company’s operations are conducted through its wholly-owned subsidiary Caremark Inc. (“Caremark”), which assists employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States in delivering prescription drugs in a cost-effective manner. For the year ended December 31, 2000, the Company managed over 68 million prescriptions for individuals from over 1,200 organizations.

      The Company’s pharmaceutical services are generally referred to as pharmacy benefit management (“PBM”) services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. The Company dispenses prescription drugs to customers through a network of more than 50,000 third-party retail pharmacies (approximately 96% of all retail pharmacies in the United States) and through its own mail service pharmacies. During 2000, the Company processed approximately 14.6 million pharmacy claims through its mail service pharmacies and processed approximately 53.8 million retail pharmacy claims.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

      Certain prior year amounts have been reclassified to conform to the current year’s presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

2.  Summary of Significant Accounting Policies

      Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

      Investments in Equity Securities. The Company’s investments in equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income unless a decline in value is judged other than temporary. During the year ended December 31, 2000, the company determined that one of its investments had experienced a permanent decline in value, and, accordingly, recognized a loss of approximately $6.1 million. This loss is included in loss from discontinued operations in the accompanying consolidated statements of operations.

      Inventories. Inventories, which are primarily finished goods, consist of prescription drugs, medical equipment and supplies and are stated at the lower of cost (first-in, first-out method) or market.

      Revenue Recognition. The Company’s net revenue is generated primarily by dispensing prescription drugs, either directly through its mail service pharmacies or indirectly through its retail network, and primarily includes amounts paid or payable by customers based on the cost of the prescription drugs dispensed to their beneficiaries plus administrative fees. Net revenues also include: (i) amounts paid or payable for certain disease management and health benefit management products recorded at predetermined contractual rates

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the achievement of certain criteria and (ii) amounts paid or payable for access to data in the Company’s information systems recorded at predetermined contractual rates.

      Revenues from the dispensing of prescription drugs from the Company’s pharmacies are recognized when each prescription is shipped. Revenues from sales of prescription drugs by pharmacies in the Company’s nationwide third-party retail network and administrative fees are recognized when each claim is adjudicated using the Company’s on-line claims processing system at the point-of-sale. Revenues for disease management, health benefit management, data access and other products are recognized based on the date of the Company’s acquiring rights and incurring obligations under various fee-for-service arrangements.

      For the year ended December 31, 2000, the Company had one customer contract which generated approximately $463.3 million of its $4.4 billion of net revenue.

      Recent Accounting Pronouncements. In April 1998, the American Institute of Certified Public Accountants issued a Statement of Position “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”). SOP 98-5 requires that the costs of start-up activities be expensed as incurred. As a result, the Company recorded a charge of $6.3 million, net of tax of $3.9 million, as a cumulative effect of a change in accounting principle as of January 1, 1998.

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“FAS 140”). FAS 140 revised the standard for accounting for securitization transactions and other transfers and requires additional disclosures; however, it left intact most of the provisions of FASB Statement No. 125, under which the Company has previously accounted for its accounts receivable securitization transactions.

      FAS 140 is effective for all transfers and servicing of financial assets occurring after March 31, 2001; however, the expanded disclosure requirements of FAS 140 are effective for financial statements for fiscal years ending after December 15, 2000, and are reflected in Note 4, “Trade Receivable Securitization.” The Company will adopt the accounting requirements of FAS 140 on April 1, 2001, and does not expect the adoption of FAS 140 to have a material impact to its financial position, results of operations or cash flows.

3.  Supplemental Cash Flow Information

      Supplemental information with respect to the Company’s cash flows (including cash flows from discontinued operations) for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

	Year ended December 31,

	2000	1999	1998

Cash paid during the period for:

Interest	$100,481	$112,127	$128,444

Income taxes, net of refunds received	$5,239	$8,441	$(393)

4.  Trade Receivable Securitization

      In December 1998, the Company sold certain of its trade accounts receivable to a wholly-owned special purpose entity, (“SPE”), which, in turn, entered into a $100 million securitization facility with a third-party conduit entity. The initial transaction resulted in a loss of $6.1 million, of which $3.3 million related to transaction costs, during the year ended December 31, 1998. Ongoing sales of receivables during 2000 and 1999 resulted in the recognition of additional expenses of $9.8 million and $6.2 million, respectively. These expenses are included in interest expense.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company retained servicing responsibilities, for which it is paid a servicing fee equal to 1% of the accounts receivable serviced, and a subordinated interest in the transferred receivables. The servicing fees received by the Company were $2.8 million in 2000 and $1.8 million in 1999 and are considered adequate compensation for services rendered. Accordingly, no related asset or liability has been recorded. The Company is also required, under the terms of the transaction, to maintain a $20 million net equity balance within the SPE for the life of the agreement.

      The 1998 securitization transaction was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 125”), which requires the Company to allocate the carrying amount of trade accounts receivable sold among: (i) the retained interest; (ii) the servicing rights retained and (iii) the interest sold, based on the relative fair value of each component. The fair value of receivables sold is determined based on the consideration received from the third-party conduit entity. As the receivables are non-interest bearing, the sale to the conduit entity occurs at a discount and results in a loss being recorded by the Company upon sale.

      As of December 31, 2000 and 1999, the Company had securitized approximately $100 million in trade accounts receivable. The Company’s total accounts receivable subject to the securitization facility at December 31, 2000, were approximately $135.5 million. Delinquent amounts and credit losses related to these receivables were not material at or during the year ended December 31, 2000.

      Activity in retained interest in trade receivable securitizations was as follows (in thousands):

	Year Ended December 31,

	2000	1999

Balance at the beginning of the year	$82,848	$78,725

Additions	1,922,759	1,277,866

Accretion	—	(1,420)

Excess cash flow received on retained interest	(1,884,633)	(1,272,323)

Balance at end of the year	$120,974	$82,848

      The components of retained interest in the trade receivable securitization were as follows (in thousands):

	December 31,

	2000	1999

Subordinated interest	$100,974	$64,268

Fair value of restricted capital	20,000	20,000

	$120,974	$84,268

      The Company amended and restated its accounts receivable securitization facility on January 31, 2001. See Note 17, “Subsequent Events.”

5.  Property and Equipment

      Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the shorter of the estimated useful life of each asset or the term of any underlying lease. Estimated useful lives range from 5 to 15 years for buildings and leasehold improvements and 3 to 10 years for equipment and computer software.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and equipment consisted of the following at December 31, 2000 and 1999 (in thousands):

	December 31,

	2000	1999

Land	$99	$78

Buildings and leasehold improvements	32,536	25,515

Equipment and computer software	151,723	143,725

Construction in progress	25,927	19,308

	210,285	188,626

Less accumulated depreciation and amortization	(99,965)	(80,458)

	$110,320	$108,168

      Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $20.6 million, $21.2 million, and $18.4 million respectively.

6.  Intangible Assets

      Intangible assets are primarily composed of: (i) costs associated with obtaining long-term debt financing, which are being amortized and included in interest expense systematically over the terms of the related debt agreements, and (ii) amounts related to the September 1999 acquisition of the assets of Direct Scripts, Inc., which are being amortized over a period of five years.

      Net intangible assets totaled $35.2 million and $41.1 million at December 31, 2000 and 1999, respectively. As of December 31, 2000 and 1999, accumulated amortization totaled $21.6 million and $15.5 million, respectively. The portion of amortization expense related to debt issuance costs has been classified as interest expense and totaled $6.3 million, $6.1 million and $5.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization expense, net of amounts classified as interest expense, for the years ended December 31, 2000, 1999 and 1998 was $2.6 million, $0.9 million and $0.5 million, respectively.

7.  Long-Term Debt and Operating Leases

      Information with respect to the Company’s long-term debt at December 31, 2000 and 1999 is as follows (in thousands):

	December 31,

	2000	1999

Credit facility due June 2001:

Term loan facility (10.44% to 10.56% at December 31, 2000)	$27,668	$111,396

Revolving facility (9.56% to 11.50% at December 31, 2000)	257,554	268,000

	285,222	379,396

7.375% senior notes due 2006(1)	450,000	450,000

6.875% senior subordinated notes due 2000(1)	—	420,000

	735,222	1,249,396

Less: amounts due within one year(2)	(1,875)	(19,371)

	$733,347	$1,230,025

(1)	The aggregate fair value of these obligations, based on quoted market prices, was $418.5 million and $772.2 million at December 31, 2000 and 1999, respectively.
(2)	The credit facility was refinanced on March 15, 2001. Amounts due within one year at December 31, 2000, represent amounts payable under the New Term Loan Facility (as defined). See Note 17, “Subsequent Events”.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Credit Facility. The Company has a credit facility with Bank of America, N.A. as administrative agent. The Company has effectively pledged the capital stock of Caremark as security for amounts outstanding. The credit facility is guaranteed by the Company’s material subsidiaries and was refinanced on March 15, 2001, prior to its scheduled maturity in June 2001. See Note 17, “Subsequent Events.”

      The credit facility consists of: (i) a term loan facility with a balance of $27.7 million outstanding at December 31, 2000 and (ii) a revolving credit facility in an aggregate principal amount of up to $400 million. At December 31, 2000, the Company had approximately $118.2 million available for borrowing under the revolving facility, exclusive of approximately $24.3 million reserved under letters of credit.

      Borrowings under the credit facility currently bear interest at variable rates based on the London Inter-bank Offered Rate (“LIBOR”), plus varying margins. At the Company’s option, or upon certain defaults or other events, borrowings under the credit facility may instead bear interest based on the prime rate plus varying margins.

      The credit facility provides for net cash proceeds received from asset sales to be used to reduce the outstanding debt under the term loan facility. The Company is also required to repay the term loan facility ratably with 100% of the net cash proceeds received from certain issuances of equity or debt or extraordinary receipts, and with 50% of the excess cash flow (as defined in the credit facility) for each fiscal year.

      The credit facility contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidation, dispose of assets, make investments, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions or change its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions, defaults for any material judgment or change in control, and defaults relating to liabilities arising from the Company’s making additional investments in its California PPM business. The Company was in compliance with all debt covenants at December 31, 2000.

      Senior Notes. The senior notes have an outstanding principal balance of $450 million, bear interest at 7 3/8% and mature October 8, 2006 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year. The Senior Notes are not redeemable by the Company prior to maturity and are not entitled to the benefit of any mandatory sinking fund. The Senior Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future unsubordinated obligations of the Company.

      The indenture for the Senior Notes contains, among other things, restrictions on subsidiary indebtedness, sale and leaseback transactions, and consolidation, merger and sale of substantially all assets. The Senior Notes are not guaranteed by any subsidiary. The indenture for the Senior Notes also contains restrictions on indebtedness secured by liens. To comply with this covenant, the Company has prospectively secured the Senior Notes on an equal and ratable basis with the New Credit Facility (as defined). See Note 17, “Subsequent Events.”

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other Debt Information. Principal maturities of long-term debt payable under the New Term Loan Facility and the Senior Notes at December 31, 2000, are as follows (in thousands):

2001	$1,875

2002	2,500

2003	2,500

2004	2,500

2005	2,500

2006	688,125

Total	$700,000

      In addition, any amounts outstanding under the New Revolving Facility (as defined) are due in March 2005.

      Interest expense totaled $97.7 million, $116.4 million and $90.8 million in 2000, 1999 and 1998, respectively. Interest income totaled $0.7 million, $1.1 million and $6.2 million in 2000, 1999 and 1998, respectively. These amounts exclude net interest expense allocated to discontinued operations of $6.9 million and $32.3 million for the years ended December 31, 1999 and 1998, respectively.

      Operating Leases. The Company leases substantially all of the real property used in its continuing operations. These leases are classified as operating leases and generally have five to fifteen year terms with renewal options. Total rent expense for the Company’s continuing operations, consisting primarily of expenses for these leases and for leased computer equipment, was $16.9 million per year for each of the three years ended December 31, 2000, 1999 and 1998. Future minimum lease payments under noncancelable operating leases with remaining terms of one year or more at December 31, 2000, are as follows (in thousands):

2001	$10,709

2002	10,569

2003	8,255

2004	7,122

2005	7,177

Thereafter	17,573

Total	$61,405

8.  Redeemable Preferred Stock

      In September 1999, the Company, through its wholly-owned subsidiary Caremark Rx Capital Trust I (the “Trust”), privately placed 4.0 million shares ($200.0 million aggregate face value) of 7% shared preference redeemable securities (“Convertible Preferred Securities”). The sole assets of the Trust, which has no business operations apart from administration of the Convertible Preferred Securities, are the 7% convertible subordinated debentures of the Company, maturing October 1, 2029, with principal amount of $206.2 million (the “Trust Debentures”). The Trust is the sole holder of the Trust Debentures.

      Each Convertible Preferred Security may be converted, at the option of the holder, into shares of the Company’s common stock at the rate of 6.7125 shares of common stock for each Convertible Preferred Security (equivalent to a conversion price of $7.4488 per share of common stock). The conversion of all Convertible Preferred Securities would result in the Company’s issuance of approximately 26.9 million shares of common stock.

      All Convertible Preferred Securities outstanding on October 1, 2029, must be redeemed by the Company; however, any or all of the Convertible Preferred Securities may be redeemed at the option of the Company

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning October 15, 2002, at prices ranging from $50.00 to $52.00 plus accumulated and unpaid dividends per Convertible Preferred Security.

      Dividends on the Convertible Preferred Securities are payable at an annual rate of 7% of the liquidation amount of $50.00 per Convertible Preferred Security. These dividends are cumulative and are payable in arrears on the first day of each calendar quarter. As of December 31, 2000, the Company had made all dividend payments on the Convertible Preferred Securities as scheduled.

      Considered together, (1) the Company’s guaranty, to the extent that the Trust has funds available, of distribution and liquidation payments on the Convertible Preferred Securities and (2) the Company’s obligations under (a) the Trust Debentures and the related indenture and (b) the Trust’s trust agreement, provide a full and unconditional guarantee by the Company of amounts payable in respect to the Convertible Preferred Securities issued by the Trust.

9.  Stockholders’ Deficit

      Common Stock. The Company’s Third Restated Certificate of Incorporation provides that it may issue 400 million shares of common stock, par value $0.001. As of December 31, 2000, 230.8 million shares of common stock were outstanding.

      During the year ended December 31, 2000, the Company issued approximately 29 million shares of common stock in conjunction with the maturity of its TAPS (as defined) for net cash proceeds of approximately $478.9 million.

      Rights Plan. On March 1, 1995, the Company’s Board of Directors declared a dividend, which was subsequently paid, of one preferred share purchase right (an “Original Right”) for each then-outstanding share of the Company’s common stock. Each share of the Company’s common stock which was issued subsequent to the record date for this dividend payment carried with it a right equivalent to an Original Right such that each share of the Company’s currently outstanding common stock also represents one preferred share purchase right. On February 1, 2000, the Original Rights were amended and restated in their entirety to represent a right (the “Rights”) to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock of the Company, par value $.001 per share (the “Preferred Shares”), at a price of $52.00 per one one-hundredth of a Preferred Share, subject to adjustment. As of December 31, 2000, none of the Rights have been exercised.

      Preferred Stock. The Company’s Third Restated Certificate of Incorporation provides that it may issue 9.5 million shares of Preferred Stock, par value $0.001 and 0.5 million shares of Series C Junior Participating Preferred Stock, par value $0.001. As of December 31, 2000, there were no shares of preferred stock outstanding.

      Stock Options. The Company offers participation in stock option plans to certain employees and individuals. Awarded options typically vest and become exercisable in incremental installments over a period of either two or four years and expire no later than ten years and one day from the date of grant. The number of shares authorized under the various plans was approximately 38.7 million as of December 31, 2000.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock option activity for the years ended December 31, 2000, 1999 and 1998:

	2000		1999		1998

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

	(In thousands)		(In thousands)		(In thousands)

Outstanding:

Beginning of year	21,755	$8.44	30,387	$9.69	21,696	$17.50

Granted:

Price=Market	1,382	6.19	3,352	4.97	21,820	5.65

Price>Market	4,071	4.56	—	—	—	—

Exercised	(2,324)	3.17	(574)	3.00	(271)	1.81

Canceled/ expired	(1,103)	12.50	(11,410)	11.06	(12,858)	14.73

End of year	23,781	7.97	21,755	8.44	30,387	9.69

Exercisable at end of year	14,289	5.66	13,523	6.02	10,108	8.99

Weighted-average fair value of options granted during the year:

Price=Market		$2.85		$4.89		$5.05

Price>Market		1.73		—		—

      The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding
				Options Exercisable
		Weighted-
	Options	Average	Weighted-	Options	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
	at 12/31/00	Contractual Life	Exercise Price	at 12/31/00	Exercise Price

	(In thousands)	(Years)		(In thousands)

Under $4.19	9,605	7.65	$3.27	8,993	$3.23

$4.19 – $7.31	6,518	8.97	4.78	3,045	4.90

$7.32 – $16.63	4,305	5.60	14.99	3,918	15.58

$16.64 and above	3,353	6.22	18.61	3,287	18.61

	23,781	7.44	7.97	19,243	8.64

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Earnings per share. The following tables reconcile income (numerator) and shares (denominator) used in the Company’s computations of income from continuing operations per common share (in thousands, except per share amounts):

	Year Ended December 31,

	2000	1999	1998

Numerator

Income from continuing operations	$104,695	$59,146	$30,760

Less preferred security dividends	(13,250)	(3,255)	—

Basic numerator	91,445	55,891	30,760

Add preferred security dividends(1)	—	—	—

Diluted numerator	$91,445	$55,891	$30,760

Denominator

Average number of common shares outstanding (basic denominator)	206,042	190,734	189,327

Common stock equivalents:

Convertible preferred securities(1)	—	—	—

Employee stock options	7,983	4,216	600

Average number of common shares outstanding (diluted denominator)	214,025	194,950	189,927

Income from continuing operations per common share — basic	$0.44	$0.29	$0.16

Income from continuing operations per common share — diluted	$0.43	$0.29	$0.16

(1)	Conversion of the convertible preferred securities is not reflected due to the anti-dilutive effect of such presumed conversion for all periods presented. See Note 8, “Redeemable Preferred Stock.”

      Options to purchase approximately 7.7 million shares of the Company’s common stock at $7.70 to $26.188 per share were outstanding at and during the year ended December 31, 2000, but were excluded from the Company’s computation of average number of common shares outstanding — diluted because the options’ exercise prices were greater than the average market price of the common shares underlying such options during the period.

      Fair value of stock options. The Company accounts for options to purchase its common stock under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). When the Company adopted FAS 123, it elected to continue using the intrinsic value method of expense recognition contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, instead of the fair value method found in FAS 123, to account for employee stock options granted under its stock-based compensation plans.

      FAS 123 promotes the use of option valuation models, particularly the Black-Scholes model (“Black-Scholes”), to value employee stock options. Option valuation models rely on the use of highly subjective input variables to compute option values and presume that options valued thereunder derive significant value from being freely tradable. Options granted to the Company’s employees under its stock-based compensation plans are not freely tradable, and the Company believes that this fact, coupled with the imprecision of applying subjective estimates of option lives and future stock prices, produces misleading results when option pricing models are used to value options to purchase common stock granted to the Company’s employees under its stock-based compensation plans.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The intrinsic value method requires the Company to recognize compensation expense based on the difference in the market price and the exercise price of options at their grant date. The exercise price of option grants under the Company’s stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no compensation expense related to these options has been recognized in the accompanying consolidated financial statements.

      FAS 123 requires companies which elected to continue applying the intrinsic value method to disclose pro forma information regarding net income and earnings per share as if the Company had recognized compensation expense for employee stock options grants using the fair value method described therein. The pro forma impact of applying the FAS 123 fair value method on the Company’s net loss to common stockholders and net loss per common share is as follows (in millions, except per share amounts):

	Year Ended December 31,

	2000	1999	1998

As reported:

Net loss to common stockholders	$(176.6)	$(143.4)	$(1,260.5)

Net loss per common share — basic	$(0.86)	$(0.75)	$(6.66)

Net loss per common share — diluted	$(0.82)	$(0.74)	$(6.64)

Pro forma:

Net loss to common stockholders	$(187.8)	$(165.4)	$(1,345.4)

Net loss per common share — basic	$(0.91)	$(0.87)	$(7.11)

Net loss per common share — diluted	$(0.88)	$(0.85)	$(7.08)

      The fair value of the Company’s employee stock option grants was estimated using Black-Scholes with the following weighted-average assumptions:

	2000	1999	1998

Risk-free interest rates	5.00%	5.465%	5.095%

Expected volatility	0.88	4.1393	2.2065

Expected option lives (years from vest date)	1.0	1.0	1.0

      Employee Stock Purchase Plan. The Company’s employee stock purchase plan permits all employees who have been employed for at least sixty consecutive days to purchase common stock of the Company through a payroll deduction plan. Employees may contribute between $5.00 and $800.00 per pay period to the plan. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last business day of each quarter. The plan results in no compensation expense to the Company.

10.  Income Tax Expense

      At December 31, 2000, the Company had a cumulative net operating loss (“NOL”) carry forward for federal income tax purposes of approximately $2.1 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, these net operating loss carry forwards will expire on various dates through 2020, with approximately two-thirds of the total NOL carry forward amount expiring from 2018 to 2020. In addition to these NOL carry forwards, the Company has approximately $127 million of future additional income tax deductions related to its discontinued operations. The Company also has a federal alternative minimum tax credit carry forward of approximately $17.1 million, which may be used to offset its ordinary federal corporate income taxes in the future.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,

	2000	1999

Deferred tax assets:

NOL carry forward	$825,093	$726,697

Alternative minimum tax credit carry forward	17,092	17,092

Discontinued operations write down	42,728	34,698

Bad debts	7,254	11,232

Restructuring	1,423	3,828

Accrued vacation	2,016	1,855

Other	21,790	26,278

Gross deferred tax assets	917,396	821,680

Valuation allowance for deferred tax assets	(904,362)	(803,249)

	13,034	18,431
Deferred tax liabilities

Excess tax depreciation	823	2,980

Other amortization	11,700	15,163

Other	511	288

Gross deferred tax liabilities	13,034	18,431

Net deferred tax asset	$—	$—

      Because of the uncertainty of the ultimate realization of the net deferred tax asset, the Company has established a valuation allowance for the amount of the asset that is not otherwise used to offset deferred tax liabilities.

      The provision for income taxes related to continuing operations consists of the following (in thousands):

	Year Ended December 31,

	2000	1999	1998

Current:

Federal	$—	$—	$—

State	8,489	4,952	—

	8,489	4,952	—

Deferred:

Federal	—	—	16,562

State	—	—	2,290

	—	—	18,852

	$8,489	$4,952	$18,852

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The differences between the provision for income taxes related to continuing operations and the amount computed by applying the statutory federal income tax rate to income from continuing operations before taxes were as follows (in thousands):

	Year Ended December 31,

	2000	1999	1998

Federal tax at statutory rate	$34,977	$21,295	$17,364

Add (deduct):

State income tax, net of federal tax benefit	8,489	4,952	1,488

Tax benefit of NOL carry forward	(34,977)	(21,295)	—

	$8,489	$4,952	$18,852

      The Internal Revenue Service (the “Service”) conducted an examination of the consolidated federal income tax return filed for Caremark International, Inc. and its affiliated subsidiaries for taxable years ended December 31, 1992 through 1995. On June 30, 1999, the Service issued a tax assessment (plus interest) for the taxable years ended December 31, 1992 through 1995. On September 30, 1999, the Company filed with the Appeals Office of the Service a protest to the assessment appealing the findings of the Service. The Company does not believe that the assessment will have a material adverse effect on the results of operations or financial position of the Company.

11.  Special Charge

      The Company recorded a pre-tax charge during the second quarter of 1998 of $9.5 million. This charge related primarily to severance and occupancy costs for excess facilities and certain litigation.

12.  Retirement Savings Plan

      The Company and certain subsidiaries have employee benefit plans to provide retirement, disability and death benefits to substantially all of their employees and affiliates. The plans primarily are defined contribution plans. Effective January 1, 1998, the Board of Directors approved a retirement savings plan for employees and affiliates. The plan is a defined contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Full-time employees and affiliates are eligible to enroll in the plan in the first quarter following two months of service. Individuals on a part-time and per diem basis are eligible to participate in the quarter following completion of one year of service. For employees, the Company makes a matching contribution of 50% of the employee’s pre-tax contribution, up to 6% of the employee’s compensation, in each calendar year. The various entities that have been acquired or merged into the Company have various retirement plans that will be evaluated for possible termination or incorporation into the Company’s plan.

13.  Discontinued Operations

      On November 11, 1998, the Company announced that Caremark, which includes the PBM business, would become its core operating unit. The Company also announced its intent to divest its physician practice management (“PPM”) and contract services businesses. As a result, in 1998 the Company restated its prior period financial statements to reflect these businesses, as well as the international operations sold during 1998, as discontinued operations.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The operating results of these discontinued operations are summarized as follows:

	Year Ended December 31,

	2000	1999	1998

Net revenue	$—	$—	$4,369,536

Operating expenses	—	—	4,488,771

Merger expenses	—	—	—

Restructuring charges	—	—	65,675

Loss from operations before income taxes	—	—	(184,910)

Income tax expense (benefit)	—	—	34,453

Loss from operations	—	—	(219,363)

Estimated loss on disposal	(268,000)	(199,310)	(855,991)

Income tax expense	—	—	209,524

Net loss on disposal	(268,000)	(199,310)	(1,065,515)

Total loss on discontinued operations	$(268,000)	$(199,310)	$(1,284,878)

Year Ended December 31, 2000

      Discontinued operations loss for the year ended December 31, 2000, consists of charges totaling $268 million ($198 million in March 2000 and $70 million in December 2000) related to revised estimates of exit costs for the Company’s discontinued PPM operations, including revisions related to KPCMM and KPCGC (See Note 14). These charges are composed of: (i) a $167.6 million adjustment in the net assets related to the Company’s remaining PPM operations and (ii) $100.4 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts are estimates, and actual costs could differ from those recorded. During the year ended December 31, 2000, the Company completed the divestiture of three of its PPM practices and was operating one remaining PPM practice at December 31, 2000.

Year Ended December 31, 1999

      Discontinued operations loss for the year ended December 31, 1999 consists of a charge of $199.3 million related to the net loss on the disposal of the PPM operations. This charge is an adjustment to the $1.1 billion charge recorded in the fourth quarter of 1998. The 1999 charge includes a $119.9 million adjustment to the impairment and write-off of intangibles and other PPM assets, an adjustment to the estimated costs to exit the PPM operations of approximately $73.6 million, and an adjustment of approximately $5.8 million related to the gain on the sale of the contract services business. For the year ended December 31, 1999, the Company’s discontinued operations had net revenue of approximately $1.4 billion and an operating loss of approximately $165.0 million. The Company received net cash proceeds of $324.4 million and $316.8 million during 1999 from the sales of the PPM and contract services businesses, respectively.

Year Ended December 31, 1998

      Discontinued operations loss for the year ended December 31, 1998 includes the losses of the PPM, contract services and international businesses and a $1.1 billion charge taken in the fourth quarter to exit these businesses. This charge included approximately $815.4 million for the impairment and write-off of intangibles and other PPM assets, estimated costs to exit the PPM operations of approximately $340.9 million, (including $153.9 million to fully reserve the Company’s deferred tax assets) and approximately $90.8 million, net of taxes of $55.6 million, for the estimated net gain for the sale of the contract services business. Also included in discontinued operations loss for the year ended December 31, 1998 are restructuring charges of $65.7 million that relate primarily to severance costs, costs associated with the closing of certain clinic operations and real estate obligations for space no longer in use or scheduled to become vacant.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California PPM Operations

      The Company’s California PPM operations included MedPartners Provider Network, Inc. (“MPN”), a wholly-owned subsidiary of the Company and a healthcare service plan licensed by the State of California (the “State”) under the Knox-Keene Health Care Service Plan Act of 1975. In March 1999, the California Department of Corporations (the “DOC”) appointed a conservator and assumed control of the business operations of MPN. The conservator, purportedly on behalf of MPN, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The Company judicially challenged the authority of both the DOC and the conservator to take these actions in both the California Superior Court and in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”).

      The Company, MPN and representatives of the State subsequently executed an agreement to settle the dispute relating to MPN (as amended, the “Settlement Agreement”). The Company, various of its subsidiaries, MPN, certain managed physician practices and various health plans executed a supplemental agreement (as amended, the “Supplemental Plan Agreement”), pursuant to which (1) the parties to the Supplemental Plan Agreement agreed to subordinate, waive and/or release various claims against one another on the terms and conditions set forth therein, and (2) the health plans agreed to support the Chapter 11 plan of reorganization filed by MPN. On September 14, 2000, the Bankruptcy Court entered an order which: (i) confirmed the Second Amended Chapter 11 Plan of MPN dated July 7, 2000 (the “Plan”); (ii) approved the Settlement Agreement and (iii) approved the Supplemental Plan Agreement. Following the occurrence of the “Effective Date” of the Plan on October 16, 2000, distributions commenced to the creditors of MPN from assets of MPN and from letters of credit in the aggregate amount of $40.0 million provided by the Company pursuant to its funding commitment described in the Plan. All required distributions are expected to be completed approximately one year following the Effective Date of the Plan.

      In August 1999, the Company and certain of its subsidiaries, affiliates, and managed physician practices sold a portion of their Southern California PPM assets to KPC Medical Management, Inc. (“KPCMM”) and certain of its affiliates. At the same time, the Company and certain of its subsidiaries, affiliates, and managed physician practices sold other Southern California PPM assets to KPC Global Care, Inc. and certain of its affiliates (“KPCGC”).

      As a result of these transactions, KPCMM and KPCGC and their respective affiliated purchasers (the “KPC Purchasers”) agreed to assume and perform certain obligations of the Company and related sellers under certain real estate leases, personal property leases, vendor contracts and other contracts (“Assumed Obligations”). In many cases, the Company and/or one of its subsidiaries, affiliates or managed physician practices remain obligated on the Assumed Obligations.

      On November 24, 2000, KPCMM and certain of its affiliates (not including KPCGC) (the “KPC Debtors”) filed for bankruptcy, and subsequently rejected many of the Assumed Obligations. At this time it is unclear what effect this bankruptcy filing will have on the Company’s potential liability for Assumed Obligations or under the Guaranty, or on its ability to collect other amounts due from the KPC Purchasers.

Other Items

      The net assets of discontinued operations as of December 31, 2000, represent primarily the remaining working capital of the Company’s discontinued PPM subsidiaries.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company retained numerous operating leases, primarily for administrative and office space, related to its discontinued operations. As of December 31, 2000, the cumulative gross rents related to such leases were approximately $288 million, with assignments or sublease arrangements of approximately $170 million in place. The Company has estimated the costs to terminate or sublease these facilities and has included the net amount in its estimate of remaining discontinued operations exit costs.

      The Company has accrued $106.1 million of estimated remaining discontinued operations exit costs at December 31, 2000. These accrued exit costs are included in “Other accrued expenses and liabilities” ($56.1 million) and “Other long-term liabilities” ($50.0 million) in the accompanying consolidated balance sheet. These amounts are estimates, and actual amounts could differ from those recorded.

      Net interest expense allocated to discontinued operations was $6.9 million and $32.3 million for the years ended December 31, 1999 and 1998, respectively.

      The Company also paid $146.4 million in cash and issued $15.6 million of stock for acquisitions of discontinued operations during the year ended December 31, 1998, prior to its decision to discontinue the PPM and contract services businesses.

14.  Contingencies

      The Company is party to certain legal actions arising in the ordinary course of business. The Company is named as a defendant in various legal actions arising from its continuing operations and its discontinued PPM operations, including employment disputes, contract disputes, personal injury claims and professional liability claims. Management does not view any of these actions as likely to result in an uninsured award that would have a material adverse effect on the operating results and financial condition of the Company.

      In September 1997, the Company issued 6.50% Threshold Appreciation Price Securities (“TAPS”). The TAPS were initially secured by $481.4 million in U.S. Treasury Notes. Under the terms of the purchase contract agreement pursuant to which the TAPS were issued (the “Purchase Contract”), the Company was to receive the maturity proceeds from these U.S. Treasury Notes, and the TAPS holders were to exchange their TAPS for shares of the Company’s common stock on August 31, 2000, the date the TAPS were scheduled to be surrendered by the TAPS holders in exchange for shares of the Company’s common stock. In 1999, two lawsuits were filed in the Supreme Court of the State of New York, County of New York, claiming that a “Termination Event”, as defined in the Purchase Contract, which would have resulted in the TAPS holders receiving the U.S. Treasury Notes, had occurred with respect to the TAPS. Both of these lawsuits have been dismissed with prejudice. The Company settled one of these lawsuits, which involved plaintiffs holding approximately 35 percent of the outstanding TAPS (the “Settling TAPS Holders”), in April 2000 (the “New York Settlement”).

      The New York Settlement provided, among other things, that the Settling TAPS Holders would receive 1.55 shares of the Company’s common stock for each TAPS owned or controlled by them. Accordingly, on April 14, 2000, the Company delivered 1.55 shares of the Company’s common stock for each TAPS tendered by the Settling TAPS Holders and paid to the Settling TAPS Holders accrued and unpaid interest due on the U.S. Treasury Notes corresponding to the tendered TAPS. The Company received approximately $168 million in cash from the cancellation of the related TAPS.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2000, a purported class action was filed in the Circuit Court of Franklin County, Alabama (the “Circuit Court”), also claiming that a Termination Event had occurred. This lawsuit was subsequently certified by the court as a “non-opt out” class action, and therefore includes all TAPS holders other than those who were parties to the New York Settlement. The Company reached a settlement in this lawsuit (the “Alabama Settlement”), which received final court approval pursuant to a Final Approval Order and Judgment issued on June 9, 2000 (the “Final Order”) by the Circuit Court. On June 19, 2000, certain TAPS holders filed a notice of appeal to the Supreme Court of Alabama, questioning the Circuit Court’s order denying their motion to intervene and the adequacy of the settlement. On July 21, 2000, two other TAPS holders filed notices of appeal to the Supreme Court of Alabama, purporting to appeal on the same grounds as the June 19, 2000 appeal. The Company believes that the appeals are without merit and has filed a motion to dismiss these appeals.

      As required by the Purchase Contract, on August 31, 2000, the Company issued approximately 14.2 million shares of its common stock to the class members in exchange for the same number of outstanding TAPS. The Company received the remaining $313 million of proceeds related to the TAPS which, combined with the proceeds received in April 2000 in connection with the New York Settlement, were used to retire the Company’s $420 million senior subordinated notes which matured on September 1, 2000. The remaining TAPS proceeds were used to reduce the Company’s indebtedness under its credit facility, with $60 million being applied to term loans and the remainder to the revolving facility.

      Pursuant to an order from the Circuit Court requiring distribution of the class benefits under the Alabama Settlement, on September 13, 2000, the Company issued to each class member 0.22 shares of the Company’s common stock for each TAPS held by that class member, less each class member’s share of pro rata attorney’s fees. The Final Order provided for 25% of the stock issuable to the class under the Alabama Settlement to be paid as fees to the attorneys for the class.

      On April 11, 2000, certain TAPS holders filed a lawsuit entitled Aragon Investments, Ltd. et al. v. Caremark Rx, Inc. in the Supreme Court of the State of New York, County of New York, claiming that a “Termination Event” had occurred with respect to the TAPS. On January 24, 2001, the Supreme Court of the State of New York dismissed the Aragon litigation, subject to the rights of the plaintiffs to recommence their action if the Circuit Court’s decision is reversed on appeal by the Supreme Court of Alabama. The plaintiffs have filed a notice of appeal to the Appellate Division of the New York Supreme Court.

      In 1993, approximately 3,900 independent and retail chain pharmacies filed a group of antitrust lawsuits and a class action lawsuit against brand name pharmaceutical manufacturers, wholesalers and PBM companies. Caremark was named as a defendant in a number of these lawsuits in 1994, but was not named in the class action. The lawsuits, which were transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings, alleged that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the plaintiffs in violation of the Sherman Act and the Robinson-Patman Act. The complaints that included Caremark charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers in violation of the Robinson-Patman Act. Each complaint sought unspecified treble damages, declaratory and equitable relief and attorney’s fees and expenses.

      In April 1995, the Court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims against Caremark, pending a trial of price discrimination claims brought by a limited number of plaintiffs against five defendants not including Caremark. The stay involving claims against Caremark has remained in place to date. Numerous settlements by parties other than Caremark have been reached, including a partial settlement of the class action which provided for a cash payment of approximately $351 million by the settling manufacturers as well as a commitment to abide by certain injunctive provisions.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The remaining defendants received a judgment in their favor in 1998 on the class action conspiracy claims. On appeal, that judgment was affirmed in part and reversed and remanded in part and is currently undergoing further proceedings in the district court and the court of appeals. It is expected that trials of the remaining non-class action conspiracy claims brought under the Sherman Act, to the extent they have not otherwise been settled or dismissed on summary judgment, will ultimately be remanded and move forward to trial and likely will also precede the trial of any Robinson-Patman Act claims.

      Pursuant to the Provider Self-Disclosure Protocol of the Office of Inspector General (“OIG”), the Company has conducted a voluntary investigation of the practices of an affiliate which is included in the Company’s discontinued operations and was known as Home Health Agency of Greater Miami, doing business as AmCare (“AmCare”). The investigation uncovered several potentially inappropriate practices by certain managers at AmCare, some of which may have resulted in overpayments from federal programs for AmCare’s home health services. The Company has since terminated these managers, ceased AmCare’s operations, and reported the matter to the OIG. While the OIG has not yet responded to the Company’s internal investigation report, and therefore the resolution of this matter is as yet unknown, it is likely that the government will determine that overpayments were made which require repayment by the Company. The Company’s estimates of the repayments due have been accrued in the financial statements.

      Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions that have been made against it, there can be no assurance that pending lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of the Company’s senior management, or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously defend each of its pending lawsuits. The Company believes that these lawsuits will not have a material adverse effect on the operating results and financial condition of the Company.

      As previously discussed, the Company is a party to certain claims and proceedings related to its discontinued operations. See Note 13, “Discontinued Operations” for a full description of these matters. Additionally, the Company has assigned to various parties approximately $125 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries, affiliates or managed physician practices remain named as guarantor or obligor on these lease obligations.

15.  Corporate Liability and Insurance

      The Company maintains professional liability, general liability and other customary insurance on a claims-made and modified occurrence basis, in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business. The Company believes that its current insurance protection is adequate for its present business operations, but there can be no assurance that the Company will be able to maintain its current insurance protection in the future or that such insurance coverage will be available on acceptable terms or adequate to cover any or all potential claims.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.  Selected Quarterly Financial Data (Unaudited)

      The following tables set forth certain unaudited quarterly financial data for 2000 and 1999. In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of normal recurring items) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended

	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2000	2000	2000	2000	1999	1999	1999	1999

Net revenue	$1,203,778	$1,089,362	$1,084,456	$1,052,548	$913,545	$812,996	$796,207	$785,058

Operating expenses(1)	1,144,947	1,037,968	1,034,950	1,002,053	860,594	768,555	753,070	746,197

Interest expense, net	20,450	22,291	25,432	28,869	28,397	29,335	30,502	27,058

	1,165,397	1,060,259	1,060,382	1,030,922	888,991	797,890	783,572	773,255

Income from continuing operations before provision for income taxes	38,381	29,103	24,074	21,626	24,554	15,106	12,635	11,803

Provision for income taxes	2,879	2,182	1,807	1,621	1,865	1,179	940	968

Income from continuing operations	35,502	26,921	22,267	20,005	22,689	13,927	11,695	10,835

Preferred security dividends	3,502	3,273	3,255	3,220	3,220	35	—	—

Income from continuing operations available to common stockholders	32,000	23,648	19,012	16,785	19,469	13,892	11,695	10,835

Loss from discontinued operations	(70,000)	—	—	(198,000)	—	—	(199,310)	—

Net income (loss) to common stockholders	$(38,000)	$23,648	$19,012	$(181,215)	$19,469	$13,892	$(187,615)	$10,835

Average number of common shares outstanding — basic	222,002	209,502	201,202	191,250	190,913	190,780	190,650	190,195

Dilutive effect of stock options and warrants	10,505	9,350	6,414	2,437	3,409	6,458	4,635	2,361

Presumed conversion of convertible preferred securities(2)	26,850	—	—	—	—	—	—	—

Average number of common shares outstanding — diluted	259,357	218,852	207,616	193,687	194,322	197,238	195,285	192,556

Earnings per common share — basic:

Income from continuing operations	$0.14	$0.11	$0.09	$0.09	$0.10	$0.07	$0.06	$0.06

Loss from discontinued operations	$(0.32)	$—	$—	$(1.04)	$—	$—	$(1.05)	$—

Net income (loss)	$(0.17)	$0.11	$0.09	$(0.95)	$0.10	$0.07	$(0.98)	$0.06

Earnings per common share — diluted:

Income from continuing operations(2)	$0.14	$0.11	$0.09	$0.09	$0.10	$0.07	$0.06	$0.06

Loss from discontinued operations	$(0.27)	$—	$—	$(1.02)	$—	$—	$(1.02)	$—

Net income (loss) (2)	$(0.13)	$0.11	$0.09	$(0.94)	$0.10	$0.07	$(0.96)	$0.06

(1)	Includes: cost of revenues; selling, general and administrative expenses; depreciation and amortization.
(2)	The Company’s convertible preferred securities are dilutive to income from continuing operations for the quarter ended December 31, 2000.
They are anti-dilutive for all other periods presented.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.  Subsequent Events

      New Credit Agreement. On March 15, 2001, the Company refinanced the Existing Credit Facility with a syndicate of banks, financial institutions and other lenders, with Bank of America, N.A. as administrative agent. The new credit facility (the “New Credit Facility”) provides for borrowings in the aggregate amount of $550 million and is composed of: (i) a $250 million term loan facility (the “New Term Loan Facility”) maturing on March 15, 2006 and (ii) a $300 million revolving credit facility (the “New Revolving Facility”) maturing on March 15, 2005.

      The terms contained in the New Credit Facility are similar to those in the credit facility existing at December 31, 2000, with the following exceptions:

•	Indebtedness incurred by the Company under the New Credit Facility is secured by substantially all of the present and future material personal property of the Company and its material subsidiaries and a first-priority security interest in all of the capital stock of the material subsidiaries of the Company;

•	Indebtedness under the Senior Notes will be secured equally and ratably with indebtedness under the New Credit Facility;

•	Indebtedness incurred by the Company under the New Credit Facility is guaranteed by the material subsidiaries of the Company and

•	Affirmative covenants are less burdensome and negative covenants are less restrictive.

      Accounts Receivable Securitization. On January 31, 2001, the Company amended and restated the accounts receivable securitization facility described in Note 4, “Trade Receivable Securitization.” The amended and restated facility increased the aggregate amount available thereunder from $100 million to $115 million and extended the term of the facility.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Caremark Rx, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Caremark Rx, Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 2000, included in this Form 10-K and have issued our report thereon dated February 1, 2001 (except for Note 17, as to which the date is March 15, 2001). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II included in Item 14(a)(2) of the Form 10-K is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 2000 and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole for the year ended December 31, 2000.

Birmingham, Alabama

February 1, 2001

S-1

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Deferred Income Tax Asset Valuation Allowance

		Additions Charged to
	Balance at				Balance at
	Beginning	Costs and			End of
Year Ended	of Period	Expenses	Other	Deductions	Period

December 31, 2000	$803.2	$101.2	$—	$—	$904.4

December 31, 1999	$736.0	$67.2	$—	$—	$803.2

December 31, 1998	$109.3	$629.7	$—	$3.0	$736.0

S-2