Form 10-Q
period 2001-03-31
CAREMARK RX INC
filed 2001-04-27
CIK 1000736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-27276

CAREMARK RX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	63-1151076
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3000 Galleria Tower, Suite 1000

Birmingham, Alabama 35244
(Address and zip code of principal executive offices)

(205) 733-8996

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

      As of March 31, 2001, the registrant had 230,754,542 shares (including 6,660,331 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

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

      “Forward-looking statements” are contained in this document and appear primarily in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II — Item 1, “Legal Proceedings”. Moreover, the Company, through its senior management, may from time to time make “forward-looking statements” about matters described herein or about other matters concerning the Company.

      There are several factors which could adversely affect the Company’s operations and financial results including, but not limited to, the following:

Risks relating to the Company’s closure or divestiture of its physician practice management (“PPM”) business; risks relating to the Company’s compliance with or changes in government regulations, including pharmacy licensing requirements and healthcare reform legislation; risks relating to adverse resolution of existing or future lawsuits against the Company and its affiliates; risks relating to declining reimbursement levels of products distributed; risks relating to identification of and competition for growth and expansion opportunities; risks relating to modification of the Company’s information systems to comply with privacy and electronic interchange standards mandated by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”); risks relating to liabilities in excess of the Company’s insurance and risks relating to the Company’s liquidity and capital requirements.

      More detailed discussions of certain of these risk factors can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2001, under the captions: “Business — Government Regulation”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and “— Factors That May Affect Future Results”.

i

CAREMARK RX, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — March 31, 2001 (Unaudited) and December 31, 2000	2

	Condensed Consolidated Statements of Operations (Unaudited) — Three Months Ended March 31, 2001 and 2000	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2001 and 2000	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	18

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$30,342	$2,352

Accounts receivable, less allowances for doubtful accounts of $20,425 in 2001 and $17,920 in 2000	231,415	249,766

Inventories	166,465	186,231

Prepaid expenses and other current assets	10,066	8,757

Current assets of discontinued operations	1,712	6,221

Total current assets	440,000	453,327

Property and equipment, net of accumulated depreciation of $106,252 in 2001 and $99,965 in 2000	114,024	110,320

Intangible assets, net of accumulated amortization of $13,435 in 2001 and $21,563 in 2000	37,734	35,165

Other assets	79,272	79,723

Non-current assets of discontinued operations	6,940	7,001

Total assets	$677,970	$685,536

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable	$423,810	$417,567

Other accrued expenses and liabilities	158,884	169,857

Income taxes payable	3,741	2,533

Current portion of long-term debt	2,500	1,875

Current liabilities of discontinued operations	40,264	43,405

Total current liabilities	629,199	635,237

Long-term debt, net of current portion	697,500	733,347

Other long-term liabilities	80,939	82,398

Long-term liabilities of discontinued operations	2,429	3,618

Total liabilities	1,410,067	1,454,600
Commitments and contingencies

Convertible Preferred Securities	200,000	200,000

Stockholders’ deficit:

Common stock, $.001 par value per share; 400,000 shares authorized; 230,755 shares issued	231	231

Additional paid-in capital	1,390,362	1,399,902

Shares held in trust — 6,660 in 2001 and 7,152 in 2000	(107,372)	(115,287)

Accumulated deficit	(2,215,318)	(2,253,910)

Total stockholders’ deficit	(932,097)	(969,064)

Total liabilities and stockholders’ deficit	$677,970	$685,536

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these balance sheets.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2001	2000

Net revenue	$1,373,942	$1,051,990

Operating expenses:

Cost of revenues	1,270,755	968,675

Selling, general and administrative expenses	34,922	27,097

Depreciation and amortization	6,742	5,723

Interest expense, net	19,802	28,869

Income from continuing operations before provision for income taxes	41,721	21,626

Provision for income taxes	3,129	1,621

Income from continuing operations	38,592	20,005

Preferred security dividends	3,304	3,220

Income from continuing operations available to common stockholders	35,288	16,785

Loss from discontinued operations	—	(198,000)

Net income (loss) to common stockholders	$35,288	$(181,215)

Average number of common shares outstanding — basic	222,925	191,250

Average number of common shares outstanding — diluted	260,298	193,687

Earnings per common share — basic:

Income from continuing operations	$0.16	$0.09

Loss from discontinued operations	$—	$(1.04)

Net income (loss)	$0.16	$(0.95)

Earnings per common share — diluted:

Income from continuing operations	$0.15	$0.09

Loss from discontinued operations	$—	$(1.02)

Net income (loss)	$0.15	$(0.93)

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2001	2000

Cash flows from operating activities:

Income from continuing operations	$38,592	$20,005

Adjustments for non-cash items:

Depreciation and amortization	6,742	5,723

Non-cash interest expense	1,414	1,801

Changes in operating assets and liabilities, net of effects of acquisitions of businesses	37,979	51,052

Net cash and cash equivalents provided by continuing operations	84,727	78,581

Cash flows from investing activities:

Capital expenditures, net	(14,022)	(4,201)

Cash flows from financing activities:

Proceeds from issuance of equity securities, net	1,679	3,328

Net repayments under credit facility	(35,222)	(25,438)

Long-term debt issuance costs	(4,812)	—

Accounts receivable securitization	10,888	—

Dividend payments on Convertible Preferred Securities	—	(3,568)

Other	108	(104)

Net cash and cash equivalents used in financing activities	(27,359)	(25,782)

Cash used in discontinued operations	(14,769)	(43,399)

Cash paid for special charges	(587)	(211)

Net increase in cash and cash equivalents	27,990	4,988

Cash and cash equivalents — beginning of period	2,352	6,797

Cash and cash equivalents — end of period	$30,342	$11,785

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001
(Unaudited)

Note  1.     Business and Basis of Presentation

      Caremark Rx, Inc., a Delaware corporation (the “Company”), is one of the largest pharmaceutical services companies in the United States. The Company’s operations are conducted through Caremark Inc. (“Caremark”), a wholly-owned subsidiary which assists employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States in delivering prescription drugs in a cost effective manner.

      The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet of the Company at December 31, 2000, has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements and footnote disclosures should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2000, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2001.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

      Certain prior period amounts have been reclassified to conform to the current period’s presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

Note  2.     Income Taxes

      Significant variations exist in the customary relationship between income tax expense and pretax income because the Company has generated net operating losses or utilized net operating loss carry forwards to offset its taxable federal income and certain taxable state income. Consequently, the Company has provided for an income tax rate of 7.5% on income from continuing operations, which represents its aggregate effective state tax and federal alternative minimum tax rate.

Note  3.     Trade Receivable Securitization

      The Company has securitized certain of its accounts receivable pursuant to a $150 million facility with General Electric Capital Corporation (“GECC”) as funding agent and The Chase Manhattan Bank (“Chase”) as group agent. GECC’s $125 million commitment under the facility is due January 31, 2006, and Chase’s $25 million commitment is due February 7, 2002, and may be extended for an additional period of up to 364 days. As of March 31, 2001, and December 31, 2000, the Company had drawn approximately $111 million and $100 million, respectively, under this facility.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note  4.     Long-term Debt

      The Company’s long-term debt at March 31, 2001, and December 31, 2000, consisted of the following (in thousands):

	March 31,	December 31,
	2001	2000

Credit facility:

Term loan facility (8.04% at March 31, 2001)	$250,000	$27,668

Revolving facility	—	257,554

	250,000	285,222

7.375% senior notes due 2006	450,000	450,000

	700,000	735,222

Less: amounts due within one year	(2,500)	(1,875)

	$697,500	$733,347

      The Company has a credit facility with Bank of America, N.A. as administrative agent. The credit facility is guaranteed by the Company’s material subsidiaries, including Caremark, and the Company has granted a lien on substantially all of its current and future personal property and pledged the capital stock of Caremark as security for amounts outstanding.

      The credit facility consists of: (i) a $250 million term loan facility maturing on March 15, 2006 and (ii) a $300 million revolving credit facility maturing on March 15, 2005. The Company will begin making required principal payments of $625,000 per quarter with respect to the term loan facility on June 1, 2001. At March 31, 2001, the Company had approximately $275.6 million available for borrowing under the revolving facility, exclusive of approximately $24.4 million reserved under letters of credit.

      Borrowings under the credit facility currently bear interest at variable rates based on the London Inter-bank Offered Rate (“LIBOR”), plus varying margins. At the Company’s option, or upon certain defaults or other events, borrowings under the credit facility may instead bear interest based on the prime rate plus varying margins.

      The credit facility provides for net cash proceeds received from certain asset sales to be used to reduce the outstanding debt under the term loan facility. The Company is also required to repay the term loan facility with 100% of the net cash proceeds received from certain issuances of equity or debt and with 50% of the excess cash flow (as defined in the credit facility) for each fiscal year.

      The credit facility contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidation, dispose of assets, make investments, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions or change its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions and defaults for any material judgment or change in control. The Company was in compliance with all debt covenants at March 31, 2001.

Note  5.     Redeemable Preferred Stock

      In September 1999, the Company, through its wholly-owned subsidiary Caremark Rx Capital Trust I (the “Trust”), privately placed 4.0 million shares ($200.0 million aggregate face value) of 7% shared preference redeemable securities (“Convertible Preferred Securities”). The sole assets of the Trust, which has

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Dividends on the Convertible Preferred Securities are cumulative and are payable in arrears. Dividend payments are due no later than the first day of each calendar quarter and accumulate at an annual rate of 7% of the liquidation amount of $50.00 per Convertible Preferred Security plus any accrued and unpaid dividends thereon. As of March 31, 2001, the Company had paid all dividends on the Convertible Preferred Securities on or in advance of their respective due dates.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note  6.     Earnings per Common Share

      The following tables reconcile income (numerator) and shares (denominator) used in the Company’s computations of income from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2001	2000

Numerator

Income from continuing operations	$38,592	$20,005

Less preferred security dividends	(3,304)	(3,220)

Basic numerator	35,288	16,785

Add preferred security dividends(1)	3,304	—

Diluted numerator	$38,592	$16,785

Denominator

Average number of common shares outstanding (basic denominator)	222,925	191,250

Common stock equivalents:

Convertible Preferred Securities(1)	26,850	—

Stock options	10,523	2,437

Average number of common shares outstanding (diluted denominator)	260,298	193,687

Income from continuing operations per common share — basic	$0.16	$0.09

Income from continuing operations per common share — diluted	$0.15	$0.09

(1)	Conversion of the Convertible Preferred Securities is not reflected for the 2000 period due to the anti-dilutive effect of such presumed conversion. See Note 5, “Redeemable Preferred Stock.”

      Options to purchase approximately 6.6 million shares of the Company’s common stock at $12.60 to $26.19 per share were outstanding at and during the three months ended March 31, 2001, but were excluded from the Company’s computation of average number of common shares outstanding — diluted because the options’ exercise prices were greater than the average market price of the common shares underlying such options during the period.

Note  7.     Discontinued Operations

      During the three months ended March 31, 2000, the Company recorded a charge of $198.0 million as a result of its progress in completing the exit from its PPM operations. This charge included a $153.3 million adjustment in the net assets of the Company’s remaining PPM operations and $44.7 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts were estimates, and the Company subsequently recorded a $70 million adjustment to this estimated amount in December 2000. Actual results could continue to differ from amounts estimated by the Company. As of March 31, 2001, the Company continued to operate one remaining PPM practice.

      The net liabilities of discontinued operations ($34.0 million at March 31, 2001) represent primarily the remaining working capital deficiency of the Company’s discontinued PPM subsidiaries. The Company has also accrued $87.0 million of estimated remaining discontinued operations exit costs, which are included in “Other accrued expenses and liabilities” ($46.2 million) and “Other long-term liabilities” ($40.8 million) in the accompanying condensed consolidated balance sheet at March 31, 2001. These amounts are estimates, and actual amounts could differ from those recorded.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In 1999, two lawsuits were filed in the Supreme Court of the State of New York, County of New York, claiming that a “Termination Event” had occurred with respect to the Company’s Threshold Appreciation Price Securities (“TAPS”) issued in September 1997. A Termination Event, as defined in the Purchase Contract Agreement pursuant to which the TAPS were issued, would have resulted in the TAPS holders receiving U.S. Treasury Notes which secured the TAPS. Both of these lawsuits have been dismissed with prejudice. In April 2000, the Company settled one of these lawsuits, which involved plaintiffs holding approximately 35 percent of the outstanding TAPS.

      In March 2000, another lawsuit, also claiming that a Termination Event had occurred, was filed in the Circuit Court of Franklin County, Alabama (the “Circuit Court”). This lawsuit was subsequently certified as a “non-opt out” class action, and therefore includes all remaining TAPS holders that had not previously settled. The Company reached a settlement in this lawsuit (the “Alabama Settlement”), which received final court approval by the Circuit Court on June 9, 2000 (the “Final Order”). Certain TAPS holders have filed notices of appeal to the Supreme Court of Alabama, questioning the Circuit Court’s order denying their motion to intervene and the adequacy of the settlement. The Company believes that the appeals are without merit and has filed a motion to dismiss these appeals.

      In April 2000, certain TAPS holders filed a lawsuit entitled Aragon Investments, Ltd. et al. v. Caremark Rx, Inc. in the Supreme Court of the State of New York, County of New York, also claiming that a Termination Event had occurred with respect to the TAPS. On January 24, 2001, the Supreme Court of the State of New York dismissed the Aragon litigation, subject to the rights of the plaintiffs to recommence their action if the Circuit Court’s decision is reversed on appeal by the Supreme Court of Alabama.

      On August 31, 2000, the Company retired all outstanding TAPS as scheduled by issuing approximately 14.2 million shares of its common stock to the remaining TAPS holders in exchange for the same number of outstanding TAPS. The Company received the proceeds of the U.S. Treasury Notes securing the TAPS and used such proceeds to reduce indebtedness. On September 13, 2000, pursuant to an order from the Circuit Court, the Company issued shares of the Company’s common stock to class members in the manner required by the Alabama Settlement.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As previously discussed, the Company is a party to certain claims and proceedings related to its discontinued operations. See Note 7, “Discontinued Operations” for additional information concerning these matters. Additionally, the Company has assigned to various parties approximately $121 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries, affiliates or managed physician practices remain named as guarantor or obligor on these lease obligations.

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2001

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

      The Company had tax net operating loss (“NOL”) carry forwards of approximately $2.1 billion as of December 31, 2000. If not utilized to offset future taxable income, these NOL carry forwards will expire on various dates through 2020. In addition to these NOL carry forwards, the Company had approximately $127 million of future additional income tax deductions as of December 31, 2000, related to its discontinued operations. The Company also has a federal alternative minimum tax credit carry forward of approximately $17.1 million, which may be used to offset its ordinary federal corporate income taxes in the future.

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

Results of operations for the three months ended March 31, 2001, compared to the same period in 2000

      Net revenue for the 2001 period was $1,373.9 million, an increase of $321.9 million, or 30.6%, over the $1,052 million for the 2000 period. This growth in net revenue was due primarily to new customer contracts which began on January 1, 2001, coupled with retention and growth of existing customers, additional services provided to existing customers and drug cost inflation. The Company processed 20.7 million pharmacy claims in the 2001 period, an increase of 4.0 million claims, or 24.0%, over the 16.7 million claims processed in the 2000 period.

      Cost of revenues for the 2001 period increased to $1,270.8 million, or 92.5% of net revenue, from $968.7 million, or 92.1% of net revenue, in the 2000 period. This increase was due primarily to higher overall sales volumes and drug cost inflation offset by a decrease in the mix of retail claims to total claims due to increased mail order volume. Retail claims represented 16.3 million, or 78.7% of the 20.7 million pharmacy claims processed in the 2001 period, compared to 13.2 million, or 79.0%, of the 16.7 million claims processed in the 2000 period.

      Selling, general and administrative expenses for the 2001 period increased to $34.9 million, or 2.5% of net revenue, from $27.1 million, or 2.6% of net revenue, in the 2000 period. This decrease as a percentage of net revenue resulted primarily from increased sales volumes which did not require proportional increases in administrative expenses.

      Depreciation and amortization increased by $1.0 million, or 17.5%, to $6.7 million in the 2001 period from $5.7 million in the 2000 period. This increase was due primarily to an increase in depreciation expense related to capital expenditures made in 2000.

      Operating income (net revenue less cost of revenue, selling, general and administrative expenses and depreciation and amortization) and operating margin were $61.5 million and 4.5% for the 2001 period, compared to $50.5 million and 4.8% for the 2000 period. The increase in operating income was primarily due to revenue growth from new customer contracts which began on January 1, 2001, while the decrease in operating margin was due primarily to a shift in the mix of products distributed toward those with lower margins.

      Net interest expense was $19.8 million for the 2001 period, compared to $28.9 million for the 2000 period. The decrease in net interest expense resulted primarily from the Company’s retirement of its $420 million senior subordinated notes in September 2000, as well as a reduction in amounts due under the credit facility which were funded from operating cash flows and the TAPS proceeds. See “Liquidity and Capital Resources.”

      The Company’s effective tax rate on income from continuing operations was 7.5% for both the 2001 and 2000 periods. This effective rate is significantly below the statutorily enacted corporate income tax rates applicable to the Company’s taxable income for each period and is the result of: (i) the tax NOL carry forwards discussed above and (ii) state tax planning strategies which will allow the Company to utilize its consolidated state tax NOLs in certain states.

Deferred Income Taxes

      Under Statement of Financial Accounting Standards 109, “Accounting for Income Taxes,” the Company is required to record a net deferred tax asset for the future tax benefits of tax loss and tax credit carry forwards, as well as for other temporary differences, if realization of such benefits is more likely than not. In assessing the realizability of deferred tax assets, management has considered reversing deferred tax liabilities, projected future taxable income and tax planning strategies. However, the ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and NOLs can be carried forward.

      Management believes, after considering all available information, including the Company’s history of earnings (after adjustments for nonrecurring items, special charges, permanent differences, and other appropriate items) and after considering appropriate tax planning strategies, it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance for the amount of the deferred tax assets in excess of the deferred tax liabilities. The valuation allowance has been established due to the uncertainty of forecasting future taxable income.

Discontinued Operations

      During the three months ended March 31, 2000, the Company recorded a charge of $198.0 million as a result of its progress in completing the exit from its PPM operations. This charge included a $153.3 million adjustment in the net assets of the Company’s remaining PPM operations and $44.7 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts were estimates, and the Company subsequently recorded a $70 million adjustment to this estimated amount in December 2000. Actual results could continue to differ from amounts estimated by the Company. As of March 31, 2001, the Company continued to operate one remaining PPM practice.

      The Company has accrued approximately $121 million of net liabilities related to its discontinued operations, of which it expects to pay approximately $75 million throughout the remainder of 2001. These amounts are estimates, and actual amounts could differ from those recorded.

Factors That May Affect Future Results

      The Company’s future operating results and financial condition are dependent on its ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. The future operating results and financial condition of the Company may be affected by a number of additional factors, including: (i) its ability to successfully terminate leases and other contractual agreements related to its discontinued operations and the outcome of various litigation surrounding the closure or sale of PPM assets; (ii) identification of and competition for growth and expansion opportunities; (iii) declining reimbursement levels for products distributed; (iv) exposure to professional liability in excess of the Company’s insurance; (v) compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; (vii) adverse resolution of existing or future lawsuits; (viii) costs of modifications of its information systems to comply with HIPAA privacy and electronic interchange standards and (ix) liquidity and capital requirements. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

      There are various legal matters which, if adversely determined, could have a material adverse effect on the Company’s operating results and financial condition. See Part II — Item 1, “Legal Proceedings” and Notes 7 and 8 to the Company’s unaudited condensed consolidated financial statements set forth elsewhere herein.

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

      Currently, the Company’s liquidity needs arise primarily from the funding of its discontinued operations (including the funding of any retained liabilities), as well as its working capital requirements and capital expenditures. The Company believes that cash flows from operations and amounts available under its revolving credit facility are sufficient to meet its liquidity needs.

      Cash Flows. The Company’s cash flow from continuing operations for the three months ended March 31, 2001, was $84.7 million and was used primarily to fund discontinued operations ($14.8 million), capital expenditures ($14 million) and repayments of amounts due under the credit facility. A significant amount of the capital expenditures made during the three months ended March 31, 2001, relate to the Company’s relocation of its Illinois-based automated mail service pharmacy to a larger facility. In addition to the impact of factors discussed above for results of continuing operations for 2001, the Company’s cash flow from continuing operations was positively affected by timing of payments for inventory purchases.

      Credit Facility. The Company has a $550 million credit facility with Bank of America, N.A. as administrative agent. The Company has granted a lien on substantially all of its current and future material personal property as well as the current and future material personal property and capital stock of its material subsidiaries as security for amounts outstanding under the credit facility and the Company’s senior notes on an equal and ratable basis. The credit facility is guaranteed by the Company’s material subsidiaries and consists of a $300 million revolving credit facility which matures in March 2005 and a $250 million term loan facility which matures in March 2006. The credit facility was put in place on March 15, 2001, and replaced the Company’s former credit facility, which was scheduled to mature in June 2001.

      At March 31, 2001, borrowings under the credit facility consisted of outstanding term loans of $250.0 million. The Company will begin making required principal payments of $625,000 per quarter with respect to the term loan facility on June 1, 2001. At March 31, 2001, the Company had approximately $275.6 million available for borrowing under the revolving credit facility, exclusive of approximately $24.4 million reserved under letters of credit.

      Borrowings under the credit facility currently bear interest at variable rates based on LIBOR, plus varying margins. At the Company’s option, or upon certain defaults or other events, borrowings under the credit facility may instead bear interest based on the prime rate plus varying margins.

      The credit facility provides for net cash proceeds received from certain asset sales to be used to reduce the outstanding debt under the term loan facility. The Company is also required to repay the term loan facility with 100% of the net cash proceeds received from certain issuances of equity or debt and with 50% of the excess cash flow (as defined in the credit facility) for each year.

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

      Senior Notes. The Company’s senior notes are in an aggregate principal amount of $450 million and bear interest at 7 3/8% annually, with all principal amounts due in October 2006. The indenture for the senior notes contains, among other things, restrictions on subsidiary indebtedness, sale and leaseback transactions, and consolidation, merger and sale of assets. The senior notes are not guaranteed by any subsidiary. The indenture for the senior notes also contains restrictions on indebtedness secured by liens. To comply with this covenant, the Company has secured the senior notes on an equal and ratable basis with the credit facility.

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

      Dividends on the Convertible Preferred Securities are cumulative and are payable in arrears. Dividend payments are due no later than the first day of each calendar quarter and accumulate at an annual rate of 7% of the liquidation amount of $50.00 per Convertible Preferred Security plus any accrued and unpaid dividends thereon. As of March 31, 2001, the Company had paid all dividends on the Convertible Preferred Securities on or in advance of their respective due dates.

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

      Trade Receivable Securitization. The Company has securitized certain of its accounts receivable pursuant to a $150 million facility with General Electric Capital Corporation (“GECC”) as funding agent and The Chase Manhattan Bank (“Chase”) as group agent. GECC’s $125 million commitment under the facility is due January 31, 2006, and Chase’s $25 million commitment is due February 7, 2002, and may be extended for an additional period of up to 364 days. As of March 31, 2001, and December 31, 2000, the Company had drawn approximately $111 million and $100 million, respectively, under this facility.

      Discontinued Operations. Cash used to fund the remaining net liabilities of discontinued operations and estimated exit costs, which totaled approximately $121 million, in aggregate, at March 31, 2001, will be funded by cash flows from continuing operations and by borrowings under the revolving credit facility. The Company believes that these sources will be sufficient to fund costs related to its discontinued operations. If they are not, the Company would seek to enhance its liquidity position through modifications to the credit facility, incurrence of additional indebtedness, asset sales, restructuring of debt, and/or the sale of securities. Although the Company currently believes that one or more of such alternatives would be available to enhance liquidity, each such alternative is dependent upon future events, conditions and other matters outside of the Company’s control.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates related to debt outstanding under the credit facility. The Company’s earnings and the market value of its fixed-rate debt are subject to change as a result of movements in market interest rates. At March 31, 2001, the Company had $250 million in long-term debt subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at March 31, 2001, would result in an increase in annual interest expense of $2.5 million, presuming that indebtedness subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on the Company’s long-term debt balances and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

PART II — OTHER INFORMATION

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

      In 1999, two lawsuits were filed in the Supreme Court of the State of New York, County of New York, claiming that a “Termination Event” had occurred with respect to the Company’s Threshold Appreciation Price Securities (“TAPS”) issued in September 1997. A Termination Event, as defined in the Purchase Contract Agreement pursuant to which the TAPS were issued, would have resulted in the TAPS holders receiving U.S. Treasury Notes which secured the TAPS. Both of these lawsuits have been dismissed with prejudice. In April 2000, the Company settled one of these lawsuits, which involved plaintiffs holding approximately 35 percent of the outstanding TAPS.

      In March 2000, another lawsuit, also claiming that a Termination Event had occurred, was filed in the Circuit Court of Franklin County, Alabama (the “Circuit Court”). This lawsuit was subsequently certified as a “non-opt out” class action, and therefore includes all remaining TAPS holders that had not previously settled. The Company reached a settlement in this lawsuit (the “Alabama Settlement”), which received final court approval by the Circuit Court on June 9, 2000 (the “Final Order”). Certain TAPS holders have filed notices of appeal to the Supreme Court of Alabama, questioning the Circuit Court’s order denying their motion to intervene and the adequacy of the settlement. The Company believes that the appeals are without merit and has filed a motion to dismiss these appeals.

      In April 2000, certain TAPS holders filed a lawsuit entitled Aragon Investments, Ltd. et al. v. Caremark Rx, Inc. in the Supreme Court of the State of New York, County of New York, also claiming that a Termination Event had occurred with respect to the TAPS. On January 24, 2001, the Supreme Court of the State of New York dismissed the Aragon litigation, subject to the rights of the plaintiffs to recommence their action if the Circuit Court’s decision is reversed on appeal by the Supreme Court of Alabama.

      On August 31, 2000, the Company retired all outstanding TAPS as scheduled by issuing approximately 14.2 million shares of its common stock to the remaining TAPS holders in exchange for the same number of outstanding TAPS. The Company received the proceeds of the U.S. Treasury Notes securing the TAPS and used such proceeds to reduce indebtedness. On September 13, 2000, pursuant to an order from the Circuit Court, the Company issued shares of the Company’s common stock to class members in the manner required by the Alabama Settlement.

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

      The Company’s California PPM operations included MPN, a wholly-owned subsidiary of the Company and a healthcare service plan licensed by the State of California (the “State”) under the Knox-Keene Health Care Service Plan Act of 1975. In March 1999, the California Department of Corporations (the “DOC”) appointed a conservator and assumed control of the business operations of MPN. The conservator, purportedly on behalf of MPN, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”).

      The Company, MPN and representatives of the State subsequently executed an agreement to settle the dispute relating to MPN (as amended, the “Settlement Agreement”). The Company, various of its subsidiaries, MPN, certain managed physician practices and various health plans executed a supplemental agreement (as amended, the “Supplemental Plan Agreement”), pursuant to which, among other things, the parties agreed to subordinate, waive and/or release various claims against one another on the terms and conditions set forth therein. On September 14, 2000, the Bankruptcy Court entered an order which: (i) confirmed the Second Amended Chapter 11 Plan of MPN dated July 7, 2000 (the “Plan”); (ii) approved the Settlement Agreement; and (iii) approved the Supplemental Plan Agreement. Following the occurrence of the “Effective Date” of the Plan on October 16, 2000, distributions commenced to the creditors of MPN from assets of MPN and from letters of credit in the aggregate amount of $40.0 million provided by the Company pursuant to its funding commitment described in the Plan. All required distributions are expected to be completed approximately one year following the Effective Date of the Plan.

      In August 1999, the Company and certain of its subsidiaries, affiliates and managed physician practices sold a portion of their Southern California PPM assets to KPC Medical Management, Inc. (“KPCMM”) and certain of its affiliates. At the same time, the Company and certain of its subsidiaries, affiliates and managed physician practices sold other Southern California PPM assets to KPC Global Care, Inc. (“KPCGC”) and certain of its affiliates. As a result of these transactions, KPCMM and KPCGC and their respective affiliated purchasers (the “KPC Purchasers”) agreed to assume and perform certain obligations of the Company and related sellers under real estate leases, personal property leases, vendor contracts and other contracts (“Assumed Obligations”). In many cases, the Company and/or one of its subsidiaries, affiliates or managed physician practices remain jointly obligated on the Assumed Obligations.

      On November 24, 2000, KPCMM and certain of its affiliates (not including KPCGC) filed for bankruptcy and subsequently rejected many of the Assumed Obligations. At this time it is unclear what effect this bankruptcy filing will have on the Company’s potential liability for Assumed Obligations or on its ability to collect other amounts due from the KPC Purchasers. The Company and/or its subsidiaries, affiliates and managed physician practices intend to mitigate potential liability for Assumed Obligations to the extent possible by seeking sublessees for real property and/or negotiating arrangements for termination of Assumed Obligations with lessors, vendors and other third parties.

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

Item  6.     Exhibits and Reports on Form 8-K

      (a)  Exhibits.

Exhibit
No.

10.1	—	Second Amendment to the Company’s Amended and Restated 1993 Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.2	—	Second Amendment to the Company’s Amended and Restated 1994 Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.3	—	Second Amendment to the Company’s Amended and Restated 1995 Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.4	—	Second Amendment to the Company’s 1997 Long Term Incentive Compensation Plan, dated January 12, 2001, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.5	—	Second Amendment to the Company’s Amended and Restated 1998 Employee Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.6	—	Second Amendment to the Company’s Amended and Restated 1998 New Employee Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.7	—	Amended and Restated Receivables Transfer Agreement, dated as of January 31, 2001, among MP Receivables Company, as transferor, Caremark Inc., as originator and collection agent, Redwood Receivables Corporation, Park Avenue Receivables Corporation, The Chase Manhattan Bank, as agent for Park Avenue Receivables Corporation and the PARCO APA Banks (as defined therein), and General Electric Capital Corporation, as agent for Redwood Receivables Corporation and the Redwood Liquidity Providers (as defined therein) and as funding agent, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.8	—	Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2001, among Caremark Inc., as seller, and MP Receivables Company, as buyer, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.9	—	Credit Agreement, dated as of March 15, 2001, by and between the Company, the Initial Lenders named therein, Bank of America, N.A., J.P. Morgan, a division of Chase Securities, Inc., First Union National Bank, and Banc of America Securities LLC, filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

Exhibit
No.

10.10	—	Pledge and Security Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee, filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.11	—	Trust Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee, filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

      (b)  Reports on Form 8-K. The Company filed no current reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caremark Rx, Inc.

By:	/s/ HOWARD A. MCLURE

Howard A. McLure
Executive Vice President and
Chief Financial Officer

Date: April 27, 2001