Form 10-Q
period 2001-06-30
CAREMARK RX INC
filed 2001-08-14
CIK 1000736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

      As of June 30, 2001, the registrant had 231,480,570 shares (including 6,533,162 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

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

      “Forward-looking statements” are contained in this document and appear primarily in Part I — Item 1, “Notes to Condensed Consolidated Financial Statements”; Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II — Item 1, “Legal Proceedings”. Moreover, the Company, through its senior management, may from time to time make “forward-looking statements” about matters described herein or about other matters concerning the Company.

      There are several factors which could adversely affect the Company’s operations and financial results including, but not limited to, the following:

Risks relating to the Company’s ability to successfully terminate leases and other contractual agreements related to its discontinued operations and the outcome of various litigation surrounding the closure or sale of Physician Practice Management (“PPM”) assets; risks relating to identification of and competition for growth and expansion opportunities; risks relating to declining reimbursement levels for products distributed; risks relating to exposure to professional liability in excess of the Company’s insurance; risks relating to compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; risks relating to adverse resolution of existing or future lawsuits; risks relating to costs of modification of the Company’s information systems to comply with privacy and electronic interchange standards mandated by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and risks relating to the Company’s liquidity and capital requirements.

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

i

CAREMARK RX, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

Page

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets — June 30, 2001 (Unaudited) and December 31, 2000	2

Condensed Consolidated Statements of Operations (Unaudited) — Three Months and Six Months Ended June 30, 2001 and 2000	3

Condensed Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended June 30, 2001 and 2000	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits and Reports on Form 8-K	20

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$60,731	$2,352

Accounts receivable, less allowances for doubtful accounts of $19,333 in 2001 and $17,920 in 2000	249,472	249,766

Inventories	141,257	186,231

Prepaid expenses and other current assets	9,785	8,757

Current assets of discontinued operations	1,478	6,221

Total current assets	462,723	453,327

Property and equipment, net of accumulated depreciation of $110,383 in 2001 and $99,965 in 2000	115,075	110,320

Intangible assets, net of accumulated amortization of $14,963 in 2001 and $21,563 in 2000	36,478	35,165

Other assets	78,961	79,723

Non-current assets of discontinued operations	9,827	7,001

Total assets	$703,064	$685,536

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable	$410,516	$417,567

Other accrued expenses and liabilities	155,983	169,857

Income taxes payable	5,815	2,533

Current portion of long-term debt	2,500	1,875

Current liabilities of discontinued operations	36,274	43,405

Total current liabilities	611,088	635,237

Long-term debt, net of current portion	696,875	733,347

Other long-term liabilities	78,547	82,398

Long-term liabilities of discontinued operations	2,727	3,618

Total liabilities	1,389,237	1,454,600
Commitments and contingencies

Convertible Preferred Securities	200,000	200,000

Stockholders’ deficit:

Common stock, $.001 par value per share; 400,000 shares authorized; issued — 231,481 shares in 2001 and 230,755 shares in 2000	231	231

Additional paid-in capital	1,391,836	1,399,902

Shares held in trust — 6,533 in 2001 and 7,152 in 2000	(105,239)	(115,287)

Accumulated deficit	(2,173,001)	(2,253,910)

Total stockholders’ deficit	(886,173)	(969,064)

Total liabilities and stockholders’ deficit	$703,064	$685,536

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these balance sheets.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net revenue	$1,373,388	$1,083,904	$2,747,330	$2,135,894

Operating expenses:

Cost of revenues	1,268,032	1,000,498	2,538,787	1,969,173

Selling, general and administrative expenses	36,104	28,250	71,026	55,347

Depreciation and amortization	6,403	5,650	13,145	11,373

Interest expense, net	17,101	25,432	36,903	54,301

Income from continuing operations before provision for income taxes	45,748	24,074	87,469	45,700

Provision for income taxes	3,431	1,807	6,560	3,428

Income from continuing operations	42,317	22,267	80,909	42,272

Preferred security dividends	3,305	3,255	6,609	6,475

Income from continuing operations available to common stockholders	39,012	19,012	74,300	35,797

Loss from discontinued operations	—	—	—	(198,000)

Net income (loss) to common stockholders	$39,012	$19,012	$74,300	$(162,203)

Average number of common shares outstanding:

Basic	224,639	201,202	223,827	196,226

Diluted	261,994	207,616	261,193	200,658

Earnings per common share — basic:

Income from continuing operations	$0.17	$0.09	$0.33	$0.18

Loss from discontinued operations	$—	$—	$—	$(1.01)

Net income (loss)	$0.17	$0.09	$0.33	$(0.83)

Earnings per common share — diluted:

Income from continuing operations	$0.16	$0.09	$0.31	$0.18

Loss from discontinued operations	$—	$—	$—	$(0.99)

Net income (loss)	$0.16	$0.09	$0.31	$(0.81)

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:

Income from continuing operations	$80,909	$42,272

Adjustments for non-cash items:

Depreciation and amortization	13,145	11,373

Non-cash interest expense	2,113	3,399

Changes in operating assets and liabilities, net of effects of acquisitions of businesses	37,534	88,615

Net cash and cash equivalents provided by continuing operations	133,701	145,659

Cash flows from investing activities:

Capital expenditures, net	(20,713)	(9,460)

Cash flows from financing activities:

Proceeds from issuance of equity securities, net	8,591	167,817

Net repayments under credit facility	(35,847)	(224,245)

Long-term debt issuance costs	(5,084)	—

Accounts receivable securitization	14,388	—

Dividend payments on Convertible Preferred Securities	(3,392)	(7,068)

Other	—	(304)

Net cash and cash equivalents used in financing activities	(21,344)	(63,800)

Cash used in discontinued operations	(32,389)	(64,568)

Cash paid for special charges	(876)	(3,509)

Net increase in cash and cash equivalents	58,379	4,322

Cash and cash equivalents — beginning of period	2,352	6,797

Cash and cash equivalents — end of period	$60,731	$11,119

The accompanying Notes to Condensed Consolidated Financial Statements are

an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
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

      Significant variations exist in the customary relationship between income tax expense and pretax income because the Company has generated net operating losses (“NOLs”) or utilized NOL carry forwards to offset its taxable federal income and certain taxable state income. Consequently, the Company has provided for an income tax rate of 7.5% on income from continuing operations, which represents its aggregate effective state tax and federal alternative minimum tax rate.

Note  3.     Trade Receivable Securitization

      The Company has securitized certain of its accounts receivable pursuant to a $150 million facility with General Electric Capital Corporation (“GECC”) as funding agent and The Chase Manhattan Bank (“Chase”) as group agent. GECC’s $125 million commitment under the facility is due January 31, 2006, and Chase’s $25 million commitment is due February 7, 2002, and may be extended for an additional period of up to 364 days. As of June 30, 2001, and December 31, 2000, the Company had drawn approximately $114.4 million and $100.0 million, respectively, under this facility.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note  4.     Long-term Debt

      The Company’s long-term debt at June 30, 2001, and December 31, 2000, consisted of the following (in thousands):

	June 30,	December 31,
	2001	2000

Credit facility:

Term loan facility (6.76% at June 30, 2001)	$249,375	$27,668

Revolving facility	—	257,554

	249,375	285,222

7.375% senior notes due 2006	450,000	450,000

	699,375	735,222

Less: amounts due within one year	(2,500)	(1,875)

	$696,875	$733,347

      The Company has a credit facility with Bank of America, N.A. as administrative agent. The credit facility is guaranteed by the Company’s material subsidiaries, including Caremark, and the Company has granted a lien on substantially all of its current and future personal property and pledged the capital stock of Caremark International Inc., the parent company of Caremark, as security for amounts outstanding.

      The credit facility consists of: (i) a $250 million term loan facility maturing on March 15, 2006 and (ii) a $300 million revolving credit facility maturing on March 15, 2005. The Company began making required principal payments of $625,000 per quarter with respect to the term loan facility on June 1, 2001. At June 30, 2001, the Company had approximately $277.5 million available for borrowing under the revolving facility, exclusive of approximately $22.5 million reserved under letters of credit.

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

      The credit facility contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions or change its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions and defaults for any material judgment or change in control. The Company was in compliance with all debt covenants at June 30, 2001.

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

      Dividends on the Convertible Preferred Securities are cumulative and are payable in arrears. Dividend payments are due no later than the first day of each calendar quarter and accumulate at an annual rate of 7% of the liquidation amount of $50.00 per Convertible Preferred Security plus any accrued and unpaid dividends thereon. As of June 30, 2001, the Company had paid all dividends on the Convertible Preferred Securities on or in advance of their respective due dates.

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

      The following tables reconcile income (numerator) and shares (denominator) used in the Company’s computations of income from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Numerator

Income from continuing operations	$42,317	$22,267	$80,909	$42,272

Less preferred security dividends	(3,305)	(3,255)	(6,609)	(6,475)

Basic numerator	39,012	19,012	74,300	35,797

Add preferred security dividends(1)	3,305	—	6,609	—

Diluted numerator	$42,317	$19,012	$80,909	$35,797

Denominator

Average number of common shares outstanding (basic denominator)	224,639	201,202	223,827	196,226

Common stock equivalents:

Stock options	10,505	6,414	10,516	4,432

Convertible Preferred Securities(1)	26,850	—	26,850	—

Average number of common shares outstanding (diluted denominator)	261,994	207,616	261,193	200,658

Income from continuing operations per common share — basic	$0.17	$0.09	$0.33	$0.18

Income from continuing operations per common share — diluted	$0.16	$0.09	$0.31	$0.18

(1)	Conversion of the Convertible Preferred Securities is not reflected for the 2000 periods due to the anti-dilutive effect of such presumed conversion. See Note 5, “Redeemable Preferred Stock.”

      Options to purchase approximately 6.4 million shares of the Company’s common stock at $14.25 to $26.19 per share were outstanding at and during the six months ended June 30, 2001, but were excluded from the Company’s computation of average number of common shares outstanding — diluted because the options’ exercise prices were greater than the average market price of the common shares underlying such options during the period.

Note  7.     Discontinued Operations

      During the six months ended June 30, 2000, the Company recorded a charge of $198.0 million as a result of its progress in completing the exit from its PPM operations. This charge included a $153.3 million adjustment in the net assets of the Company’s remaining PPM operations and $44.7 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts were estimates, and the Company subsequently recorded a $70 million adjustment to this estimated amount in December 2000. Actual results could continue to differ from amounts estimated by the Company. As of June 30, 2001, the Company continued to operate one remaining PPM practice.

      The net liabilities of discontinued operations ($27.7 million at June 30, 2001) represent primarily the remaining working capital deficiency of the Company’s discontinued PPM subsidiaries. The Company has also accrued $85.8 million of estimated remaining discontinued operations exit costs, which are included in “Other accrued expenses and liabilities” ($46.8 million) and “Other long-term liabilities” ($39.0 million) in the

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying condensed consolidated balance sheet at June 30, 2001. These amounts are estimates, and actual amounts could differ from those recorded.

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

      In March 2000, a lawsuit entitled Taff v. Caremark Rx, Inc., claiming that a Termination Event had occurred with respect to the Company’s Threshold Appreciation Price Securities (“TAPS”), issued in September 1997, was filed in the Circuit Court of Franklin County, Alabama (the “Circuit Court”). A Termination Event, as defined in the Purchase Contract Agreement pursuant to which the TAPS were issued, would have resulted in the TAPS holders receiving U.S. Treasury Notes which secured the TAPS. This lawsuit was subsequently certified as a “non-opt out” class action, and therefore included all remaining TAPS holders except for those that had previously reached settlement with the Company in similar lawsuits. The Company reached a settlement in this class action lawsuit (the “Alabama Settlement”), which received final court approval by the Circuit Court on June 9, 2000 (the “Final Order”). On September 13, 2000, pursuant to an Order from the Circuit Court, the Company issued shares of the Company’s common stock to class members in the manner required by, and in full compliance with, the Alabama Settlement.

      Certain TAPS holders filed notices of appeal to the Supreme Court of Alabama challenging the Circuit Court’s denial of their motion to intervene in the class action and objecting to the adequacy of the Alabama Settlement. Some of the TAPS holders who sought to appeal the Alabama Settlement had previously filed a suit entitled Aragon Investments Ltd., et al. v. Caremark Rx, Inc. in the Supreme Court of the State of New York which also alleged that a Termination Event had occurred. After the Company’s motion to dismiss that suit was granted and the case was dismissed, the plaintiffs filed a notice of appeal to the Appellate Division of the Supreme Court of the State of New York. The Appellate Division granted the Company’s motion to stay the appeal pending resolution of the prior appeal of the Alabama Settlement to the Alabama Supreme Court.

      On August 10, 2001, all of the TAPS holders who had filed notices of appeal in Alabama or New York withdrew their appeals, abandoned their objections to the Alabama Settlement and released the Company from all claims of any kind related to the TAPS. The withdrawal of all appeals in Alabama and in New York resulted from an agreement whereby counsel for the class plaintiff who had negotiated the Alabama Settlement on behalf of the class agreed to pay a portion of their legal fees received from the Alabama Settlement to the TAPS holders that had objected to the Alabama Settlement. The Company paid no money and contributed no stock as part of this agreement. In connection with this agreement, the class plaintiff, the Company and the TAPS holders that had objected to the Alabama Settlement all executed full, general mutual releases of all claims relating to the TAPS and the litigation pertaining to the TAPS. The execution of these releases and the complete withdrawal of the appeals pending in Alabama and New York mark the end of all TAPS-related litigation.

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

      As previously discussed, the Company is a party to certain claims and proceedings related to its discontinued operations. Additionally, the Company has assigned to various parties approximately $116 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries, affiliates or managed physician practices remain named as guarantor or obligor on these lease obligations.

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2001

      The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q. Additionally, the reader is also encouraged to refer to the Company’s audited consolidated financial statements and notes thereto and MD&A for the year ended December 31, 2000, contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 21, 2001.

      The following MD&A contains “forward-looking statements” as described on page i of this Quarterly Report on Form 10-Q.

Overview

      The Company is one of the largest pharmaceutical services companies in the United States. The Company’s services assist employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States in delivering prescription drugs in a cost-effective manner.

      The Company’s pharmaceutical services are generally referred to as pharmacy benefit management, or “PBM”, services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. The Company dispenses prescription drugs on behalf of its customers through its three large, automated mail service pharmacies and its seventeen smaller regional pharmacies as well as through an independent, nationwide retail network composed of over 96% of all retail pharmacies in the United States.

      The Company’s net revenue generally includes payments by its customers based on the price of prescription drugs dispensed on their behalf and administrative fees. The preponderance of the Company’s net revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. Revenues for selected types of services are earned based on a percentage of savings achieved or on a per-capita basis. The Company’s cost of revenues is primarily composed of prescription drug acquisition costs and associated dispensing costs.

Factors That May Affect Future Results

      The Company’s future operating results and financial condition are dependent on its ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. The future operating results and financial condition of the Company may be affected by a number of additional factors, including: (i) its ability to successfully terminate leases and other contractual agreements related to its discontinued operations and the outcome of various litigation surrounding the closure or sale of PPM assets; (ii) identification of and competition for growth and expansion opportunities; (iii) declining reimbursement levels for products distributed; (iv) exposure to professional liability in excess of the Company’s insurance; (v) compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; (vi) adverse resolution of existing or future lawsuits; (vii) costs of modifications of its information systems to comply with HIPAA privacy and electronic interchange standards and (viii) liquidity and capital requirements. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

      There are various legal matters which, if adversely determined, could have a material adverse effect on the Company’s operating results and financial condition. See Part II — Item 1, “Legal Proceedings” and Note 8, “Contingencies” to the Company’s unaudited condensed consolidated financial statements set forth elsewhere herein.

Results of Continuing Operations

      The following tables set forth selected unaudited information about the Company’s results of continuing operations for the three months and the six months ended June 30, 2001 and 2000. The results of continuing operations presented in these tables are not necessarily indicative of results to be expected for a full year.

      The discussion of factors influencing the periodic changes in the Company’s results of continuing operations which follows these tables refers to both the three-month and the six-month periods unless otherwise specified.

	Three Months Ended
	June 30,

	2001	2000	Increase/(Decrease)

	(Dollars in thousands, except per share amounts)

Net revenue	$1,373,388	$1,083,904	$289,484	26.7%

Operating expenses:

Cost of revenues	1,268,032	1,000,498	267,534	26.7%

Selling, general and administrative expenses	36,104	28,250	7,854	27.8%

Depreciation and amortization	6,403	5,650	753	13.3%

Interest expense, net	17,101	25,432	(8,331)	(32.8)%

Income from continuing operations before provision for income taxes	45,748	24,074	21,674	90.0%

Provision for income taxes	3,431	1,807	1,624	89.9%

Income from continuing operations	$42,317	$22,267	$20,050	90.0%

Income from continuing operations per common share — diluted	$0.16	$0.09	$0.07	77.8%

Operating Income(1)	$62,849	$49,506	$13,343	27.0%

Operating Margin	4.58%	4.57%

Pharmacy claims processed (millions):

Mail	4.5	3.6	0.9	23.5%

Retail	15.7	13.2	2.5	19.7%

	20.2	16.8	3.4	20.4%

	Six Months Ended
	June 30,

	2001	2000	Increase/(Decrease)

	(Dollars in thousands, except per share amounts)

Net revenue	$2,747,330	$2,135,894	$611,436	28.6%

Operating expenses:

Cost of revenues	2,538,787	1,969,173	569,614	28.9%

Selling, general and administrative expenses	71,026	55,347	15,679	28.3%

Depreciation and amortization	13,145	11,373	1,772	15.6%

Interest expense, net	36,903	54,301	(17,398)	(32.0)%

Income from continuing operations before provision for income taxes	87,469	45,700	41,769	91.4%

Provision for income taxes	6,560	3,428	3,132	91.4%

Income from continuing operations	$80,909	$42,272	$38,637	91.4%

Income from continuing operations per common share — diluted	$0.31	$0.18	$0.13	72.2%

Operating Income(1)	$124,372	$100,001	$24,371	24.4%

Operating Margin	4.53%	4.68%

Pharmacy claims processed (millions):

Mail	8.9	7.2	1.7	24.5%

Retail	32.0	26.3	5.7	21.4%

	40.9	33.5	7.4	22.1%

(1)	The Company defines Operating Income as net revenue less cost of revenue; selling, general and administrative expenses and depreciation and amortization.

      Net Revenue. The growth in net revenue in 2001 was due primarily to new customer contracts which began on January 1, 2001, coupled with retention and growth of existing customers, additional services provided to existing customers, increases in the volume of pharmacy claims processed and drug cost inflation.

      Cost of Revenues. Cost of revenues increased on an absolute basis for the periods presented due to the factors cited above for the increase in net revenue but remained relatively constant as a percentage of revenues.

      Selling, General and Administrative Expenses. Selling, general end administrative expenses increased in 2001 in line with the overall growth in the Company’s business and remained constant as a percentage of net revenue for the periods presented.

      Depreciation and Amortization. The increase in depreciation and amortization in 2001 was due primarily to an increase in depreciation expense related to capital expenditures made in 2000 and 2001.

      Interest Expense, Net. The decrease in net interest expense in 2001 resulted primarily from the Company’s retirement of its $420 million senior subordinated notes in September 2000, as well as a reduction in amounts due under the credit facility which were funded from operating cash flows and the TAPS proceeds. Interest expense was also positively impacted by lower average interest rates applicable to the Company’s variable-rate debt instruments in the 2001 periods. See “Historical Liquidity and Capital Resources.”

      Provision for Income Taxes. The Company’s effective tax rate on income from continuing operations was 7.5% for both the 2001 and 2000 periods. This effective rate is significantly below the statutorily enacted corporate income tax rates applicable to the Company’s taxable income for each period and is the result of: (i) the tax NOL carry forwards discussed below and (ii) state tax planning strategies which will allow the Company to utilize its consolidated state tax NOLs in certain states.

Results of Discontinued Operations

      During the six months ended June 30, 2000, the Company recorded a charge of $198.0 million as a result of its progress in completing the exit from its PPM operations. This charge included a $153.3 million adjustment in the net assets of the Company’s remaining PPM operations and $44.7 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts were estimates, and the Company subsequently recorded a $70 million adjustment to this estimated amount in December 2000. Actual results could continue to differ from amounts estimated by the Company. As of June 30, 2001, the Company continued to operate one remaining PPM practice.

Historical Liquidity and Capital Resources

      General. The Company broadly defines liquidity as its ability to generate sufficient operating cash flow to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving business objectives and meeting debt service commitments.

      The following tables set forth selected unaudited information concerning the Company’s liquidity and capital resources and changes therein at and for the six months ended June 30, 2001 (in millions):

Net cash and cash equivalents provided by (used in):

Continuing operations	$133.7

Investing activities	(20.7)

Financing activities	(21.3)

Discontinued operations	(32.4)

Special charges	(0.9)

Net increase in cash and cash equivalents for the six months ended June 30, 2001	58.4

Cash and cash equivalents — December 31, 2000	2.4

Cash and cash equivalents — June 30, 2001	$60.8

Net working capital deficiency(1):

December 31, 2000	$(181.9)

June 30, 2001	$(148.4)

	June 30,	December 31,
	2001	2000

Long-term debt:

Fixed-rate debt	$450.0	$450.0

Variable-rate debt	$249.4	$285.2

Availability under revolving credit facility	$277.5	$118.2

(1)	Working capital equals total current assets minus total current liabilities.

      Cash Flows from Continuing Operations. The Company’s performance relative to cash and cash equivalents provided by continuing operations for the six months ended June 30, 2001, resulted from factors discussed above related to income from continuing operations coupled with focused management of working capital.

      Cash Flows from Investing Activities. Cash flows from investing activities for the six months ended June 30, 2001, consist entirely of capital expenditures. Approximately $7.0 million of these capital expenditures relate to the Company’s relocation of its Illinois automated mail service pharmacy from Lincolnshire to a larger facility located in nearby Mount Prospect. The Company expects to make an additional $4.8 million of capital expenditures related to the Mount Prospect pharmacy through the remainder of 2001, with most of this amount being paid in the third quarter.

      The Company began dispensing prescriptions from the Mount Prospect pharmacy during the second quarter of 2001 and expects to have all Lincolnshire operations transitioned to Mount Prospect during the third quarter of 2001.

      Cash Flows from Financing Activities. The Company increased amounts drawn under the trade receivable securitization facility referred to below by $14.4 million and received proceeds of $8.6 million from issuance of its common stock under employee benefit plans during the six months ended June 30, 2001. These amounts were offset by payments of preferred security dividends of $3.4 million, payment of $5.0 million of costs associated with renewing the Company’s credit facility, and principal payments on long-term debt of $35.8 million.

      Cash Flows from Discontinued Operations. In addition to the amounts paid through June 30, 2001, to service liabilities which arose from the Company’s discontinued PPM operations, the Company has accrued approximately $113.5 million of remaining net liabilities related to its discontinued operations. The Company expects to pay approximately $57 million of this accrued amount throughout the remainder of 2001. These amounts are estimates, and actual amounts could differ from those recorded.

      Working Capital. The Company generally operates with negative working capital due to the inclusion of: (i) amounts drawn under the trade receivable securitization facility referred to below and (ii) liabilities related to its discontinued operations in the computation of working capital. The increase in working capital from December 31, 2000, to June 30, 2001, is due primarily to the Company’s operating cash flow performance during the period.

      Credit Facility. The Company has a $550 million credit facility with Bank of America, N.A. as administrative agent which was put in place on March 15, 2001. This credit facility consists of a $300 million revolving credit facility which matures in March 2005 and a $250 million term loan facility which matures in March 2006 and replaced the Company’s former credit facility, which was scheduled to mature in June 2001.

      At June 30, 2001, borrowings under the credit facility bore interest at variable rates based on LIBOR, plus varying margins and consisted of outstanding term loans of $249.4 million. The Company began making required principal payments of $625,000 per quarter with respect to the term loan facility on June 1, 2001. At June 30, 2001, the Company had approximately $277.5 million available for borrowing under the revolving credit facility, exclusive of approximately $22.5 million reserved under letters of credit.

      The credit facility is secured and guaranteed by the Company’s material subsidiaries, contains prepayment provisions with respect to certain non-operating cash proceeds and contains other customary restrictive covenants. The security interests, guarantees and covenants applicable to the credit agreement are described in further detail in Note 4, “Long-term debt” to the Company’s unaudited condensed consolidated financial statements set forth elsewhere herein.

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

      Trade Receivable Securitization. The Company has securitized certain of its accounts receivable pursuant to a $150 million facility with General Electric Capital Corporation (“GECC”) as funding agent and The Chase Manhattan Bank (“Chase”) as group agent. GECC’s $125 million commitment under the facility is due January 31, 2006, and Chase’s $25 million commitment is due February 7, 2002, and may be extended for an additional period of up to 364 days. As of June 30, 2001, and December 31, 2000, the Company had drawn approximately $114.4 million and $100 million, respectively, under this facility.

Outlook

      Liquidity and Capital Resources Overview. Currently, the Company’s liquidity needs arise primarily from: (i) funding discontinued operations (including the funding of any retained liabilities); (ii) commitments related to financing obtained through the issuance of long-term debt and the Convertible Preferred Securities; (iii) working capital requirements and (iv) capital expenditures. The Company believes that cash flows from operations and amounts available for borrowing under its revolving credit facility are sufficient to meet its liquidity needs.

      Anticipated Impact of Patent Expirations for Certain Drugs. Patents held by the inventors of several high-utilization drugs are scheduled to begin expiring in the near future. The Company anticipates that these patent expirations will have the effect of lowering net revenue as prescriptions begin to be filled with generic equivalent drugs instead of the formerly-patented drugs; however, the Company believes that the near-term impact to net income will be minimal due to the associated lower cost of the generic equivalent drugs.

      Anticipated Changes in Inventory Levels. In March 2001, the Company entered into a pharmaceutical wholesale supply agreement with McKesson Corporation (“McKesson”) which became effective on July 1, 2001, and replaced an existing agreement with another supplier. Under this agreement, the Company will continue to purchase pharmaceuticals both directly from certain manufacturers and from McKesson; however, it will shift purchases of several products which are currently purchased on a direct basis to McKesson in order to take advantage of beneficial terms of the McKesson agreement. The Company expects the McKesson agreement, when fully implemented, to result in a reduction in the level of inventory required to be kept on-hand to service near-term demand.

      Planned Capital Expenditures. The Company plans to build a fourth automated mail service pharmacy in order to meet projected demand. The Company has announced that this pharmacy will be located in Phoenix, Arizona and expects to begin construction in late 2001. The Company has entered into a long-term operating lease for the associated real property and expects to make approximately $14 million to $16 million of capital expenditures, consisting primarily of leasehold improvements, computer equipment and specialized mail service pharmacy automation equipment, prior to the commencement of operations from this pharmacy, which the Company expects to begin in mid-2002.

      Additionally, the Company is currently evaluating the scope of modifications of its information systems needed to comply with recently issued rules implementing the HIPAA standards for privacy and electronic data interchange. The Company expects that HIPAA requirements will result in additional capital expenditures over the level required for maintenance and growth of its operations through April 2003, which is the scheduled deadline for HIPAA compliance.

      Discontinued Operations. Cash used to fund the remaining net liabilities of discontinued operations and estimated exit costs, which totaled approximately $113.5 million, in aggregate, at June 30, 2001, will be funded by cash flows from continuing operations and by borrowings under the revolving credit facility. The Company expects to pay approximately $100 million of this amount through the end of 2002 and believes that these sources will be sufficient to fund costs related to its discontinued operations.

      Deferred Income Taxes. The Company had NOL carry forwards of approximately $2.1 billion as of December 31, 2000. If not utilized to offset future taxable income, these NOL carry forwards will expire on various dates through 2020. In addition to these NOL carry forwards, the Company had approximately $127 million of future additional income tax deductions as of December 31, 2000, related to its discontinued operations. The Company also has a federal alternative minimum tax credit carry forward of approximately $17.1 million, which may be used to offset its ordinary federal corporate income taxes in the future.

      Under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company is required to record a net deferred tax asset for the future tax benefits of tax loss and tax credit carry forwards, as well as for other temporary differences, if realization of such benefits is more likely than not.

      Management believes that, based upon all available historical information and after considering appropriate tax planning strategies in light of the uncertainty of forecasting future taxable income, it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance for the amount of the deferred tax assets in excess of the deferred tax liabilities. However, the ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and NOLs can be carried forward.

Recent Accounting Pronouncements

      On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Business combinations initiated after June 30, 2001, must be accounted for under the provisions of these two statements. The Company must also apply these provisions to previously recorded business combinations as of January 1, 2002. The principal provisions of FAS 141 and FAS 142 are as follows:

•	All business combinations initiated after June 30, 2001, will be accounted for using the “purchase” method, under which the identifiable assets and liabilities of the acquired business are recorded at their respective fair market values with the residual amount being recorded as goodwill. The “pooling-of-interests” method, under which the financial statements of the acquirer and the acquiree were combined as if the two businesses had always been one, will no longer be used.

•	Goodwill and identifiable intangible assets will no longer be amortized over a maximum period of forty years. Goodwill will not be amortized but will instead be tested for impairment annually or upon the occurrence of certain “triggering events.” Identifiable intangible assets will be amortized over their expected useful lives; those with indefinite expected useful lives will not be amortized. Identifiable intangible assets will continue to be tested for impairment under previously existing accounting standards.

      The Company will adopt FAS 141 and FAS 142 on January 1, 2002, and expects the adoption of these standards to have no material impact on its financial condition, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates related to debt outstanding under the credit facility and for amounts drawn under its trade accounts receivable securitization facility. The Company’s earnings and the market value of its fixed-rate debt are subject to change as a result of movements in market interest rates. At June 30, 2001, the Company had $363.8 million of obligations, including $114.4 million drawn under its trade accounts receivable securitization facility, which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at June 30, 2001, would result in an increase in annual interest expense of $3.6 million, presuming that indebtedness subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on the Company’s long-term debt balances and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

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

      In March 2000, a lawsuit entitled Taff v. Caremark Rx, Inc., claiming that a Termination Event had occurred with respect to the Company’s Threshold Appreciation Price Securities (“TAPS”), issued in September 1997, was filed in the Circuit Court of Franklin County, Alabama (the “Circuit Court”). A Termination Event, as defined in the Purchase Contract Agreement pursuant to which the TAPS were issued, would have resulted in the TAPS holders receiving U.S. Treasury Notes which secured the TAPS. This lawsuit was subsequently certified as a “non-opt out” class action, and therefore included all remaining TAPS holders except for those that had previously reached settlement with the Company in similar lawsuits. The Company reached a settlement in this class action lawsuit (the “Alabama Settlement”), which received final court approval by the Circuit Court on June 9, 2000 (the “Final Order”). On September 13, 2000, pursuant to an Order from the Circuit Court, the Company issued shares of the Company’s common stock to class members in the manner required by, and in full compliance with, the Alabama Settlement.

      Certain TAPS holders filed notices of appeal to the Supreme Court of Alabama challenging the Circuit Court’s denial of their motion to intervene in the class action and objecting to the adequacy of the Alabama Settlement. Some of the TAPS holders who sought to appeal the Alabama Settlement had previously filed a suit entitled Aragon Investments Ltd., et al. v. Caremark Rx, Inc. in the Supreme Court of the State of New York which also alleged that a Termination Event had occurred. After the Company’s motion to dismiss that suit was granted and the case was dismissed, the plaintiffs filed a notice of appeal to the Appellate Division of the Supreme Court of the State of New York. The Appellate Division granted the Company’s motion to stay the appeal pending resolution of the prior appeal of the Alabama Settlement to the Alabama Supreme Court.

      On August 10, 2001, all of the TAPS holders who had filed notices of appeal in Alabama or New York withdrew their appeals, abandoned their objections to the Alabama Settlement and released the Company from all claims of any kind related to the TAPS. The withdrawal of all appeals in Alabama and in New York resulted from an agreement whereby counsel for the class plaintiff who had negotiated the Alabama Settlement on behalf of the class agreed to pay a portion of their legal fees received from the Alabama Settlement to the TAPS holders that had objected to the Alabama Settlement. The Company paid no money and contributed no stock as part of this agreement. In connection with this agreement, the class plaintiff, the Company and the TAPS holders that had objected to the Alabama Settlement all executed full, general mutual releases of all claims relating to the TAPS and the litigation pertaining to the TAPS. The execution of these releases and the complete withdrawal of the appeals pending in Alabama and New York mark the end of all TAPS-related litigation.

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

      KPC Medical Management, Inc. and certain of its affiliates, which purchased a substantial portion of the California PPM operations, filed for bankruptcy in November 2000. They subsequently rejected certain assumed lease and other contractual obligations for which Caremark and/or its subsidiaries, affiliates and managed physician practices remain responsible. The obligations resulting from this bankruptcy have been included in the Company’s accrual for discontinued operations exit costs. See Note 7, “Discontinued Operations” to the Company’s unaudited condensed consolidated financial statements set forth elsewhere herein.

      Pursuant to the Provider Self-Disclosure Protocol of the OIG, the Company has conducted a voluntary investigation of the practices of an affiliate known as Home Health Agency of Greater Miami, doing business as AmCare (“AmCare”). The investigation uncovered several potentially inappropriate practices by certain managers at AmCare, some of which may have resulted in overpayments from federal programs for AmCare’s home health services. The Company has since terminated these managers, ceased AmCare’s operations and reported the matter to the OIG. While the OIG has not yet responded to the Company’s internal investigation report, and therefore the resolution of this matter is as yet unknown, it is likely that the government will determine that overpayments were made which require repayment by the Company. The Company’s estimates of the repayments due have been accrued in its financial statements.

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

      The Company’s Annual Meeting of Stockholders was held on May 31, 2001. The sole matter voted upon by the Company’s stockholders at this meeting was the uncontested election of three directors as follows:

		Votes Against or
	Votes For	Withheld

Edwin M. Banks	169,239,739	34,913,885

Colleen Conway-Welch	199,800,903	4,352,721

Roger L. Headrick	159,445,978	44,707,645

Item  6.     Exhibits and Reports on Form 8-K

      (a)  Exhibits. None.

      (b)  Reports on Form 8-K. The Company filed no current reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caremark Rx, Inc.

By:	/s/ HOWARD A. MCLURE

Howard A. McLure
Executive Vice President
and Chief Financial Officer

Date: August 14, 2001