Form 10-Q
period 2001-09-30
CAREMARK RX INC
filed 2001-11-14
CIK 1000736

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-27276

CAREMARK RX, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-1151076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Galleria Tower, Suite 1000
Birmingham, Alabama 35244
(Address and zip code of principal executive offices)

(205) 733-8996
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /.

    As of September 30, 2001, the registrant had 232,299,793 shares (including 6,509,981 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

    In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Section 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Caremark Rx, Inc. (the "Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

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

    "Forward-looking statements" are contained in this document and appear primarily in Part I-Item 1, "Notes to Condensed Consolidated Financial Statements;" Part I-Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Part II-Item 1, "Legal Proceedings." Moreover, the Company, through its senior management, may from time to time make "forward-looking statements" about matters described herein or about other matters concerning the Company.

    There are several factors which could adversely affect the Company's operations and financial results including, but not limited to, the following:

  Risks relating to the Company's ability to successfully terminate leases and other contractual agreements related to its discontinued operations and the outcome of various litigation surrounding the closure or sale of Physician Practice Management ("PPM") assets; risks relating to identification of and competition for growth and expansion opportunities; risks relating to declining reimbursement levels for products distributed; risks relating to exposure to professional liability in excess of the Company's insurance; risks relating to compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; risks relating to adverse resolution of existing or future lawsuits; risks relating to costs of modification of the Company's information systems to comply with privacy and electronic interchange standards mandated by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and risks relating to the Company's liquidity and capital requirements.

    More detailed discussions of certain of these risk factors can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2001, under the captions: "Business—Government Regulation," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" and "—Factors That May Affect Future Results."

i

CAREMARK RX, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets—September 30, 2001 (Unaudited) and December 31, 2000	2
	Condensed Consolidated Statements of Operations (Unaudited)—Three Months and Nine Months Ended September 30, 2001 and 2000	3
	Condensed Consolidated Statements of Cash Flows (Unaudited)—Nine Months Ended September 30, 2001 and 2000	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 6.	Exhibits and Reports on Form 8-K	19

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,307	$2,352
Accounts receivable, less allowances for doubtful accounts of $16,692 in 2001 and $17,920 in 2000	278,623	249,766
Inventories	129,422	186,231
Prepaid expenses and other current assets	8,456	8,757
Current assets of discontinued operations	1,230	6,221

Total current assets	547,038	453,327
Property and equipment, net of accumulated depreciation of $110,658 in 2001 and $99,965 in 2000	114,102	110,320
Intangible assets, net of accumulated amortization of $16,497 in 2001 and $21,563 in 2000	34,971	35,165
Other assets	80,881	79,723
Non-current assets of discontinued operations	8,155	7,001

Total assets	$785,147	$685,536

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$421,632	$417,567
Other accrued expenses and liabilities	202,343	169,857
Income taxes payable	4,022	2,533
Current portion of long-term debt	2,500	1,875
Current liabilities of discontinued operations	33,880	43,405

Total current liabilities	664,377	635,237
Long-term debt, net of current portion	696,250	733,347
Other long-term liabilities	57,494	82,398
Long-term liabilities of discontinued operations	2,527	3,618

Total liabilities	1,420,648	1,454,600
Commitments and contingencies
Convertible Preferred Securities	200,000	200,000
Stockholders' deficit:
Common stock, $.001 par value per share; 400,000 shares authorized; issued—232,300 shares in 2001 and 230,755 shares in 2000	232	231
Additional paid-in capital	1,393,044	1,399,902
Shares held in trust—6,510 in 2001 and 7,152 in 2000	(104,865)	(115,287)
Accumulated deficit	(2,123,912)	(2,253,910)

Total stockholders' deficit	(835,501)	(969,064)

Total liabilities and stockholders' deficit	$785,147	$685,536

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these balance sheets.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenue	$1,380,458	$1,088,828	$4,127,788	$3,224,722
Operating expenses:
Cost of revenues	1,271,387	1,004,464	3,810,174	2,973,637
Selling, general and administrative expenses	35,032	27,256	106,058	82,603
Depreciation and amortization	6,640	5,714	19,785	17,087
Interest expense, net	14,330	22,291	51,233	76,592

Income from continuing operations before provision for income taxes	53,069	29,103	140,538	74,803
Provision for income taxes	3,980	2,182	10,540	5,610

Income from continuing operations	49,089	26,921	129,998	69,193
Preferred security dividends	3,304	3,273	9,913	9,748

Income from continuing operations available to common stockholders	45,785	23,648	120,085	59,445
Loss from discontinued operations	—	—	—	(198,000)

Net income (loss) to common stockholders	$45,785	$23,648	$120,085	$(138,555)

Average number of common shares outstanding:
Basic	225,411	209,502	224,302	200,684

Diluted	263,147	218,852	262,067	206,981

Earnings per common share—basic:
Income from continuing operations	$0.20	$0.11	$0.54	$0.30

Loss from discontinued operations	$—	$—	$—	$(0.99)

Net income (loss)	$0.20	$0.11	$0.54	$(0.69)

Earnings per common share—diluted:
Income from continuing operations	$0.19	$0.11	$0.50	$0.29

Loss from discontinued operations	$—	$—	$—	$(0.96)

Net income (loss)	$0.19	$0.11	$0.50	$(0.67)

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activites:
Income from continuing operations	$129,998	$69,193
Adjustments for non-cash items:
Depreciation and amortization	19,785	17,087
Non-cash interest expense	2,817	4,985
Changes in operating assets and liabilities, net of effects of acquisitions and/or disposals of businesses	61,235	96,519

Net cash and cash equivalents provided by continuing operations	213,835	187,784
Cash flows from investing activities:
Capital expenditures, net	(26,821)	(13,921)
Cash flows from financing activities:
Proceeds from issuance of equity securities, net	13,478	484,276
Payments on subordinated debt	—	(420,000)
Net repayments under credit facility	(36,472)	(119,705)
Long-term debt issuance costs	(5,110)	(374)
Accounts receivable securitization	14,499	—
Dividend payments on Convertible Preferred Securities	(6,892)	(10,568)

Net cash and cash equivalents used in financing activities	(20,497)	(66,371)
Cash used in discontinued operations	(38,678)	(92,926)
Cash paid for special charges	(884)	(4,603)

Net increase in cash and cash equivalents	126,955	9,963
Cash and cash equivalents—beginning of period	2,352	6,797

Cash and cash equivalents—end of period	$129,307	$16,760

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

Note 1. Business and Basis of Presentation

    Caremark Rx, Inc., a Delaware corporation (the "Company"), is one of the largest pharmaceutical services companies in the United States. The Company's operations are conducted through Caremark Inc. ("Caremark"), a wholly-owned subsidiary which assists employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States in delivering prescription drugs in a cost-effective manner.

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

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet of the Company at December 31, 2000, has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements and footnote disclosures should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, which appear in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2001.

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

    Certain prior period amounts have been reclassified to conform to the current period's presentation. Such reclassifications had no material effect on the Company's previously reported consolidated financial position, results of operations or cash flows.

Note 2. Income Taxes

    Significant variations exist in the customary relationship between income tax expense and pretax income because the Company has generated net operating losses ("NOLs") or utilized NOL carry forwards to offset its taxable federal income and certain taxable state income. Consequently, the Company has provided for an income tax rate of 7.5% on income from continuing operations, which represents its aggregate effective state tax and federal alternative minimum tax rate.

Note 3. Trade Receivable Securitization

    The Company has securitized certain of its accounts receivable pursuant to a $150 million facility with General Electric Capital Corporation ("GECC") as funding agent and The Chase Manhattan Bank ("Chase") as group agent. GECC's $125 million commitment under the facility is due January 31, 2006, and Chase's $25 million commitment is due February 7, 2002, and may be extended for an additional period of up to 364 days. As of September 30, 2001, and December 31, 2000, the Company had drawn approximately $114.5 million and $100.0 million, respectively, under this facility.

Note 4. Long-term Debt

    The Company's long-term debt at September 30, 2001, and December 31, 2000, consisted of the following (in thousands):

	September 30, 2001	December 31, 2000
Credit facility:
Term loan facility (5.67% at September 30, 2001)	$248,750	$27,668
Revolving facility	—	257,554

	248,750	285,222
7.375% senior notes due 2006	450,000	450,000

	698,750	735,222
Less: amounts due within one year	(2,500)	(1,875)

	$696,250	$733,347

    The Company has a credit facility with Bank of America, N.A. as administrative agent. The credit facility is guaranteed by the Company's material subsidiaries, including Caremark, and the Company has granted a lien on substantially all of its current and future personal property and pledged the capital stock of Caremark International Inc., the parent company of Caremark, as security for amounts outstanding.

    The credit facility consists of: (i) a $250 million term loan facility maturing on March 15, 2006 and (ii) a $300 million revolving credit facility maturing on March 15, 2005. The Company began making required principal payments of $625,000 per quarter with respect to the term loan facility on June 1, 2001. At September 30, 2001, the Company had approximately $278 million available for borrowing under the revolving facility, exclusive of approximately $22 million reserved under letters of credit.

    Borrowings under the credit facility currently bear interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins. At the Company's option, or upon certain defaults or other events, borrowings under the credit facility may instead bear interest based on the prime rate plus varying margins.

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

    The credit facility contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions or change its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions and defaults for any material judgment or change in control. The Company was in compliance with all debt covenants at September 30, 2001.

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

    Dividends on the Convertible Preferred Securities are cumulative and are payable in arrears. Dividend payments are due no later than the first day of each calendar quarter and accumulate at an annual rate of 7% of the liquidation amount of $50.00 per Convertible Preferred Security plus any accrued and unpaid dividends thereon. As of September 30, 2001, the Company had paid all dividends on the Convertible Preferred Securities on or in advance of their respective due dates.

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

Note 6. Earnings per Common Share

    The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of income from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator
Income from continuing operations	$49,089	$26,921	$129,998	$69,193
Less preferred security dividends	(3,304)	(3,273)	(9,913)	(9,748)

Basic numerator	45,785	23,648	120,085	59,445
Add preferred security dividends(1)	3,304	—	9,913	—

Diluted numerator	$49,089	$23,648	$129,998	$59,445

Denominator
Average number of common shares outstanding (basic denominator)	225,411	209,502	224,302	200,684
Common stock equivalents:
Stock options	10,886	9,350	10,915	6,297
Convertible Preferred Securities(1)	26,850	—	26,850	—

Average number of common shares outstanding (diluted denominator)	263,147	218,852	262,067	206,981

Income from continuing operations per common share—basic	$0.20	$0.11	$0.54	$0.30

Income from continuing operations per common share—diluted	$0.19	$0.11	$0.50	$0.29

(1)
Conversion of the Convertible Preferred Securities is not reflected for the 2000 periods due to the anti-dilutive effect of such presumed conversion. See Note 5, "Redeemable Preferred Stock."

    Options to purchase approximately 8.3 million shares of the Company's common stock at $15.40 to $26.19 per share were outstanding during the nine months ended September 30, 2001, but were excluded from the Company's computation of average number of common shares outstanding—diluted because the options' exercise prices were greater than the average market price of the common shares underlying such options during the period. Approximately 8.0 million of these options were outstanding at September 30, 2001.

Note 7. Discontinued Operations and Related Contingencies

    During the nine months ended September 30, 2000, the Company recorded a charge of $198.0 million as a result of its progress in completing the exit from its PPM operations. This charge included a $153.3 million adjustment in the net assets of the Company's remaining PPM operations and $44.7 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts were estimates, and the Company subsequently recorded a $70 million adjustment to this estimated amount in December 2000. Actual results could continue to differ from amounts estimated by the Company.

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

    The Company, MPN and representatives of the State subsequently executed an agreement to settle the dispute relating to MPN (as amended, the "Settlement Agreement"). The Company, various of its subsidiaries, MPN, certain managed physician practices and various health plans executed a supplemental agreement (as amended, the "Supplemental Plan Agreement"), pursuant to which, among other things, the parties agreed to subordinate, waive and/or release various claims against one another on the terms and conditions set forth therein. On September 14, 2000, the Bankruptcy Court entered an order which: (i) confirmed the Second Amended Chapter 11 Plan of MPN dated July 7, 2000 (the "Plan"); (ii) approved the Settlement Agreement; and (iii) approved the Supplemental Plan Agreement. Following the occurrence of the "Effective Date" of the Plan on October 16, 2000, distributions commenced to the creditors of MPN from assets of MPN and from the Company pursuant to its funding commitment described in the Plan. Substantially all required distributions will be completed during the fourth quarter of 2001.

    As of September 30, 2001, the Company continued to operate one remaining PPM practice. The net liabilities of discontinued operations ($27.0 million at September 30, 2001) represent primarily the remaining working capital deficiency of the Company's discontinued PPM subsidiaries. The Company has also accrued $80.2 million of estimated remaining discontinued operations exit costs, which are included in "Other accrued expenses and liabilities" ($65.1 million) and "Other long-term liabilities" ($15.1 million) in the accompanying condensed consolidated balance sheet at September 30, 2001. The Company expects to pay approximately $40 million to $50 million of this accrued amount during the fourth quarter of 2001 with the majority of the remainder being paid in 2002. These amounts are estimates, and actual amounts could differ from those recorded.

    The Company is a party to certain claims and proceedings related to its discontinued operations, and the eventual outcome of these claims and proceedings could differ from the amounts accrued at September 30, 2001. Additionally, the Company has assigned to various parties approximately $110 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries, affiliates or managed physician practices remain named as guarantor or obligor on these lease obligations.

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

    In 1993, approximately 3,900 independent and retail chain pharmacies filed a group of antitrust lawsuits and a class action lawsuit against brand name pharmaceutical manufacturers, wholesalers and PBM companies. Caremark was named as a defendant in a number of these lawsuits in 1994, but was not named in the class action. The lawsuits, which were transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings, alleged that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the plaintiffs in violation of the Sherman Act and the Robinson-Patman Act. The complaints that included Caremark charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers in violation of the Robinson-Patman Act. Each complaint sought unspecified treble damages, declaratory and equitable relief and attorney's fees and expenses.

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

    Pursuant to the Provider Self-Disclosure Protocol of the Office of Inspector General ("OIG"), the Company has conducted a voluntary investigation of the practices of an affiliate which is included in the Company's discontinued operations and was known as Home Health Agency of Greater Miami, doing business as AmCare ("AmCare"). The investigation uncovered several potentially inappropriate practices by certain managers at AmCare, some of which may have resulted in overpayments from federal programs for AmCare's home health services. The Company has since terminated these managers, ceased AmCare's operations, and reported the matter to the OIG. While the OIG has not yet responded to the Company's internal investigation report, and therefore the resolution of this matter is as yet unknown, it is likely that the government will determine that overpayments were made which require repayment by the Company. The Company's estimates of the repayments due have been accrued in the financial statements.

    Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions that have been made against it, there can be no assurance that pending lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of the Company's senior management, or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously defend each of its pending lawsuits. The Company believes that these lawsuits will not have a material adverse effect on the operating results and financial condition of the Company.

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2001

    The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q. Additionally, the reader is also encouraged to refer to the Company's audited consolidated financial statements and notes thereto and MD&A for the year ended December 31, 2000, contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 21, 2001.

    The following MD&A contains "forward-looking statements" as described on page i of this Quarterly Report on Form 10-Q.

Overview

    The Company is one of the largest pharmaceutical services companies in the United States. The Company's services assist employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States in delivering prescription drugs in a cost-effective manner.

    The Company's pharmaceutical services are generally referred to as pharmacy benefit management, or "PBM", services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. The Company dispenses prescription drugs on behalf of its customers through its three large, automated mail service pharmacies and its seventeen smaller regional pharmacies as well as through an independent, nationwide retail network composed of over 96% of all retail pharmacies in the United States.

    The Company's net revenue generally includes payments by its customers based on the price of prescription drugs dispensed on their behalf and administrative fees. The preponderance of the Company's net revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. Revenues for selected types of services are earned based on a percentage of savings achieved or on a per-capita basis. The Company's cost of revenues is primarily composed of prescription drug acquisition costs and associated dispensing costs.

Factors That May Affect Future Results

    The Company's future operating results and financial condition are dependent on its ability to market its services profitably, successfully increase market share and manage expense growth relative to revenue growth. The future operating results and financial condition of the Company may be affected by a number of additional factors, including: (i) its ability to successfully terminate leases and other contractual agreements related to its discontinued operations and the outcome of various litigation surrounding the closure or sale of PPM assets; (ii) identification of and competition for growth and expansion opportunities; (iii) declining reimbursement levels for products distributed; (iv) exposure to professional liability in excess of the Company's insurance; (v) compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; (vi) adverse resolution of existing or future lawsuits; (vii) costs of modifications of its information systems to comply with HIPAA privacy and electronic interchange standards and (viii) liquidity and capital requirements. Changes in one or more of these factors could have a material adverse effect on the future operating results and financial condition of the Company.

    There are various legal matters which, if adversely determined, could have a material adverse effect on the Company's operating results and financial condition. See Part II-Item 1, "Legal Proceedings" and Note 8, "Contingencies" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

Results of Continuing Operations

    The following tables set forth selected unaudited information about the Company's results of continuing operations for the three months and the nine months ended September 30, 2001 and 2000. The results of continuing operations presented in these tables are not necessarily indicative of results to be expected for a full year.

    The discussion of factors influencing the periodic changes in the Company's results of continuing operations which follows these tables refers to both the three-month and the nine-month periods unless otherwise specified.

	Three Months Ended September 30,
	2001	2000	Increase/(Decrease)
	(Dollars in thousands, except per share amounts)
Net revenue	$1,380,458	$1,088,828	$291,630	26.8%
Operating expenses:
Cost of revenues	1,271,387	1,004,464	266,923	26.6%
Selling, general and administrative expenses	35,032	27,256	7,776	28.5%
Depreciation and amortization	6,640	5,714	926	16.2%
Interest expense, net	14,330	22,291	(7,961)	-35.7%

Income from continuing operations before provision for income taxes	53,069	29,103	23,966	82.3%
Provision for income taxes	3,980	2,182	1,798	82.4%

Income from continuing operations	$49,089	$26,921	$22,168	82.3%

Income from continuing operations per common share—diluted	$0.19	$0.11	$0.08	72.7%

Operating Income(1)	$67,399	$51,394	$16,005	31.1%

Operating Margin	4.88%	4.72%

Pharmacy claims processed (millions):
Mail	4.6	3.6	1.0	26.0%
Retail	15.3	13.1	2.2	16.2%

	19.9	16.7	3.2	18.3%

	Nine Months Ended September 30,
	2001	2000	Increase/(Decrease)
	(Dollars in thousands, except per share amounts)
Net revenue	$4,127,788	$3,224,722	$903,066	28.0%
Operating expenses:
Cost of revenues	3,810,174	2,973,637	836,537	28.1%
Selling, general and administrative expenses	106,058	82,603	23,455	28.4%
Depreciation and amortization	19,785	17,087	2,698	15.8%
Interest expense, net	51,233	76,592	(25,359)	-33.1%

Income from continuing operations before provision for income taxes	140,538	74,803	65,735	87.9%
Provision for income taxes	10,540	5,610	4,930	87.9%

Income from continuing operations	$129,998	$69,193	$60,805	87.9%

Income from continuing operations per common share—diluted	$0.50	$0.29	$0.21	72.4%

Operating Income(1)	$191,771	$151,395	$40,376	26.7%

Operating Margin	4.65%	4.69%

Pharmacy claims processed (millions):
Mail	13.5	10.8	2.7	25.0%
Retail	47.3	39.5	7.8	19.7%

	60.8	50.3	10.5	20.9%

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

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased in 2001 in line with the overall growth in the Company's business and remained constant as a percentage of net revenue for the periods presented.

    Depreciation and Amortization.  The increase in depreciation and amortization in 2001 was due primarily to an increase in depreciation expense related to capital expenditures made in 2000 and 2001.

    Interest Expense, Net.  The decrease in net interest expense in 2001 resulted primarily from the Company's retirement of its $420 million senior subordinated notes in September 2000, as well as a reduction in amounts due under the credit facility which were funded from operating cash flows and the TAPS proceeds. Interest expense was also positively impacted by lower average interest rates applicable to the Company's variable-rate debt instruments in the 2001 periods. See "Historical Liquidity and Capital Resources."

    Provision for Income Taxes.  The Company's effective tax rate on income from continuing operations was 7.5% for both the 2001 and 2000 periods. This effective rate is significantly below the statutorily enacted corporate income tax rates applicable to the Company's taxable income for each period and is the result of: (i) the tax NOL carry forwards discussed below and (ii) state tax planning strategies which will allow the Company to utilize its consolidated state tax NOLs in certain states.

Results of Discontinued Operations

    During the nine months ended September 30, 2000, the Company recorded a charge of $198.0 million as a result of its progress in completing the exit from its PPM operations. This charge included a $153.3 million adjustment in the net assets of the Company's remaining PPM operations and $44.7 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts were estimates, and the Company subsequently recorded a $70 million adjustment to this estimated amount in December 2000. Actual results could continue to differ from amounts estimated by the Company. As of September 30, 2001, the Company continued to operate one remaining PPM practice.

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

    The following tables set forth selected unaudited information concerning the Company's liquidity and capital resources and changes therein at and for the nine months ended September 30, 2001 (in millions):

Net cash and cash equivalents provided by (used in):
Continuing operations	$213.8
Investing activities	(26.8)
Financing activities	(20.5)
Discontinued operations	(38.7)
Special charges	(0.9)

Net increase in cash and cash equivalents for the nine months ended September 30, 2001	126.9
Cash and cash equivalents—December 31, 2000	2.4

Cash and cash equivalents—September 30, 2001	$129.3

Net working capital deficiency(1):
December 31, 2000	$(181.9)

September 30, 2001	$(117.3)

Long-term debt:
	September 30, 2001	December 31, 2000
Fixed-rate debt	$450.0	$450.0

Variable-rate debt	$248.8	$285.2

Availability under revolving credit facility	$278.0	$118.2

(1)
Working capital equals total current assets minus total current liabilities.

    Cash Flows from Continuing Operations.  The Company's performance relative to cash and cash equivalents provided by continuing operations for the nine months ended September 30, 2001, resulted from factors discussed above related to income from continuing operations coupled with focused management of working capital.

    Cash Flows from Investing Activities.  Cash flows from investing activities for the nine months ended September 30, 2001, consist entirely of capital expenditures. Approximately $10.4 million of these capital expenditures relate to the Company's relocation of its Illinois automated mail service pharmacy from Lincolnshire to a larger facility located in nearby Mount Prospect.

    The Company began dispensing prescriptions from the Mount Prospect pharmacy during the second quarter of 2001 and completed the transition of all Lincolnshire operations to Mount Prospect during the third quarter of 2001.

    Cash Flows from Financing Activities.  The Company increased amounts drawn under the trade receivable securitization facility referred to below by $14.5 million and received proceeds of $13.8 million from issuance of its common stock under employee benefit plans during the nine months ended September 30, 2001. These amounts were offset by payments of preferred security dividends of $6.9 million, payment of $5.1 million of costs associated with renewing the Company's credit facility, and principal payments on long-term debt of $36.5 million.

    Cash Flows from Discontinued Operations.  In addition to the amounts paid through September 30, 2001, to service liabilities which arose from the Company's discontinued PPM operations, the Company has accrued approximately $107.2 million of remaining net liabilities related to its discontinued operations. The Company expects to pay approximately $40 million to $50 million of this accrued amount during the fourth quarter of 2001 with the majority of the remainder being paid in 2002. These amounts are estimates, and actual amounts could differ from those recorded.

    Working Capital.  The Company generally operates with negative working capital due to the inclusion of: (i) amounts drawn under the trade receivable securitization facility referred to below and (ii) net current liabilities related to its discontinued operations in the computation of working capital. The increase in working capital from December 31, 2000, to September 30, 2001, is due primarily to the Company's operating cash flow performance during the period.

    Changes in Inventory Levels.  In March 2001, the Company entered into a pharmaceutical wholesale supply agreement with McKesson Corporation ("McKesson") which became effective on July 1, 2001, and replaced an existing agreement with another supplier. Under this agreement, the Company will continue to purchase pharmaceuticals both directly from certain manufacturers and from McKesson; however, it will shift purchases of several products which are currently purchased on a direct basis to McKesson in order to take advantage of beneficial terms of the McKesson agreement. The Company's inventory balances decreased to $129.4 million at September 30, 2001, from $141.3 million at June 30, 2001, primarily as a result of this agreement.

    Credit Facility.  The Company has a $550 million credit facility with Bank of America, N.A. as administrative agent which was put in place on March 15, 2001. This credit facility consists of a $300 million revolving credit facility which matures in March 2005 and a $250 million term loan facility which matures in March 2006 and replaced the Company's former credit facility, which was scheduled to mature in June 2001.

    At September 30, 2001, borrowings under the credit facility bore interest at variable rates based on LIBOR, plus varying margins and consisted of outstanding term loans of $248.8 million. The Company began making required principal payments of $625,000 per quarter with respect to the term loan facility on June 1, 2001. At September 30, 2001, the Company had approximately $278 million available for borrowing under the revolving credit facility, exclusive of approximately $22 million reserved under letters of credit.

    The credit facility is secured and guaranteed by the Company's material subsidiaries, contains prepayment provisions with respect to certain non-operating cash proceeds and contains other customary restrictive covenants. The security interests, guarantees and covenants applicable to the credit agreement are described in further detail in Note 4, "Long-term debt" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

    Senior Notes.  The Company's senior notes are in an aggregate principal amount of $450 million and bear interest at 7 3/8% annually, with all principal amounts due in October 2006. The indenture for the senior notes contains, among other things, restrictions on subsidiary indebtedness, sale and leaseback transactions, and consolidation, merger and sale of assets. The senior notes are not guaranteed by any subsidiary. The indenture for the senior notes also contains restrictions on indebtedness secured by liens. To comply with this covenant, the Company has secured the senior notes on an equal and ratable basis with the credit facility.

    Trade Receivable Securitization.  The Company has securitized certain of its accounts receivable pursuant to a $150 million facility with General Electric Capital Corporation ("GECC") as funding agent and The Chase Manhattan Bank ("Chase") as group agent. GECC's $125 million commitment under the facility is due January 31, 2006, and Chase's $25 million commitment is due February 7, 2002, and may be extended for an additional period of up to 364 days. As of September 30, 2001, and December 31, 2000, the Company had drawn approximately $114.5 million and $100 million, respectively, under this facility.

Outlook

    Liquidity and Capital Resources Overview.  Currently, the Company's liquidity needs arise primarily from: (i) funding discontinued operations (including the funding of any retained liabilities); (ii) commitments related to financing obtained through the issuance of long-term debt and the Convertible Preferred Securities; (iii) working capital requirements and (iv) capital expenditures. The Company believes that cash flows from operations and amounts available for borrowing under its revolving credit facility are sufficient to meet its liquidity needs.

    Oxford Mail Service Agreement.  Caremark has an exclusive contract to provide mail order prescription drug services (the "Mail Service Agreement") to various Oxford Health Plans (collectively, "Oxford") dated September 13, 1999. The term of the Mail Service Agreement is for five years unless a specified event of termination occurs. On October 16, 2001, Oxford publicly announced its intention to terminate the Mail Service Agreement effective January 1, 2002. However, Caremark has not received a notice of termination pursuant to the Mail Service Agreement, nor has it received a notice of any breach or default in the terms of the Mail Service Agreement. Caremark does not believe Oxford has any basis for early termination of the Mail Service Agreement. Caremark and Oxford have reached an agreement in principle to avoid litigation and settle their dispute over early termination of the Mail Service Agreement. Settlement documents have not yet been finalized.

    Anticipated Impact of Patent Expirations for Certain Drugs.  The patent held by the inventor of a high-utilization drug expired in the third quarter of 2001, and several similar patents held by other inventors are scheduled to begin expiring in the near future. The Company anticipates that these patent expirations will have the effect of lowering net revenue as prescriptions begin to be filled with generic equivalent drugs instead of the formerly-patented drugs; however, the Company believes that the near-term impact to net income will be minimal due to the associated lower cost of the generic equivalent drugs.

    Planned Capital Expenditures.  The Company plans to build a fourth automated mail service pharmacy in order to meet projected demand. This pharmacy will be located in Phoenix, Arizona, and the Company expects to begin construction in late 2001. The Company has entered into a long-term operating lease for the associated real property and expects to make approximately $14 million to $16 million of capital expenditures, consisting primarily of leasehold improvements, computer equipment and specialized mail service pharmacy automation equipment, prior to the commencement of operations from this pharmacy, which the Company expects to occur in mid-2002.

    Additionally, the Company is currently evaluating the scope of modifications of its information systems needed to comply with recently issued rules implementing the HIPAA standards for privacy and electronic data interchange. The Company expects that HIPAA requirements will result in additional capital expenditures over the level required for maintenance and growth of its operations through April 2003, which is the scheduled deadline for HIPAA compliance. The Company does not expect costs associated with HIPAA to materially impact its financial condition, results of operations or cash flows.

    Discontinued Operations.  Cash used to fund the remaining net liabilities of discontinued operations and estimated exit costs, which totaled approximately $107.2 million, in aggregate, at September 30, 2001, will be funded by cash flows from continuing operations and by borrowings under the revolving credit facility. The Company expects to pay approximately $40 million to $50 million of this amount during the fourth quarter of 2001 with the majority of the remainder being paid in 2002 and believes that these sources will be sufficient to fund costs related to its discontinued operations.

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

    Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company is required to record a net deferred tax asset for the future tax benefits of tax loss and tax credit carry forwards, as well as for other temporary differences, if realization of such benefits is more likely than not.

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

Recent Accounting Pronouncements

    On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Business combinations initiated after June 30, 2001, must be accounted for under the provisions of these two statements. The Company must also apply these provisions to previously recorded business combinations as of January 1, 2002. The principal provisions of FAS 141 and FAS 142 are as follows:

  •
  All business combinations initiated after June 30, 2001, will be accounted for using the "purchase" method, under which the identifiable assets and liabilities of the acquired business are recorded at their respective fair market values with the residual amount being recorded as goodwill. The "pooling-of-interests" method, under which the financial statements of the acquirer and the acquiree were combined as if the two businesses had always been one, will no longer be used.
  •
  Goodwill and identifiable intangible assets will no longer be amortized over a maximum period of forty years. Goodwill will not be amortized but will instead be tested for impairment annually or upon the occurrence of certain "triggering events." Identifiable intangible assets will be amortized over their expected useful lives; those with indefinite expected useful lives will not be amortized. Identifiable intangible assets will continue to be tested for impairment under previously existing accounting standards.

    The Company will adopt FAS 141 and FAS 142 on January 1, 2002, and expects the adoption of these standards to have no material impact on its financial condition, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates related to debt outstanding under the credit facility and for amounts drawn under its trade accounts receivable securitization facility. The Company's earnings and the market value of its fixed-rate debt are subject to change as a result of movements in market interest rates. At September 30, 2001, the Company had $363.3 million of obligations, including $114.5 million drawn under its trade accounts receivable securitization facility, which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at September 30, 2001, would result in an increase in annual interest expense of $3.6 million, presuming that indebtedness subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on the Company's long-term debt balances and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

PART II—OTHER INFORMATION

Item 1. Legal Procedings

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

    In 1993, approximately 3,900 independent and retail chain pharmacies filed a group of antitrust lawsuits and a class action lawsuit against brand name pharmaceutical manufacturers, wholesalers and PBM companies. Caremark was named as a defendant in a number of lawsuits in 1994, but was not named in the class action. The lawsuits, which were transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings, alleged that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the plaintiffs in violation of the Sherman Act and the Robinson-Patman Act. The complaints that included Caremark charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers in violation of the Robinson-Patman Act. Each complaint sought unspecified treble damages, declaratory and equitable relief and attorney's fees and expenses.

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

    KPC Medical Management, Inc. and certain of its affiliates, which purchased a substantial portion of the California PPM operations, filed for bankruptcy in November 2000. They subsequently rejected certain assumed lease and other contractual obligations for which Caremark and/or its subsidiaries, affiliates and managed physician practices remain responsible. The obligations resulting from this bankruptcy have been included in the Company's accrual for discontinued operations exit costs. See Note 7, "Discontinued Operations and Related Contingencies" to the Company's unaudited condensed consolidated financial statements set forth elsewhere herein.

    Pursuant to the Provider Self-Disclosure Protocol of the OIG, the Company has conducted a voluntary investigation of the practices of an affiliate known as Home Health Agency of Greater Miami, doing business as AmCare ("AmCare"). The investigation uncovered several potentially inappropriate practices by certain managers at AmCare, some of which may have resulted in overpayments from federal programs for AmCare's home health services. The Company has since terminated these managers, ceased AmCare's operations and reported the matter to the OIG. While the OIG has not yet responded to the Company's internal investigation report, and therefore the resolution of this matter is as yet unknown, it is likely that the government will determine that overpayments were made which require repayment by the Company. The Company's estimates of the repayments due have been accrued in its financial statements.

    Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions that have been instituted against it, there can be no assurance that pending lawsuits will not have a disruptive effect upon the Company's operations, that the defense of the lawsuits will not consume the time and attention of the Company's senior management or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously defend each of its pending lawsuits. The Company believes that these lawsuits will not have a material adverse effect on the operating results and financial condition of the Company.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit No.
10.1 —	Fourth Amendment to Employment Agreement, dated August 28, 2001, by and between the Company and E. Mac Crawford, Chairman and Chief Executive Officer of the Company.
  (b)
  Reports on Form 8-K. The Company filed no current reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREMARK RX, INC.
By:	/s/ HOWARD A. MCLURE Howard A. McLure Executive Vice President and Chief Financial Officer

Date: November 14, 2001

QuickLinks

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
CAREMARK RX, INC. QUARTERLY REPORT ON FORM 10-Q INDEX
CAREMARK RX, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS September 30, 2001
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  Item 1. Legal Procedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES