Form 10-K
period 2001-12-31
CAREMARK RX INC
filed 2002-02-20
CIK 1000736

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-27276

Caremark Rx, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	63-1151076 (I.R.S. Employer Identification No.)
3000 Galleria Tower, Suite 1000 Birmingham, Alabama (Address of Principal Executive Offices)	35244 (Zip Code)

Registrant's Telephone Number, Including Area Code: (205) 733-8996

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $.001 Preference Share Purchase Rights	Name of Each Exchange on which Registered The New York Stock Exchange The New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of the voting stock (common stock, par value $.001) held by non-affiliates of the registrant as of January 31, 2002, was $3,733,797,027.

        As of January 31, 2002, the registrant had 232,763,092 shares (including 6,472,363 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information set forth under Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders that will be filed no later than April 30, 2002.

FORWARD LOOKING STATEMENTS

        In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Caremark Rx, Inc. ("Caremark Rx") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions. Unless the context indicates otherwise, the words "Company," "we," "our," and "us," whenever used in this Annual Report on Form 10-K, refer collectively to Caremark Rx and its wholly-owned subsidiaries.

        "Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those risks and uncertainties, the investment community is urged not to place undue reliance on our written or oral forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

        "Forward-looking statements" are contained in this document, primarily under the captions: "Business—Pharmaceutical Services Industry," "—Information Systems," "—Competition," "—Government Regulation," "—Corporate Liability and Insurance," "—Discontinued Operations," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview," "—Critical Accounting Policies," "—Factors That May Affect Future Results," "—Outlook," "—Recent Accounting Pronouncements" and in the "Notes to Consolidated Financial Statements" appearing under Item 14(a)(1). Moreover, through our senior management, we may from time to time make "forward-looking statements" about matters described herein or about other matters concerning us.

        There are several factors which could adversely affect our operations and financial results, including, but not limited to, the following:

        Risks relating to our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various litigation surrounding the closure or sale of our Physician Practice Management ("PPM") business; risks relating to identification of and competition for growth and expansion opportunities; risks relating to declining reimbursement levels for products distributed; risks relating to exposure to liabilities in excess of our insurance; risks relating to compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; risks relating to adverse resolution of existing or future lawsuits; risks relating to costs of modification of our information systems to comply with privacy and electronic interchange standards mandated by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and risks relating to our liquidity and capital requirements.

        More detailed discussions of certain of these risk factors can be found under the captions: "Business—Government Regulation", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

i

PART I

Item 1. Business.

General

        We are one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $5.6 billion for 2001. Our operations are conducted through our wholly-owned, indirect subsidiary, Caremark Inc. ("Caremark"). Our customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups and managed care organizations) and individuals located throughout the United States. During the year ended December 31, 2001, we managed over 82 million prescriptions for individuals from over 1,200 organizations.

        Our pharmaceutical services are generally referred to as pharmacy benefit management ("PBM") services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. We dispense prescription drugs to customers through a network of more than 50,000 third-party retail pharmacies and through our own mail service pharmacies. We have one of the leading mail service pharmacy businesses among independent pharmacy services companies in terms of prescriptions filled in 2001. During 2001, we processed approximately 18.2 million prescriptions through our mail service pharmacies and processed approximately 63.8 million retail pharmacy claims.

        We were formerly known as MedPartners, Inc., and were organized in 1993 with the goal of improving the nation's healthcare system by building an integrated delivery system. We grew quickly in pursuit of this goal, primarily through acquisitions. We were incorporated under the laws of Delaware in August 1995 as "MedPartners/Mullikin, Inc.," the surviving corporation in the November 1995 combination of the businesses of the original MedPartners, Inc. and Mullikin Medical Enterprises, L.P., a privately-held physician practice management entity based in Long Beach, California. In September 1996, we changed our name to "MedPartners, Inc." and completed the acquisition of Caremark International Inc. ("CII"), a publicly-traded PPM and pharmaceutical services company based in Northbrook, Illinois.

        On November 11, 1998, we announced that Caremark would become our core operating unit and that we intended to dispose of our PPM and contract services operations. As of December 31, 2001, substantially all of the businesses comprising these operations had been closed or sold. We have classified these businesses as discontinued operations. See "—Discontinued Operations."

        Our executive offices are located at 3000 Galleria Tower, Suite 1000, Birmingham, Alabama 35244, and our telephone number is (205) 733-8996.

Pharmaceutical Services Industry

        General.    PBM companies initially emerged in the early 1980s, primarily to provide cost-effective drug distribution and claims processing for the healthcare industry. In the mid-1980s they evolved to include pharmacy networks and drug utilization review to address the need to manage the total cost of pharmaceutical services. Through volume discounts; retail pharmacy networks; mail pharmacy services; preferred drug list administration; claims processing and drug utilization review, PBM companies created an opportunity for health benefit plan sponsors to deliver prescription drugs in a more cost-effective manner while improving compliance with recommended guidelines for safe and effective drug use.

        PBM companies have focused on cost containment by: (i) negotiating discounted prescription services through retail pharmacy networks; (ii) encouraging the use of generic rather than branded medications under appropriate circumstances; (iii) purchasing discounted products from drug wholesalers and manufacturers; (iv) dispensing maintenance prescriptions by mail and (v) administering drug utilization review and clinical programs to encourage appropriate drug use and reduce potential risk for complications. Over the last several years, in response to increasing customer demand, PBM companies have also developed sophisticated preferred drug management capabilities and comprehensive, on-line customer decision support tools in an attempt to more efficiently manage the delivery of healthcare and to better control healthcare costs.

        Health benefit plan sponsors are also increasingly focused on the quality and efficiency of care, emphasizing disease prevention, or wellness, and care management. This focus has resulted in a rapidly growing demand among customers for comprehensive disease management programs. By effectively managing appropriate prescription use, PBM companies can reduce overall medical costs and improve clinical outcomes.

        We believe that the most significant factors which will affect future growth in the PBM industry are:

    •
    Increased demand for comprehensive pharmacy benefit, medication management and disease management services;

    •
    The aging of the population, as older population segments have historically accounted for a significant concentration of prescription drug users;

    •
    The continued use of direct-to-consumer advertising by pharmaceutical manufacturers;

    •
    The rate at which patents expire on, and generic equivalents become available for, existing branded drugs;

    •
    The rate at which manufacturers develop new drugs which receive approval for use from governmental regulatory agencies;

    •
    Expansion in biotechnology-based and injectable therapies; and

    •
    The nature and extent of changes to the Medicare program, if any, which result in the addition of a drug benefit component.

        Strategy.    Our strategy is to provide innovative pharmaceutical solutions and quality customer service in order to enhance clinical outcomes and better manage overall healthcare costs. We intend to increase our market share and extend our leadership in the pharmaceutical services industry. We believe that our focus on management of our customers' overall healthcare costs, our mail service expertise and the breadth of our product and service offerings distinguish us from many of our competitors.

        Operations.    The prescription drug benefit management services we provide for our customers involve the design and administration of programs aimed at reducing the cost and improving the safety, effectiveness and convenience of prescription drug use. We dispense prescription drugs to or on behalf of our customers through both our own automated mail service pharmacies and a network of independent retail pharmacies. We also negotiate arrangements with pharmaceutical manufacturers and drug wholesalers for the cost-effective purchase of prescription drug products. Through clinical review, we compile preferred drug lists, which support customer goals of cost management and quality of care. Our Pharmacy and Therapeutics ("P&T") Committee, which includes a number of physician specialists, pharmacy representatives and a medical ethicist, participates in this clinical review.

        All prescriptions, whether they are filled through one of our mail service pharmacies or through a pharmacy in our retail network, are analyzed, processed and documented by our proprietary prescription management systems. These systems assist staff and network pharmacists in processing prescriptions by automating tests for various items, including plan eligibility, authorization, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization or potential fraud.

        These systems also collect, through secured means and confidential screenings, comprehensive prescription utilization information which is valuable to pharmaceutical manufacturers, managed care payors and customers. With this information, we offer a full range of drug cost reporting services, including clinical case management, drug utilization review, preferred drug management, therapeutic substitution and customized prescription programs for senior citizens.

        Our staff pharmacists review mail service prescriptions and refill requests with the assistance of our prescription management systems. This review may involve communications with the prescribing physician and can result in generic substitution, therapeutic substitution or other actions to affect cost or to improve quality of treatment.

        We currently operate automated mail service pharmacies located in San Antonio, Texas; Mount Prospect, Illinois and Westin, Florida. In 2001, we dispensed prescriptions from our former Illinois automated mail service pharmacy located in Lincolnshire for approximately six months, after which time these operations were transferred to the larger Mount Prospect facility. Additionally, we plan to open a fourth automated mail service pharmacy in Phoenix, Arizona. Our customers submit prescriptions, primarily for maintenance medications, to these pharmacies via mail, telephone or fax. Additionally, refill requests may also be submitted via the Internet.

        We also operate a network of seventeen smaller mail service pharmacies ("Branch Pharmacies") located throughout the United States. The Branch Pharmacies are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and are used to distribute certain products, primarily those requiring refrigeration. Additionally, we operate the industry's only United States Food and Drug Administration ("FDA") regulated repackaging facility in which we repackage bulk purchases of certain drugs into the most common prescription amounts dispensed from our automated mail service pharmacies.

        Our retail pharmacy program allows customers to fill prescriptions at more than 50,000 pharmacies nationwide. When a customer fills a prescription in a retail pharmacy, the network pharmacist sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management system, which verifies relevant customer data and co-payment information and confirms that the pharmacy will receive payment for the prescription.

        We have adopted and implemented clinical quality assurance procedures as well as policies and procedures to help ensure regulatory compliance under our quality assurance programs. Each mail service prescription undergoes a sequence of safety and accuracy checks and is reviewed and verified by a registered pharmacist before shipment. The P&T Committee evaluates products for inclusion on our preferred drug lists. We also analyze drug-related outcomes to identify opportunities to improve the quality of care.

        Our clinical services utilize advanced protocols and offer customers convenience in working with health care providers and other third parties. Major initiatives such as CarePatterns® for disease state management and CaremarkConnect® for quick and easy enrollment strengthen our leadership position in these markets.

Information Systems

        Our PBM information system incorporates integrated architecture which centralizes all data generated from filling mail service prescriptions, adjudicating retail pharmacy claims and fulfilling other customer service contracts. This integrated system allows access to a single data source containing a complete history of prescription activity for each customer. Information from this system is then integrated into a data repository, which is used for analysis. Rx Navigator®, our proprietary, internally-

developed query tool, also interfaces with this data and is sold to our customers and suppliers to allow them to conduct customized data analysis.

Competition

        We compete with a number of large national PBM companies, including Express Scripts, Inc., Merck-Medco Managed Care, LLC (an affiliate of Merck & Co., Inc.) and AdvancePCS. These competitors are large and may possess greater financial, marketing and other resources than we possess. We also compete with several large health insurers, retail pharmacies and certain managed care plans which have their own PBM capabilities as well as several national and regional companies including Accredo Health, Inc., Priority Healthcare Corp. and Gentiva Health Services, Inc., which provide services similar to ours. To the extent that competitors are owned by pharmaceutical manufacturers or retail pharmacies, they may have pricing advantages that are unavailable to us and other independent PBM companies. Additionally, we compete with certain hemophilia treatment centers which have access to favorable pricing through government-sponsored programs.

        We believe the primary competitive factors in the PBM industry include: (i) the quality, scope and costs of products and services offered to customers; (ii) responsiveness to customers' demands; (iii) the ability to negotiate favorable discounts from drug manufacturers; (iv) the ability to identify and apply effective cost containment programs utilizing clinical strategies; (v) the ability to develop and utilize preferred drug lists; (vi) the ability to market PBM products and services and (vii) the commitment to provide flexible, clinically-oriented services to customers. We consider our principal competitive advantages to be our commitment to providing flexible, clinically-oriented services to our customers; broad service offering and high quality of customer service as measured by independent surveys.

Government Regulation

        General.    As a participant in the healthcare industry, our operations and relationships are subject to federal and state laws and regulations and enforcement by federal and state governmental agencies. Various federal and state laws and regulations govern the purchase, distribution and management of prescription drugs and related services and affect or may affect us. Sanctions may be imposed for violation of these laws or regulations. We believe our operations are in substantial compliance with existing laws and regulations which are material to our operations. However, the application of complex standards to the detailed operation of our business always creates areas of uncertainty. Moreover, regulation of the healthcare industry is in a state of flux. Any failure or alleged failure to comply with applicable laws and regulations, or any adverse changes in the laws and regulations, could have a material adverse effect on our operating results and financial condition.

        Mail Service Pharmacy Regulation.    We are licensed to do business as a pharmacy in each state in which we operate a dispensing pharmacy. Many of the states into which we deliver prescription drugs have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located.

        However, various states have enacted laws and adopted regulations requiring, among other things, compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent that such laws or regulations are found to be applicable to our operations, and that such laws of other states where our pharmacies dispense medications are more stringent than those of the states in which our pharmacies are located, we would be required to comply with them. In addition, to the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to us, they could have a material adverse effect on our prescription mail service operations.

        We dispense prescription drugs pursuant to orders received through our Internet web site. Accordingly, we may be subject to federal and state laws affecting on-line pharmacies. Several states have proposed laws to regulate on-line pharmacies. Additionally, federal regulation by the FDA, or another federal agency, of on-line pharmacies which dispense prescription drugs has been proposed. To the extent that such state or federal regulation could restrict our operations, certain of our operations could be materially adversely affected by such legislation.

        Other statutes and regulations may affect our mail service operations. The Federal Trade Commission requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail service orders within thirty days and to provide clients with refunds when appropriate. In addition, the United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have a material adverse effect on our mail service operations. However, as of December 31, 2001, the Postal Service had not exercised such statutory authority.

        Licensure Laws.    Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, third party administrators and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBM companies often is unclear. We have registered under such laws in those states in which we have concluded that such registration is required.

        FDA Regulation.    The FDA generally has authority to regulate drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. In January 1998, the FDA issued a Draft Guidance regarding its intent to regulate certain drug promotion and therapeutic substitution activities of PBM companies that are controlled, directly or indirectly, by drug manufacturers. The FDA effectively withdrew the Draft Guidance and has indicated that it would not issue a new Draft Guidance. However, there can be no assurance that the FDA will not assert jurisdiction over certain aspects of our PBM business, including the Internet sale of prescription drugs, which could materially adversely affect certain of our operations.

        The FDA also regulates the conduct of clinical trials for drugs. In general, the sponsor of the drug product that is being studied, or the manufacturer that will have the right to market the drug product if it is approved by the FDA, has the responsibility to comply with the laws and regulations that apply to the conduct of clinical trials. However, in providing services related to the conduct of clinical trials, we may assume some or all of the sponsor's or clinical investigator's obligations related to the study of the drug. Some violations of the laws enforced by the FDA are punishable by civil and criminal penalties against both the violating company and other responsible individuals. We believe that we have met all applicable material regulatory responsibilities with regard to our involvement in clinical trials; however, the interpretation of the laws and regulations relating to the conduct of clinical trials is complex and sometimes subjective. Any failure or alleged failure by us to comply with our regulatory responsibilities with respect to our involvement in clinical trials could have a material adverse effect on our operations relating to clinical trials.

        Network Access Legislation. A majority of states now have some form of legislation affecting the ability to limit access to a pharmacy provider network or remove network providers. Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan's price and other terms for network participation ("any willing provider" legislation), may prohibit the removal of a provider from a pharmacy network except in compliance with certain procedures ("due process" legislation) or may prohibit days' supply limitations or co-payment differentials between mail service and retail pharmacy providers. To the extent that such legislation is applicable and is not preempted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), as to plans governed by ERISA, certain of our operations could be materially adversely affected by network access legislation.

        Legislation Imposing Plan Design Mandates.    Some states have enacted legislation that prohibits a health plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states provide that members of a plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers ("freedom of choice" legislation), or provide that a plan participant may sue his or her health plan if care is denied. Some states have enacted and other states have introduced legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to us, but it may apply to certain of our customers (generally, HMOs and health insurers). If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. To the extent that plan design mandate legislation is applicable and is not preempted by ERISA (as to plans governed by ERISA), certain of our operations could be materially adversely affected. Additionally, in late 2000 the Equal Employment Opportunity Commission issued a decision holding that two ERISA plans discriminated in violation of Title VII of the Civil Rights Act of 1964 by failing to cover oral contraceptives when other preventive medications were covered. As with legislation imposing plan design mandates, if this decision is applied on a broad basis, it may apply to certain of our customers and could have the effect of limiting the economic benefits achievable through pharmacy benefit management.

        Other states have enacted legislation purporting to prohibit health plans from requiring or offering members financial incentives for use of mail service pharmacies. To date, there have been no formal administrative or judicial efforts to enforce any such laws against us; however, if commenced, any such enforcement could have a material adverse effect on our mail service pharmacy business.

        Managed Care Reform.    Proposed legislation is being debated on both the federal and state level, and legislation has been enacted in several states, aimed primarily at providing additional rights and access to drugs to individuals enrolled in managed care plans. Some of these initiatives would, among other things: (i) require that health plan members have greater access to drugs not included on a plan's formulary; (ii) give health plan members the right to sue their health plans for malpractice if they have been denied care and (iii) mandate the content of the appeals or grievance process when a health plan member is denied coverage. The scope of the managed care reform proposals under consideration by Congress and state legislatures, and reforms enacted by states to date, vary greatly, and the scope of future legislation that may be enacted is uncertain. To the extent that managed care reform legislation is applicable and is not preempted by ERISA (as to plans governed by ERISA), certain of our operations could be materially adversely affected.

        Formulary Restrictions. A number of states have begun to regulate the management of prescription drug benefits. For example, some states have passed laws mandating coverage for off-label uses of drug products where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states have begun to enact laws that regulate the development and use of formularies by insurers, HMOs and other third party payors. These laws have included requirements on the development, review and update of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members; and a process for allowing members to obtain non-preferred drugs without additional cost-sharing when they are medically necessary and the formulary drugs are determined to be inappropriate. Additionally, the National Association of Insurance Commissioners ("NAIC"), an organization of state insurance regulators, is developing a model law referenced below under "Comprehensive PBM Legislation" that would address formulary regulation issues. To the extent that such legislation would be applicable and not preempted by ERISA (as to plans governed by ERISA), increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our insurer, HMO and other health plan customers.

        The Federal Anti-Remuneration Law.    Federal law prohibits, among other things, an entity from offering, paying, soliciting or receiving, subject to certain exceptions and "safe harbors," any remuneration to induce the referral of individuals or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made under Medicare, Medicaid or certain other federally-funded healthcare programs. A number of states have similar laws, some of which are not limited to services for which government-funded payment may be made. State laws and exceptions or safe harbors vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in the Medicare and Medicaid programs or other applicable programs.

        The federal anti-remuneration law has been interpreted broadly by some courts, the Office of Inspector General ("OIG") within the Department of Health and Human Services ("HHS"), and administrative bodies. Because of the federal statute's broad scope, HHS established certain safe harbor regulations that specify various payment practices that are protected from criminal or civil liability. Safe harbors exist for certain discounts and rebates received from vendors and offered to customers, certain personal services arrangements and certain properly disclosed payments made by vendors to group purchasing organizations, as well as for other transactions and relationships. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to challenge by HHS. In the absence of an applicable safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce referrals or purchases reimbursable by a federal health care program.

        Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion programs" in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. The federal anti-remuneration law has been cited as a partial basis, along with state consumer protection laws, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs. Additionally, certain governmental entities have commenced investigations of companies in the pharmaceutical services industry and have identified issues concerning development of preferred drug lists, therapeutic substitution programs, pricing of pharmaceutical products and discounts from prescription drug manufacturers. Further, at least one state has filed a lawsuit concerning similar issues against a health plan. We are not privy to information concerning the scope of information being requested by these subpoenas. To date, we have not been the subject of any such suit, or, to our knowledge, any such investigation. However, there can be no assurance that we will not be subject to any such investigation or litigation in the future. We believe that we are in substantial compliance with the legal requirements imposed by the anti-remuneration laws and regulations. However, there can be no assurance that we will not be subject to challenge under such laws or regulations, or that any such challenge would not have a material adverse effect upon us.

        The Stark Law.    The federal law known as the "Stark Law" prohibits physicians from referring Medicare or Medicaid beneficiaries for "designated health services" (which include, among other things, outpatient prescription drugs, home health services and durable medical equipment and supplies) to an entity with which the physician or an immediate family member of the physician has a financial relationship and prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral.

Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and Medicare and Medicaid program exclusion. The Stark Law contains certain statutory exceptions for physician referrals and physician financial relationships. In 1995, the Centers for Medicare & Medicaid Services ("CMS", formerly known as the Health Care Financing Administration) published final regulations under the Stark Law which provide some guidance on interpretation of the scope and exceptions of the Stark Law. In addition, CMS has released "Phase I" of the Stark Law final regulations which became effective, for the most part, on January 4, 2002, and which describes the parameters of the statutory exceptions in more detail and sets forth additional exceptions for physician referrals and physician financial relationships. It is uncertain when CMS will release "Phase II" of the Stark Law final regulations. We do not believe that we receive any referrals from any physician who has (or whose immediate family member has) a financial relationship with us that, under the Stark Law and regulations, would bar the physician from making referrals to us or bar the presentation of any claim based on such referrals.

        State Self-Referral Laws.    We are subject to state statutes and regulations that prohibit payments for referral of individuals from or by physicians to healthcare providers with whom the physicians have a financial relationship. Some of these state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or healthcare provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark Law and vary significantly from state to state. The laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies; however, we believe we are in substantial compliance with such laws.

        Federal Statutes Prohibiting False Claims and Fraudulent Billing Activities. A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices which violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government, through a "whistleblower" or "qui tam" action. Because such actions are filed under seal and may remain secret for years, there can be no assurance that neither we nor any of our affiliates are named in a material qui tam action.

        In addition, the federal government has commenced numerous investigations of various healthcare providers in recent years with respect to false claims, fraudulent billing and related matters. There can be no assurance that our current or former operations are not the subject of one or more such investigations or that they will not become the subject of such an investigation in the future. Moreover, to the extent that we become involved in any such investigation, there can be no assurance that we will not incur significant costs in resolving such matter.

        State Insurance Laws.    Some states have laws that prohibit submitting a false claim or making a false record or statement in order to secure reimbursement from an insurance company. These state laws vary, and violation of them may lead to the imposition of civil or criminal penalties. We believe we are in substantial compliance with such laws.

        Reimbursement.    Approximately 3% of our revenue is derived directly from Medicare, Medicaid or other government-sponsored healthcare programs subject to the federal anti-remuneration law, the Stark Law and/or the Federal False Claims Act. Also, we indirectly provide products and services to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs.

        Recently, the government has given increased attention to how drug manufacturers develop and report pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element common to most payment formulas, Average Wholesale Price ("AWP"), has come under criticism for allegedly not accurately reflecting prices actually charged and paid at the wholesale level. The federal government is currently investigating the use of AWP for Medicare and Medicaid reimbursement. There can be no assurance that we will not be the subject of any such investigation.

        The federal government has also entered into settlement agreements with several drug manufacturers relating to the calculation and reporting of AWP pursuant to which the drug manufacturers, among other things, have agreed to report new pricing information, the "average sale price," to government health care programs. The average sale price is calculated differently from AWP. Changes in the reporting of AWP or in the basis for calculating reimbursement proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of drugs by Medicaid and Medicare, could affect our ability to negotiate discounts with manufacturers. Such changes could also affect our relationships with pharmacies and with health plans. In some circumstances, such changes might also impact the reimbursement that we receive from Medicare or Medicaid programs, from managed care organizations that contract with government health programs to provide prescription drug benefits or from other benefit plan sponsors.

        Should there be any material changes to federal or state reimbursement methodologies, regulations or policies, it could have a material adverse effect on us. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe that we can service our current Medicaid customers through our existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, they could have a material adverse effect on certain aspects of our business.

        Legislation and Other Matters Affecting Drug Prices.    Some states have adopted legislation and regulations requiring that a pharmacy participating in the state Medicaid program give the state the best price that the pharmacy makes available to any third party payor ("most favored nation pricing" legislation). Such legislation and/or regulations may have a material adverse effect on our ability to negotiate discounts in the future from network pharmacies and on the reimbursement we receive from such Medicaid programs. At least one state has enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation has not yet been enacted in the states where our pharmacies are located. Such legislation, if enacted in other states, could have a material adverse effect on our ability to negotiate discounts on our purchase of prescription drugs to be dispensed by our pharmacies.

        Further, we negotiate pricing discounts from drug manufacturers and, in certain circumstances, also sell services to drug manufacturers. State Medicaid programs also negotiate pricing discounts with drug manufacturers and generally require that such Medicaid programs receive the "best price" on such pricing discounts. Investigations involving drug manufacturers have been commenced by certain governmental entities which question whether best price discounts were properly calculated, reported and paid to the Medicaid programs. We are not responsible for such calculations, reports or payments; however, there can be no assurance that our ability to negotiate discounts from and/or sell services to drug manufacturers will not be materially adversely affected by such investigations in the future. To our knowledge, we have not been the subject of any investigation into best price discounts to Medicaid programs; however, there can be no assurance that we will not be subject to such investigations in the future.

        Privacy and Confidentiality Legislation.    Many of our activities involve the receipt or use by us of confidential health information, including the transfer of the confidential information to an individual's health benefit plan. In addition, we use aggregated and blinded (anonymous) data for research and analysis purposes. Confidentiality provisions of the Health Insurance Portability and Accountability Act

of 1996 ("HIPAA") required the Secretary of HHS to issue standards concerning health information privacy if Congress did not enact health information privacy legislation by August 1999. As Congress did not enact health information privacy legislation, the Secretary issued a final rule regarding health information privacy in December 2000.

        This final privacy rule, which has a compliance deadline of April 14, 2003, imposes extensive requirements on the way in which health care providers, health plans and their business associates use and disclose protected health information. This final rule gives individuals significant rights to understand and control how their protected health information is used and disclosed. Direct providers, such as pharmacies, are required to obtain consents from individuals for treatment, payment and health care operations. For all uses or disclosures of protected health information that do not involve treatment, payment or health care operations, the rule requires that all providers and health plans obtain a valid individual authorization. In many cases, use or disclosure of protected health information must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions.

        In addition to the federal health information privacy regulations described above, most states have enacted healthcare information confidentiality laws which limit the disclosure of confidential medical information. The final privacy rule under HIPAA does not preempt state laws regarding health information privacy that are more restrictive than HIPAA.

        In August 2000, HHS also issued, pursuant to HIPAA, final regulations establishing transaction standards and code sets. The final rule, which has a compliance deadline of October 16, 2002 (unless we submit to the Secretary of HHS a "plan" describing how we will come into compliance, in which case the compliance deadline will be extended until October 16, 2003), adopts standards that must be used if one health care provider or health plan conducts certain electronic transactions with another health care provider or health plan. The final regulations also mandate the use of certain code sets in connection with the standard transactions.

        We are currently assessing the steps we must take to comply with these regulations and the associated costs of compliance. While this assessment is not yet complete, we believe that the rule will require substantial changes to our systems, policies and procedures, and there can be no assurance that these changes will not have a material adverse effect on us.

        In addition, in August 1998, HHS issued proposed regulations pursuant to HIPAA that govern the security of protected health information. A final security rule has not been published, but, once issued, it is likely to impose additional administrative burdens on health care providers, health plans and their business associates, relating to the storage and utilization of, and access to, health information.

        Consumer Protection Laws.    Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic substitution programs. There can be no assurance that our operations will not be subject to challenge under one or more of these laws.

        Disease Management Services Regulation.    All states regulate the practice of medicine and the practice of nursing. To our knowledge, no PBM has been found to be engaging in the practice of medicine or the practice of nursing by reason of its disease management services. However, there can be no assurance that a federal or state regulatory authority will not assert that such services constitute the practice of medicine or the practice of nursing, thereby subjecting such services to federal and state laws and regulations applicable to the practice of medicine and/or the practice of nursing.

        Comprehensive PBM Regulation.    Although no state has passed legislation regulating PBM activities in a comprehensive manner, such legislation has been introduced recently in several states.

These legislative initiatives have the support of associations representing community and independent pharmacies. Such legislation could have a material adverse impact on our operations, if enacted in a state in which we conduct a significant amount of business, and if such legislation restricted our ability to conduct our business in a manner similar to that in which it is currently conducted. In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy ("NABP," an organization of state boards of pharmacy), the NAIC and the National Committee on Quality Assurance ("NCQA," an accreditation organization) are considering proposals to regulate PBMs and/or PBM activities including formulary development and utilization management. While the actions of the NABP and NAIC would not have the force of law, they may influence states to adopt any requirements or model acts which they promulgate. Moreover, any standards established by NCQA could materially impact us either directly or indirectly based on their impact on our health plan customers.

        Antitrust.    Numerous lawsuits have been filed throughout the United States under various state and federal antitrust laws by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices. An adverse outcome in any of these lawsuits could require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to PBMs and managed care entities to the extent that their respective abilities to affect market share are comparable. This practice, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability to us of certain discounts and fees currently received in connection with our drug purchasing and preferred drug administration programs. The loss of such discounts and fees could have a material adverse impact on us. In addition, to the extent that we appear to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties.

        ERISA Regulation.    ERISA provides for comprehensive federal regulation of certain employee pension and health benefit plans, including self-funded corporate health plans with which we have agreements to provide pharmaceutical services. We believe that, in general, the conduct of our business is not subject to the fiduciary obligations of ERISA, but there can be no assurance that we will not be subject to assertions that the fiduciary obligations imposed by the statute apply to certain aspects of our operations. State legislation discussed in this section may be preempted in whole or in part by ERISA. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. Legal actions, seeking class action status, have been commenced against at least three PBMs alleging that such PBMs were ERISA fiduciaries and breached their fiduciary duties. To date no such actions have been commenced against us. In addition, we provide services to certain customers, such as governmental entities, that are not subject to the preemption provisions of ERISA.

        Regulation of Financial Risk Plans.    Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM company plan offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. We currently have no contracts under which we are materially at risk to provide pharmacy benefits. In those cases in which we have contracts under which we have assumed limited risk under performance guarantees or similar arrangements, we believe that we have substantially complied with all applicable laws.

        Other Laws Affecting Pharmacy Operations.    We are subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, medical waste disposal and clinical trials. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies and repackaging facility with the United States Drug Enforcement Administration and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances.

        State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority. Such standards often address the qualifications of an applicant's personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Pharmacists employed by each pharmacy must also satisfy applicable state licensing requirements. Several states require that we also employ a pharmacist licensed in that state. We have registered our pharmacies in every state in which such registration is required. Also, pharmacy technicians must comply with applicable state requirements for registration, or in some states, licensure. In addition, our Branch Pharmacies are accredited by JCAHO and must maintain certain quality and other standards to retain this accreditation.

        Future Legislation, Regulation and Interpretation.    As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been and may be introduced in the United States Congress and state legislatures relating to healthcare reform. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on us. Further, although we exercise care in structuring our operations to comply in all material respects with the laws and regulations summarized in this Government Regulation section, there can be no assurance that: (i) government officials charged with responsibility for enforcing such future laws will not assert that we or certain transactions in which we are involved are in violation thereof and (ii) such future laws will ultimately be interpreted by the courts in a manner consistent with our interpretation. Therefore, it is possible that future legislation and regulation and the interpretation thereof could have a material adverse effect on us.

        Medicare Prescription Drug Benefit.    Medicare presently covers only a limited number of outpatient prescription drugs, but current legislative initiatives are being considered to expand Medicare to include a broad-based prescription drug benefit. If legislation is adopted to expand Medicare to include a broad-based prescription benefit, Medicare reimbursement and coverage of prescription drugs could change significantly in the future. Some proposals have included provisions for incorporating the services of PBM companies into the Medicare program to administer the drug benefit program and control costs. We cannot assess at this stage of legislative debate whether the legislative proposals currently under consideration will be approved, how they would address drug coverage or costs or how they would impact us.

Corporate Liability and Insurance

        We maintain professional liability insurance, general liability and other customary insurance on a claims-made and modified occurrence basis, in amounts deemed appropriate by management based upon historical claims and the nature and risks of our business. Our business may subject us to litigation and liability for damages. We believe that our current insurance protection is adequate for our present business operations, but there can be no assurance that we will be able to maintain our professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful liability claim in excess of our insurance coverage could have a material adverse effect on us.

Employees

        As of December 31, 2001, we employed a total of 4,037 persons. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

Discontinued Operations

        General.    During 1998, we committed to a plan to divest our PPM and contract services businesses. As a result, we have classified the results of the operations of these businesses as discontinued operations. During 1999, we sold our contract services operations, all of our California PPM operations and all but four of the clinics in our non-California PPM operations. Divestiture of three of the four remaining clinics was completed in 2000.

        Litigation.    On March 5, 1999, MedPartners Provider Network ("MPN"), our wholly-owned subsidiary, received a cease and desist order from the California Department of Corporations ("DOC"), along with a letter advising that the DOC would be conducting a non-routine audit of MPN's finances, commencing on March 8, 1999. On March 11, 1999, the DOC appointed a conservator, who assumed control of the business operations of MPN and filed a petition in bankruptcy purportedly on behalf of MPN. On April 9, 1999, we and representatives of the State of California reached an agreement in principle to settle the disputes relating to MPN. See Item 3, "Legal Proceedings" and Note 12, "Discontinued Operations and Related Contingencies" to our audited consolidated financial statements which begin on page F-1 of this Annual Report on Form 10-K.

        Government Regulation.    Federal and state laws addressing, among other things, anti-remuneration, physician self-referrals, reimbursement, false claims and fraudulent billing activities apply to our discontinued PPM operations. A portion of the net revenue of our managed physician practices was derived from payments made by Medicare or Medicaid or other government-sponsored healthcare programs. As a result, we are subject to laws and regulations under these programs. For a discussion of these laws, see "Government Regulation" above.

        Liability and Insurance.    We maintain professional liability insurance, general liability and other customary insurance on a claims-made and modified occurrence basis, in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business. In some cases, we have arranged professional liability and other insurance coverage for our managed physician practices and, in connection with our PPM divestiture, accrued for or purchased "tail" coverage for claims arising from incidents incurred but not reported during the policy periods. There can be no assurance that claims will not exceed the limits of available insurance coverage or related accrual or that such coverage will continue to be available.

        Moreover, we generally required our managed physician groups to obtain and maintain professional liability insurance coverage that named us and our applicable PPM management affiliate as an additional insured. Such insurance provided coverage, subject to policy limits, in the event we were held liable as a co-defendant in a lawsuit for professional malpractice against a physician or a physician group. In addition, we were typically indemnified under our management agreements by the managed physician groups for liabilities resulting from the delivery of medical services by physicians and physician practices. However, there can be no assurance that any future claim or claims will not exceed the limits of available insurance coverage or that indemnification will be available for all such claims.

Item 2. Properties

        We lease substantially all of our real property. Our headquarters is located in Birmingham, Alabama, and we also have corporate offices in Northbrook, Illinois and Redlands, California. Our information technology support is provided from a facility in Bannockburn, Illinois.

        We operate three automated mail service pharmacies located in San Antonio, Texas; Westin, Florida and Mount Prospect, Illinois. We have leased property in Phoenix, Arizona to be used for a fourth automated mail service pharmacy. Our FDA-regulated repackaging facility is located in Vernon Hills, Illinois. Our primary call center and other support operations are located in additional facilities in San Antonio, Texas, with a second call center located in Kansas City, Missouri. Our Branch Pharmacies located in seventeen smaller facilities across the United States support our distribution of certain products, principally those requiring refrigeration.

Item 3. Legal Proceedings

        We are party to certain legal actions arising in the ordinary course of business. We are named as a defendant in various legal actions arising from our continuing operations and our discontinued PPM operations, including employment disputes, contract disputes, personal injury claims and professional liability claims. We do not view any of these actions as likely to result in an uninsured award that would have a material adverse effect on our operating results and financial condition.

        In 1993, approximately 3,900 independent and retail chain pharmacies filed a group of antitrust lawsuits and a class action lawsuit against brand name pharmaceutical manufacturers, wholesalers and PBM companies. Our Caremark subsidiary was named as a defendant in a number of lawsuits in 1994, but was not named in the class action. The lawsuits, which were transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings, alleged that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the plaintiffs in violation of the Sherman Act and the Robinson-Patman Act. The complaints that included Caremark charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers in violation of the Robinson-Patman Act. Each complaint sought unspecified treble damages, declaratory and equitable relief and attorney's fees and expenses.

        In April 1995, the court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims against Caremark, pending a trial of price discrimination claims brought by a limited number of plaintiffs against five defendants not including Caremark. The stay involving claims against Caremark remains in place. Numerous settlements by parties other than Caremark have been reached, including a partial settlement of the class action which provided for a cash payment of approximately $351 million by the settling manufacturers as well as a commitment to abide by certain injunctive provisions.

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

        KPC Medical Management, Inc. and certain of its affiliates, which purchased a substantial portion of the California PPM operations, filed for bankruptcy in November 2000. They subsequently rejected certain assumed lease and other contractual obligations for which we and/or certain of our subsidiaries, affiliates and managed physician practices remain responsible. The obligations resulting from this bankruptcy have been included in our accrual for discontinued operations exit costs. See Note 12, "Discontinued Operations and Related Contingencies" to our audited consolidated financial statements which begin on page F-1 of this Annual Report on Form 10-K.

        Pursuant to the Provider Self-Disclosure Protocol of the OIG, we conducted a voluntary investigation of the practices of an affiliate known as Home Health Agency of Greater Miami, doing business as AmCare ("AmCare"). The investigation uncovered several potentially inappropriate practices by certain managers at AmCare, some of which may have resulted in overpayments from federal programs for AmCare's home health services. We have since terminated these managers, ceased AmCare's operations and reported the matter to the OIG. While the OIG has not yet responded to our internal investigation report, and therefore the resolution of this matter is as yet unknown, it is likely that the government will determine that overpayments were made which require repayment by us. Our estimates of the repayments due have been accrued in our financial statements.

        Although we believe that we have meritorious defenses to the claims of liability or for damages in the actions that have been instituted against us, there can be no assurance that pending lawsuits will not have a disruptive effect upon our operations, that the defense of the lawsuits will not consume the time and attention of our senior management or that the resolution of the lawsuits will not have a material adverse effect on our operating results and financial condition. We intend to vigorously defend each of our pending lawsuits. We do not believe that these lawsuits will have a material adverse effect on our operating results or our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our stockholders during the fourth quarter of 2001.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        General.    Our common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "CMX" (formerly listed under the symbol "MDM"). The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for each quarter of the two year period beginning January 1, 2000.

	High	Low
2001
First Quarter	$15.11	$10.75
Second Quarter	17.20	12.35
Third Quarter	18.50	14.29
Fourth Quarter	16.93	11.90
2000
First Quarter	$5.13	$3.75
Second Quarter	7.19	4.38
Third Quarter	11.50	6.88
Fourth Quarter	13.94	10.06

        On January 31, 2002, the closing sale price of our common stock on the NYSE was $16.50, and there were 23,292 holders of record.

        We have never paid a cash dividend on our common stock. Future dividends, if any, will be determined by our Board of Directors in light of circumstances existing from time to time, including growth prospects, profitability, financial condition, results of operations, continued existence of the restrictions contained in our credit facility which limit the payment of non-stock dividends on our common stock and other factors which our Board of Directors deems relevant.

Item 6. Selected Financial Data

        The following table sets forth selected financial data derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with our audited consolidated financial statements and notes thereto listed in the index on page F-1 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Statements of Operations Data:
Net revenue	$5,614,029	$4,427,945	$3,307,806	$2,634,017	$2,363,404

Income from continuing operations before preferred security dividends	$190,545	$104,695	$59,146	$30,760	$38,049
Preferred security dividends	(13,217)	(13,250)	(3,255)	—	—
Loss from discontinued operations	—	(268,000)	(199,310)	(1,284,878)	(832,775)

Income (loss) available to common stockholders before cumulative effect of a change in accounting principle	177,328	(176,555)	(143,419)	(1,254,118)	(794,726)
Cumulative effect of a change in accounting principle	—	—	—	(6,348)	(25,889)

Net income (loss) available to common stockholders	$177,328	$(176,555)	$(143,419)	$(1,260,466)	$(820,615)

Average number of common shares outstanding:
Basic	224,740	206,042	190,734	189,327	185,830

Diluted	262,237	214,025	194,950	189,927	189,573

Earnings (loss) per common share—basic:
Income available to common stockholders from continuing operations	$0.79	$0.44	$0.29	$0.16	$0.20
Loss from discontinued operations	—	(1.30)	(1.04)	(6.79)	(4.48)
Cumulative effect of a change in accounting principle	—	—	—	(0.03)	(0.14)

Net income (loss) available to common stockholders	$0.79	$(0.86)	$(0.75)	$(6.66)	$(4.42)

Earnings (loss) per common share—diluted:
Income available to common stockholders from continuing operations	$0.73	$0.43	$0.29	$0.16	$0.20
Loss from discontinued operations	—	(1.25)	(1.03)	(6.77)	(4.39)
Cumulative effect of a change in accounting principle	—	—	—	(0.03)	(0.14)

Net income (loss) available to common stockholders	$0.73	$(0.82)	$(0.74)	$(6.64)	$(4.33)

Balance Sheet Data:
Cash and cash equivalents	$159,066	$2,352	$6,797	$23,100	$109,098
Working capital (deficit)	(31,403)	(181,910)	(28,750)	85,111	83,813
Total assets	873,671	685,536	770,846	1,862,106	2,891,896
Long-term debt, less current portion	695,625	733,347	1,230,025	1,735,096	1,395,079
Convertible preferred securities	200,000	200,000	200,000	—	—
Total stockholders' equity (deficit)	(772,467)	(969,064)	(1,281,475)	(1,144,173)	92,221

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The purpose of the following management's discussion and analysis of financial condition and results of operations ("MD&A") is to help facilitate an understanding of the significant factors influencing our historical operating results, financial condition and cash flows and also to convey management's expectations of the potential impact of known trends, events or uncertainties that may materially impact future results. Our MD&A should be read in conjunction with our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K.

Overview

        We are one of the largest pharmaceutical services companies in the United States. Our services assist employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States in delivering prescription drugs in a cost-effective manner.

        Our pharmaceutical services are generally referred to as pharmacy benefit management, or "PBM", services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. We dispense prescription drugs on behalf of our customers through our three large, automated mail service pharmacies and our seventeen smaller regional pharmacies as well as through a nationwide network composed of over 50,000 independent retail pharmacies.

        Our net revenue generally includes amounts paid or payable by our customers based on the price of prescription drugs dispensed on their behalf and administrative fees. The preponderance of our net revenue is earned on a fee-for-service basis through contracts covering one to three-year periods. Revenues for selected types of services are earned based on a percentage of savings achieved or on a per-capita basis. Our cost of revenues is primarily composed of prescription drug acquisition costs and associated dispensing costs.

Critical Accounting Policies

        In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

        Discontinued operations.    Our financial statements are prepared using discontinued operations accounting for our discontinued PPM business. Under discontinued operations accounting, we accrued estimates of our expected liabilities related to discontinued operations through their eventual discharge, which, in many cases, was expected to be several years in the future. There are primarily two remaining liabilities related to our discontinued PPM operations, leases and litigation, which continue to require significant judgements and estimates on the part of our management.

        Our accrual for lease liabilities could be materially affected by factors such as our ability to secure subleases, the creditworthiness of sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on the general health of the economy and resultant demand for commercial property. Our accrual for litigation is based on our lawyers' estimates of legal expenses and probable losses for eventual settlement of lawsuits. This litigation could take several years to complete. Accordingly, actual legal fees and, possibly, damage awards or settlements, could differ significantly from our estimates.

        While we believe our current estimates of discontinued operations liabilities are adequate, it is possible that future events could require us to make significant adjustments for revisions to these estimates.

        Trade receivables sales facility.    We have sold an undivided percentage ownership interest in certain of our trade accounts receivable to unrelated third-parties under a $150 million revolving trade receivables sales facility, which is described in further detail at "—Historical Liquidity and Capital Resources—Trade Receivables Sales Facility" below. The unrelated third-parties, referred to as the conduit, had purchased a $99.2 million interest in our accounts receivable under this facility at December 31, 2001.

        Transactions occurring under our trade receivables sales facility can be summarized as follows: Caremark generates accounts receivable from its customers through the ordinary course of business. Certain of these receivables are required to be sold to MP Receivables Company, which is a wholly-owned subsidiary of Caremark. MP Receivables' only business activities relate to acquiring and selling interests in certain of Caremark's receivables. MP Receivables is included with our other subsidiaries in our consolidated financial statements, and the activity between Caremark and MP Receivables is eliminated during the consolidation process.

        MP Receivables sells an undivided percentage ownership interest in each individual receivable to the conduit at a discount and uses the cash collected on these receivables to purchase additional receivables from Caremark. Additionally, MP Receivables pays funds to, or receives funds from, the conduit for the discount on the purchased receivables (which we include in interest expense) or to increase or decrease the conduit's ownership percentage of its accounts receivable.

        The trade receivables sales facility represents "off-balance sheet financing," since the conduit's ownership interest in MP Receivables' accounts receivable results in assets being removed from our balance sheet, rather than resulting in a liability to the conduit. Since the conduit purchases accounts receivable from MP Receivables on a revolving basis, we currently have access to all of the cash collections on our accounts receivable. Upon the facility's termination, the conduit would be entitled to all cash collections on MP Receivables' accounts receivable until its net investment ($99.2 million at December 31, 2001) had been repaid. Because MP Receivables and Caremark are separate legal entities, the assets held by MP Receivables would not be available to satisfy the claims of our creditors until after all amounts due and owing by MP Receivables to the conduit have been paid in full. During 2001, the conduit's ownership of MP Receivables' accounts receivable fluctuated between $64.5 million and $124.4 million, and averaged $94.4 million. Amounts due to the conduit fluctuate based on the conduit's net investment, which cannot exceed $150 million.

        We believe that the terms of the agreements governing this facility qualify our trade receivables sales transactions for "sale treatment" under generally accepted accounting principles. This treatment allows us to account for MP Receivables' transactions with the conduit as a sale of accounts receivable instead of reflecting the conduit's net investment as long-term debt with a pledge of accounts receivable as collateral. Absent this "sale treatment," our balance sheet would reflect additional accounts receivable and long-term debt, which could adversely impact our ability to raise capital. Our results of operations would not be impacted, however. See "—Historical Liquidity and Capital Resources—Trade Receivable Sales Facility."

        Allowance for doubtful accounts.    Certain of our accounts receivable which are not subject to the trade receivables sales facility discussed above are generated on a fee-for-service basis and are subject to credit losses. We have attempted to reserve for expected credit losses based on our past experience with similar accounts receivable and believe our reserves to be adequate. It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. We continually review and refine the estimation process to make it as reactive to these changes as possible; however, we cannot guarantee that we will be able to accurately estimate credit losses on these accounts receivable.

        Income taxes.    We have a history of unprofitable operations from losses incurred in our discontinued PPM business. The year 2001 was the first year out of the last five in which we have reported net income (and taxable income). These losses generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $2.0 billion as of December 31, 2001.

        Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to our history of unprofitable operations and to the continuing uncertainties surrounding our discontinued operations as discussed above, we have not recognized any of this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

        It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would approximate 40% under current tax rates, rather than the 7.5% rate currently being used. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

        The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgement in their application. There are also areas in which management's judgement in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Factors That May Affect Future Results

        Our future operating results and financial condition are dependent on our ability to market our services profitably, successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including: (i) our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various litigation surrounding the closure or sale of our PPM business; (ii) identification of and competition for growth and expansion opportunities; (iii) declining reimbursement levels for products distributed; (iv) exposure to liabilities in excess of our insurance; (v) compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; (vi) adverse resolution of existing or future lawsuits; (vii) costs of modifications of our information systems to comply with HIPAA privacy and electronic interchange standards and (viii) liquidity and capital requirements. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition.

        There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Item 3. "Legal Proceedings" and Notes 12 and 13 to our audited consolidated financial statements which begin on page F-1 of this annual report on Form 10-K.

Results of Continuing Operations

        The following tables set forth selected unaudited information about our results of continuing operations for each of the years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31,
	2001	2000	Increase/(Decrease)
	(Dollars in thousands, except per share amounts)
Net revenue	$5,614,029	$4,427,945	$1,186,084	26.8%
Operating expenses:
Cost of revenues	5,169,716	4,078,322	1,091,394	26.8%
Selling, general and administrative expenses	147,278	116,242	31,036	26.7%
Depreciation and amortization	26,909	23,155	3,754	16.2%
Interest expense, net	64,131	97,042	(32,911)	(33.9)%

Income from continuing operations before provision for income taxes	205,995	113,184	92,811	82.0%
Provision for income taxes	15,450	8,489	6,961	82.0%

Income from continuing operations	$190,545	$104,695	$85,850	82.0%

Income from continuing operations per common share—diluted	$0.73	$0.43	$0.30	69.8%

Operating Income (1)	$270,126	$210,226	$59,900	28.5%

Operating Margin	4.81%	4.75%

EBITDA (2)	$297,035	$233,381	$63,654	27.3%

EBITDA margin	5.29%	5.27%

Pharmacy claims processed (millions):
Mail	18.2	14.6	3.6	24.6%
Retail	63.8	53.8	10.0	18.6%

	82.0	68.4	13.6	19.9%

	Year Ended December 31,
	2000	1999	Increase/(Decrease)
	(Dollars in thousands, except per share amounts)
Net revenue	$4,427,945	$3,307,806	$1,120,139	33.9%
Operating expenses:
Cost of revenues	4,078,322	3,005,918	1,072,404	35.7%
Selling, general and administrative expenses	116,242	100,403	15,839	15.8%
Depreciation and amortization	23,155	22,095	1,060	4.8%
Interest expense, net	97,042	115,292	(18,250)	(15.8)%

Income from continuing operations before provision for income taxes	113,184	64,098	49,086	76.6%
Provision for income taxes	8,489	4,952	3,537	71.4%

Income from continuing operations	$104,695	$59,146	$45,549	77.0%

Income from continuing operations per common share—diluted	$0.43	$0.29	$0.14	48.3%

Operating Income (1)	$210,226	$179,390	$30,836	17.2%

Operating Margin	4.75%	5.42%

EBITDA (2)	$233,381	$201,485	$31,896	15.8%

EBITDA margin	5.27%	6.09%

Pharmacy claims processed (millions):
Mail	14.6	12.7	1.9	15.2%
Retail	53.8	38.5	15.3	39.6%

	68.4	51.2	17.2	33.6%

(1)
We define Operating Income as net revenue less cost of revenue; selling, general and administrative expenses and depreciation and amortization.
(2)
We define EBITDA as net revenue less cost of revenue and selling, general and administrative expenses.

Results of continuing operations for 2001 compared to 2000

        Net Revenue.    The growth in net revenue in 2001 was due primarily to new customer contracts which began on January 1, 2001, coupled with retention and growth of existing customers, additional services provided to existing customers, increases in the volume of pharmacy claims processed and drug cost inflation.

        Cost of Revenues.    Cost of revenues increased on an absolute basis due to the factors cited above for the increase in net revenue but remained relatively constant as a percentage of revenues.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased in 2001 in line with the overall growth in our business and remained constant as a percentage of net revenue.

        Depreciation and Amortization.    The increase in depreciation and amortization in 2001 was due primarily to an increase in depreciation expense related to capital expenditures made in 2000 and 2001.

        Interest Expense, Net.    The decrease in net interest expense in 2001 resulted primarily from our retirement of our $420 million senior subordinated notes in September 2000, as well as a reduction in amounts due under our credit facility which were funded from operating cash flows and the TAPS proceeds as described below. Interest expense was also positively impacted by lower average interest rates applicable to both the credit facility and the trade receivables sales facility, which are subject to variable interest rates.

        Provision for Income Taxes.    Our effective tax rate on income from continuing operations was 7.5% for both the 2001 and 2000 periods. This effective rate is significantly below the statutorily enacted corporate income tax rates applicable to our taxable income for each period and is the result of: (i) the tax NOL carryforwards discussed below and (ii) state tax planning strategies which will allow us to utilize our consolidated state tax NOLs in certain states.

Results of continuing operations for 2000 compared to 1999

        Net Revenue.    The growth in net revenue in 2000 was due primarily to new customer contracts, including two managed care contracts added since the second quarter of 1999. Coventry Health Care, Inc., the largest of the two managed care contracts, began on January 1, 2000, and is reflected only in 2000 revenues, while Oxford Health Plans, the smaller contract which was restructured in 2001 as described in "—Historical Liquidity and Capital Resources—Cash Flows from Continuing Operations" below, began during the third quarter of 1999. Adding these managed care contracts resulted in higher revenues and higher average revenue per customer; however, the Coventry contract has a high concentration of retail claims when compared to our other customers. This concentration of retail claims results in a lower gross margin (gross profit as a percentage of net revenue) for this contract when compared to our other contracts, and the size of these managed care contracts is significant enough to reduce our consolidated gross margin as well. The increase in net revenue in 2000 also reflects retention and growth of existing customers, additional services provided to existing customers, increases in the volume of pharmacy claims processed and drug cost inflation.

        Cost of Revenues.    Cost of revenues increased on an absolute basis due to the factors cited above for the increase in net revenue. The increase in cost of revenues as a percentage of revenue reflects the lower gross margins associated with the managed care contracts as discussed above.

        Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses in 2000 was in line with the overall growth in our business but decreased as a percentage of net revenue primarily because of the increases in net revenue associated with the managed care contracts discussed above.

        Depreciation and Amortization.    The increase in depreciation and amortization in 2000 was due primarily to amortization expense associated with our purchase of certain pharmacy assets from Oxford Health Plans in conjunction with entering into the managed care contract discussed above.

        Interest Expense, Net.    The decrease in net interest expense in 2000 resulted primarily from our retirement of our $420 million senior subordinated notes in September 2000, as well as a reduction in amounts due under our credit facility which were funded from operating cash flows and the approximately $481 million in proceeds we received from the maturity of our Threshold Appreciation Price Securities ("TAPS"), in 2000. The reduction in interest expense due to reduced debt levels was offset by increases in interest rates applicable to both the credit facility and the trade receivables sales facility, which are subject to variable interest rates.

        Provision for Income Taxes.    See the discussion of income taxes in the comparison of 2001 to 2000 above.

Results of Discontinued Operations

        2000.    During the year ended December 31, 2000, we recorded a charge of $268.0 million as a result of our progress in completing the exit from our PPM operations. This charge included a $167.6 million adjustment in the net assets of our remaining PPM operations and $100.4 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts are estimates, and actual costs could differ from those recorded.

        1999.    During the year ended December 31, 1999, we recorded a charge of $199.3 million related to the net loss on the disposal of our PPM operations, including a $119.9 million adjustment to the impairment and write-off of intangibles and other PPM assets, an adjustment to the estimated costs to exit our PPM operations of approximately $73.6 million, and an adjustment of approximately $5.8 million related to the gain on the sale of our contract services business. For the year ended December 31, 1999, our discontinued operations had net revenue of approximately $1.4 billion and an operating loss of approximately $165.0 million. We received net cash proceeds of $324.4 million and $316.8 million during 1999 from the sales of our PPM and contract services businesses, respectively. Net interest expense allocated to discontinued operations was $6.9 million for the year ended December 31, 1999.

Historical Liquidity and Capital Resources

        General.    We broadly define liquidity as our ability to generate sufficient operating cash flow to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing to meet our business objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving business objectives and meeting debt service commitments.

        The following tables set forth selected information concerning our liquidity and capital resources and changes therein at and for the year ended December 31, 2001 (in millions):

Net cash and cash equivalents provided by (used in):
Continuing operations	$285.4
Investing activities	(32.3)
Financing activities	(33.2)
Discontinued operations	(62.2)
Special charges	(1.0)

Net increase in cash and cash equivalents for the year ended December 31, 2001	156.7
Cash and cash equivalents—December 31, 2000	2.4

Cash and cash equivalents—December 31, 2001	$159.1

Net working capital deficiency (1):
December 31, 2000	$(180.0)

December 31, 2001	$(28.9)

	December 31, 2001	December 31, 2000
Long-term debt:
Fixed-rate debt	$450.0	$450.0

Variable-rate debt	$248.1	$285.2

Availability under revolving credit facility	$288.0	$118.2

(1)
Working capital equals total current assets minus total current liabilities (excluding current portion of long-term debt)

        Cash Flows from Continuing Operations.    Our performance relative to cash and cash equivalents provided by continuing operations for the year ended December 31, 2001, resulted from factors discussed above related to income from continuing operations coupled with focused management of working capital, including the changes related to inventory discussed below. Additionally, cash provided by operating activities includes $10.7 million received from Oxford Health Plans under an agreement whereby we and Oxford restructured our business relationship. This amount will be amortized into revenue on a straight-line basis over the term of the restructured agreement, which expires in September 2004.

        Cash Flows from Investing Activities.    Cash flows from investing activities for the year ended December 31, 2001, consist of $39.9 million of capital expenditures, offset by $7.7 million of funds received from Oxford under the agreement referred to above. Approximately $10.4 million of our capital expenditures in 2001 relate to our relocation of our Illinois automated mail service pharmacy from Lincolnshire to a larger facility located in nearby Mount Prospect.

        We began dispensing prescriptions from the Mount Prospect pharmacy during the second quarter of 2001 and completed the transition of all Lincolnshire operations to Mount Prospect during the third quarter of 2001.

        Cash Flows from Financing Activities.    We received net proceeds of $17.1 million from issuance of our common stock under employee benefit plans and $2.2 million of returned escrowed funds related to our TAPS during the year ended December 31, 2001. These amounts were offset by payments of preferred security dividends of $10.4 million, payment of $5.1 million of costs associated with renewing our credit facility, and principal payments on long-term debt of $37.1 million.

        Cash Flows from Discontinued Operations.    In addition to the amounts paid through December 31, 2001, to service liabilities which arose from our discontinued PPM operations, we have accrued approximately $90 million of remaining net liabilities related to our discontinued operations. We expect to pay approximately $65 million of this accrued amount during 2002 with the majority of the remainder being paid in 2003. These amounts are estimates, and actual amounts could differ from those recorded.

        Working Capital.    We generally operate with negative working capital due to: (i) the sale of accounts receivable under our trade receivables sales facility and (ii) the inclusion of net current liabilities related to our discontinued operations in the computation of working capital. The increase in working capital from December 31, 2000 to December 31, 2001, is due primarily to our operating cash flow performance during the period offset by payments of discontinued operations liabilities.

        Changes in Inventory Levels.    In March 2001, we entered into a pharmaceutical wholesale supply agreement with McKesson Corporation. This agreement became effective on July 1, 2001, and replaced an existing agreement with another supplier. Under this agreement, we will continue to purchase pharmaceuticals both directly from certain manufacturers and from McKesson; however, we have shifted purchases of several products formerly purchased on a direct basis to McKesson in order to take advantage of beneficial terms of the McKesson agreement. This agreement resulted in a significant reduction in our inventory balances to $146.4 million at December 31, 2001, from $186.2 million at December 31, 2000. This reduction was made possible primarily through a shift toward just-in-time delivery and electronic data interchange with McKesson.

        Credit Facility.    We have a $550 million credit facility with Bank of America, N.A. as administrative agent which was put in place on March 15, 2001. This credit facility consists of a $300 million revolving credit facility maturing in March 2005 and a $250 million term loan facility maturing in March 2006. This facility replaced our former credit facility, which was scheduled to mature in June 2001.

        At December 31, 2001, borrowings under the credit facility bore interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins and consisted of outstanding term loans of $248.1 million. We began making required principal payments of $625,000 per quarter with respect to the term loan facility on June 1, 2001. At December 31, 2001, we had approximately $288 million available for borrowing under the revolving credit facility, exclusive of approximately $12 million reserved under letters of credit.

        The credit facility is guaranteed by our material subsidiaries and secured by certain liens and pledges, contains prepayment provisions with respect to certain cash proceeds and contains other customary restrictive covenants. The security interests, guarantees and covenants applicable to the credit facility are described in further detail in Note 7, "Long-Term Debt and Operating Leases" to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

        Senior Notes.    Our senior notes are in an aggregate principal amount of $450 million and bear interest at 7 3/8% annually, with all principal amounts due in October 2006. The indenture for the senior notes contains, among other things, restrictions on subsidiary indebtedness, sale and leaseback transactions and consolidation, merger and sale of assets. The senior notes are not guaranteed by any subsidiary. The indenture for the senior notes also contains restrictions on indebtedness secured by liens. To comply with this covenant, we have secured the senior notes on an equal and ratable basis with the credit facility.

        Trade Receivables Sales Facility.    We have sold an undivided percentage ownership interest in certain of our accounts receivable pursuant to a $150 million revolving period trade receivables sales facility with General Electric Capital Corporation ("GECC") as funding agent and The Chase Manhattan Bank ("Chase") as group agent (collectively referred to as the "conduit"). GECC's $125 million commitment under this facility expires in January 2006, and Chase's $25 million commitment expires in February 2003. At December 31, 2001 and 2000, the conduit had purchased an interest in approximately $99.2 million and $99.4 million, respectively, of trade accounts receivable owned by our MP Receivables Company subsidiary. MP Receivables' retained interest in these accounts receivable, excluding the $20 million restricted capital amount described below, was approximately $183 million and $101 million at December 31, 2001 and 2000, respectively. Delinquent amounts and credit losses on these receivables have historically been immaterial.

        We are required by the terms of the facility to maintain $20 million of net assets in MP Receivables. To comply with this requirement, we have classified $20 million of MP Receivables' retained interest in the trade accounts receivable subject to the facility as "Other assets" rather than "Accounts receivable" in the audited consolidated balance sheets which appear on page F-4 of this Annual Report on Form 10-K. Additionally, this facility is structured so that the accounts receivable sold to the conduit are segregated from the remainder of our assets. The collections on these receivables must be used to satisfy the conduit's interest in these receivables before they are available to be used by us to satisfy our other obligations.

Outlook

        Liquidity and Capital Resources Overview.    Currently, our liquidity needs arise primarily from: (i) funding discontinued operations (including the funding of any retained liabilities); (ii) commitments related to financing obtained through the issuance of long-term debt and our Convertible Preferred Securities; (iii) working capital requirements and (iv) capital expenditures. Additionally, subject to certain restrictions in the credit facility, we may seek to acquire businesses in the future and could fund any such acquisition using cash on hand or availability under our revolving credit facility. We believe that our cash flows from operations and amounts available for borrowing under our revolving credit facility are sufficient to meet our liquidity needs.

        Contractual Obligations and Commercial Commitments—Continuing Operations.    We have various contractual obligations and/or commercial commitments arising from both our continuing and discontinued operations. These obligations and commitments are more fully described in this Annual Report on Form 10-K under various headings in MD&A as well as in the notes to our audited consolidated financial statements which appear beginning on page F-1. The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to our continuing operations at December 31, 2001 (in millions):

	Payments due under contractual obligations
	Total	2002	2003-2004	2005-2006	After 2006
Long-term debt—term loan facility (1)	$248.1	$41.7	$5.0	$201.4	$—
Long-term debt—senior subordinated notes (2)	450.0	—	—	450.0	—
Operating leases (3)	66.1	13.2	19.2	13.5	20.2
Conduit's net investment in trade accounts receivable (4)	99.2	—	21.7	77.5	—
Convertible Preferred Securities (5)	200.0	—	—	—	200.0

	$1,063.4	$54.9	$45.9	$742.4	$220.2

(1)
See "—Historical Liquidity and Capital Resources—Credit Facility" and financial statement Note 7, "Long-term Debt and Operating Leases."
(2)
See "—Historical Liquidity and Capital Resources—Senior Notes" and financial statement Note 7, "Long-term Debt and Operating Leases."
(3)
See financial statement Note 7, "Long-Term Debt and Operating Leases."
(4)
See "—Historical Liquidity and Capital Resources—Trade Receivables Sales Facility" and financial statement Note 4, "Trade Receivables Sales Facility."
(5)
See financial statement Note 8, "Redeemable Preferred Stock."

        See "—Discontinued Operations" for information about contractual obligations and commercial commitments related to our discontinued operations.

        Anticipated Impact of Patent Expirations for Certain Drugs.    The patent held by the inventor of a high-utilization drug expired in the third quarter of 2001, and several similar patents held by other inventors or manufacturers are scheduled to begin expiring in the near future. We anticipate that these patent expirations will have the effect of lowering net revenue as prescriptions begin to be filled with generic equivalent drugs instead of the formerly-patented drugs; however, based on our experience to date we believe that our gross margins and overall profitability should be favorably impacted due to the associated lower cost of the generic equivalent drugs.

        Planned Capital Expenditures.    We expect total capital expenditures for 2002 to be approximately $50 million. In 2002, we plan to build a fourth automated mail service pharmacy in Phoenix, Arizona, in order to meet projected demand. We have entered into a long-term operating lease for the associated real property and expect to make approximately $14 million to $16 million of capital expenditures, consisting primarily of leasehold improvements, computer equipment and specialized mail service pharmacy automation equipment.

        Additionally, we continue to evaluate the scope of modifications of our information systems needed to comply with applicable HIPAA rules. We expect that HIPAA requirements will result in additional capital expenditures over the level required for maintenance and growth of our operations through 2003, which is the scheduled deadline for HIPAA compliance. We do not expect costs associated with HIPAA to materially impact our financial condition, results of operations or cash flows.

        Principal payment for excess cash flows.    We will be required to make a term loan principal payment of approximately $39 million in April 2002 under the "excess cash flow" covenant contained in our credit facility. This payment will be made in addition to the scheduled principal payments of $2.5 million in 2002.

        Discontinued Operations.    Future cash needed to fund the remaining net liabilities of discontinued operations and estimated exit costs, which was estimated to be approximately $90 million, in aggregate, at December 31, 2001, will be funded by cash flows from continuing operations and by borrowings under the revolving credit facility. We believe that these sources will be sufficient to fund these payments, which we expect to total approximately $65 million in 2002, with the majority of the remaining amount expected to be paid in 2003.

        We have various contractual obligations and commercial commitments arising from our discontinued operations. These primarily include obligations under various leases for commercial real estate. These leases had aggregate remaining rental payments, net of amounts to be paid to us under subleases, of approximately $99.7 million at December 31, 2001, due as follows: 2002—$17.1 million; 2003/2004—$31.7 million; 2005/2006—$21.9 million and after 2006—$29 million. These amounts represent totals for our net existing contractual obligations under these various leases and do not reflect our estimates of the effects of early termination. Additionally, we are named as guarantor or obligor on additional discontinued operations real estate leases which we assigned to third-parties. The aggregate amount of these guarantees totaled approximately $114.8 million at December 31, 2001, and expire as follows: 2002—$20.1 million; 2003/2004—$34.7 million; 2005/2006— $25.5 million and after 2006—$34.5 million. Additional information concerning the remaining contractual obligations and commercial commitments related to our discontinued operations can be found in Note 12, "Discontinued Operations and Related Contingencies" to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

        Deferred Income Taxes.    We had NOL carryforwards of approximately $2.0 billion as of December 31, 2001. If not utilized to offset future taxable income, these NOL carryforwards will expire on various dates through 2020. In addition to these NOL carryforwards, we had approximately

$90 million of future additional income tax deductions as of December 31, 2001, related to our discontinued operations. We also have a federal alternative minimum tax credit carryforward of approximately $17 million, which may be used to offset our ordinary federal corporate income taxes in the future.

        Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," we are required to record a valuation allowance against the deferred tax asset for the future tax benefits of tax loss and tax credit carryforwards, as well as for other temporary differences, if it is more likely than not that we will not be able to utilize the deferred tax asset to offset future taxes.

        As previously discussed, management believes that, based upon all available historical information and after considering appropriate tax planning strategies in light of the uncertainty of forecasting future taxable income, it is more likely than not that the deferred tax assets will not be realized. Accordingly, we have recorded a valuation allowance for the amount of the deferred tax assets in excess of the deferred tax liabilities. However, the ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and NOLs can be carried forward.

Recent Accounting Pronouncements

        In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revised the standard for accounting for transfers of financial assets and requires additional disclosures; however, it left intact most of the provisions of FASB Statement No. 125, under which we had previously accounted for our trade receivables sales facility transactions.

        FAS 140 is effective for all transfers and servicing of financial assets occurring after March 31, 2001; however, the expanded disclosure requirements of FAS 140 are effective for financial statements for fiscal years ending after December 15, 2000, and are reflected in Note 4, "Trade Receivables Sales Facility." We adopted the accounting requirements of FAS 140 on April 1, 2001. The adoption of FAS 140 had no material impact on our financial position, results of operations or cash flows.

        In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Business combinations initiated after June 30, 2001, must be accounted for under the provisions of these two statements. We must also apply these provisions to previously recorded business combinations as of January 1, 2002. The principal provisions of FAS 141 and FAS 142 are as follows:

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

        Additionally, the FASB issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143") and No. 144, "Accounting for the Impairment or

Disposal of Long-Lived Assets" ("FAS 144") during 2001. FAS 143 relates to obligations which generally are incurred in connection with the ownership of real property. We currently lease the substantial majority of our real property and, therefore, do not believe that the provisions of FAS 143 apply to our current operations.

        FAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. FAS 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

        We adopted FAS 141, FAS 142, FAS 143 and FAS 144 on January 1, 2002, and expect the adoption of these standards to have no material impact on our financial condition, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility and for the discount on revolving sales of accounts receivable under our trade receivables sales facility. Our earnings and the market value of our fixed-rate debt are subject to change as a result of movements in market interest rates. At December 31, 2001, we had $347.3 million of obligations which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at December 31, 2001, would result in an increase in annual interest expense of $3.5 million, presuming that obligations subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on our outstanding obligations and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

Item 8. Financial Statements and Supplementary Data

        Information with respect to this item is contained in our audited consolidated financial statements and financial statement schedule listed in the index on page F-1 of this Annual Report in Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item is incorporated herein by reference to the proxy statement for our 2002 Annual Meeting of Stockholders.

Item 11. Executive Compensation

        The information required by this item is incorporated herein by reference to the proxy statement for our 2002 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated herein by reference to the proxy statement for our 2002 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated herein by reference to the proxy statement for our 2002 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Financial Statements, Financial Statement Schedules and Exhibits

  1. Financial Statements

        Our consolidated financial statements filed as a part of this Annual Report on Form 10-K are listed in the index appearing on page F-1, which is hereby incorporated herein by reference.

  2. Financial Statement Schedules

        All schedules for which provision is made in the applicable accounting regulations of the SEC, except for Schedule II listed in the index referred to above, have been omitted because they are not required under the related instructions, or are inapplicable, or because the information has been provided in the consolidated financial statements or the notes thereto.

  3. Exhibits.

        The exhibits filed as a part of this Annual Report are listed in Item 14(c) of this Annual Report on Form 10-K, which is hereby incorporated herein by reference.

(b)    Reports on Form 8-K

        We filed no Current Reports on Form 8-K during the quarter ended December 31, 2001.

(c)    Exhibits

Exhibit No.
2.1	—	Second Amended and Restated Operations and Settlement Agreement, dated September 14, 2000, among the Director of the Department of Managed Care of the State of California; the Department of Managed Care of the State of California; J. Mark Abernathy, as Special Monitor-Examiner; the Company; and MedPartners Provider Network, Inc., a California corporation, filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference. The Exhibits and Schedules that are referenced in the Operations and Settlement Agreement have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.
2.2	—	Second Amended Chapter 11 Plan of MedPartners Provider Network, Inc., dated July 7, 2000, filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference. The Exhibits and Schedules that are referenced in the Chapter 11 Plan of MedPartners Provider Network, Inc. have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.
2.3	—	Amended and Restated Supplemental Plan Agreement, dated September 14, 2000, among MedPartners Provider Network, Inc., the Company, certain direct and indirect subsidiaries of the Company, certain Managed Physician Practices, and certain Plans, filed as Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference. The Exhibits and Schedules that are referenced in the Supplemental Plan Agreement have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.
3.1	—	MedPartners, Inc. Third Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference.
3.2	—	Certificate of Ownership and Merger, merging Caremark Rx, Inc. into MedPartners, Inc., filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on September 14, 1999, is hereby incorporated herein by reference.
3.3	—	Caremark Rx, Inc. Sixth Amended and Restated Bylaws, filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
4.1	—	Amended and Restated Rights Agreement, dated as of February 1, 2000, between Caremark Rx, Inc. and First Chicago Trust Company, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 4, 2000, is hereby incorporated herein by reference.
4.2	—	Amendment to the Amended and Restated Rights Agreement, dated November 7, 2001.
4.3	—	Purchase Contract Agreement, dated September 15, 1997, between MedPartners, Inc. and The First National Bank of Chicago, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Registration No. 333-35665), is hereby incorporated herein by reference.
4.4	—	Pledge Agreement, dated September 15, 1997, by and between MedPartners, Inc., PNC Bank, Kentucky, Inc. and The First National Bank of Chicago, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3 (Registration No. 333-35665), is hereby incorporated herein by reference.

4.5	—	Form of Common Stock Certificate of the Company filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
4.6	—	Certificate of Trust of Caremark Rx Capital Trust I, filed as Exhibit 4.1 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.7	—	Trust Agreement of Caremark Rx Capital Trust I dated as of September 10, 1999, by and between the Company, the Wilmington Trust Company, and the Administrative Trustees named therein, filed as Exhibit 4.2 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.8	—	Amended and Restated Trust Agreement dated as of September 29, 1999, by and between the Company, the Wilmington Trust Company, and the Holders named therein, filed as Exhibit 4.3 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.9	—	Indenture for the Convertible Subordinated Debentures due 2029 dated as of September 29, 1999 between the Company and the Wilmington Trust Company, filed as Exhibit 4.4 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.10	—	Form of Common Securities of Caremark Rx Capital Trust I, filed as Exhibit 4.5 to Amendment No. 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.11	—	Form of SPURS, filed as Exhibit 4.6 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.12	—	Form of Convertible Subordinated Debentures due 2029, filed as Exhibit 4.7 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.13	—	Guarantee Agreement dated as of September 29, 1999 by and between the Company and the Wilmington Trust Company, filed as Exhibit 4.8 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
10.1	—	Consulting Agreement, dated as of August 7, 1996, by and among Caremark International, Inc., MedPartners, Inc. and C.A. Lance Piccolo, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-09767), is hereby incorporated herein by reference.
10.2	—	Employment Agreement, dated March 18, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.4 to the Company's Quarterly Report on form 10-Q for the quarterly period ended March 31, 1998, is hereby incorporated herein by reference.
10.3	—	Amendment No. 1 to Employment Agreement, dated August 6, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is hereby incorporated herein by reference.

10.4	—	Amendment No. 2 to Employment Agreement, dated December 1, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is hereby incorporated herein by reference.
10.5	—	Amendment No. 3 to Employment Agreement, dated March 8, 2000, by and between the Company and E. Mac Crawford, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
10.6	—	Amendment No. 4 to Employment Agreement, dated August 28, 2001, by and between the Company and E. Mac Crawford, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, is hereby incorporated herein by reference.
10.7	—	Employment Agreement, dated January 1, 2000, by and between the Company and John J. Arlotta, filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.8	—	Amended and Restated Employment Agreement, dated May 1, 2000, by and between the Company and James H. Dickerson, Jr., filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
10.9	—	Employment Agreement, dated July 1, 1998, by and between the Company and Edward L. Hardin, Jr., filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.
10.10	—	Amendment No. 1 to Employment Agreement, dated March 8, 2000, by and between the Company and Edward L. Hardin, Jr., filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.
10.11	—	Amended and Restated Employment Agreement, dated December 31, 2001, by and between the Company and Howard A. McLure.
10.12	—	Amended and Restated Incentive Compensation Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.13	—	First Amendment to Amended and Restated Incentive Compensation Plan, dated November 15, 2000, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.14	—	Second Amendment to Amended and Restated Incentive Compensation Plan, dated January 12, 2001, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.15	—	Amended and Restated 1993 Stock Option Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.16	—	First Amendment to Amended and Restated 1993 Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.17	—	Second Amendment to Amended and Restated 1993 Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.18	—	Amended and Restated 1994 Stock Option Plan, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.19	—	First Amendment to Amended and Restated 1994 Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.20	—	Second Amendment to Amended and Restated 1994 Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.21	—	Non-Employee Director Stock Option Plan, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-14163), is hereby incorporated herein by reference.
10.22	—	Amended and Restated 1995 Stock Option Plan, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.23	—	First Amendment to Amended and Restated 1995 Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.24	—	Second Amendment to Amended and Restated 1995 Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.25	—	Amended and Restated 1997 Long Term Incentive Compensation Plan, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.26	—	First Amendment to 1997 Long Term Incentive Compensation Plan, dated November 15, 2000, filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.27	—	Second Amendment to 1997 Long Term Incentive Compensation Plan, dated January 12, 2001, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference
10.28	—	Amended and Restated 1998 Employee Stock Option Plan, filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.29	—	First Amendment to Amended and Restated 1998 Employee Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.30	—	Second Amendment to Amended and Restated 1998 Employee Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.31	—	Amended and Restated 1998 New Employee Stock Option Plan, filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.32	—	First Amendment to Amended and Restated 1998 New Employee Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.33	—	Second Amendment to Amended and Restated 1998 New Employee Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.34	—	Amended and Restated Receivables Transfer Agreement, dated as of January 31, 2001, among MP Receivables Company, as transferor, Caremark Inc., as originator and collection agent, Redwood Receivables Corporation, Park Avenue Receivables Corporation, The Chase Manhattan Bank, as agent for Park Avenue Receivables Corporation and the PARCO APA Banks (as defined therein), and General Electric Capital Corporation, as agent for Redwood Receivables Corporation and the Redwood Liquidity Providers (as defined therein) and as funding agent, filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.35	—	Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2001, among Caremark Inc., as seller, and MP Receivables Company, as buyer, filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.36	—	Credit Agreement, dated as of March 15, 2001, by and between the Company, the Initial Lenders named therein, Bank of America, N.A., J.P. Morgan, a division of Chase Securities, Inc., First Union National Bank, and Banc of America Securities LLC, filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.37	—	Text of Final Order approving the class action settlement in the class action lawsuit entitled James Taff et al. v. Caremark Rx, Inc. et al., Case No. 0072, filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on June 13, 2000, is hereby incorporated herein by reference.
10.38	—	Pledge and Security Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee, filed as Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.39	—	Trust Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee, filed as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
21	—	Subsidiaries of the Company
23.1	—	Consent of Arthur Andersen LLP
23.2	—	Consent of Ernst & Young LLP

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caremark Rx, Inc.
By:	/s/ HOWARD A. MCLURE Howard A. McLure Executive Vice President and Chief Financial Officer

Date: February 19, 2002

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. MAC CRAWFORD E. Mac Crawford	Chairman of the Board, Chief Executive Officer and Director	February 19, 2002
/s/ JAMES H. DICKERSON, JR. James H. Dickerson, Jr.	President, Chief Operating Officer and Director	February 19, 2002
/s/ HOWARD A. MCLURE Howard A. McLure	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	February 19, 2002
/s/ EDWARD L. HARDIN, JR. Edward L. Hardin, Jr.	Executive Vice President, General Counsel and Director	February 19, 2002
/s/ MARK S. WEEKS Mark S. Weeks	Senior Vice President and Controller	February 19, 2002
/s/ EDWIN M. BANKS Edwin M. Banks	Director	February 19, 2002
/s/ C. DAVID BROWN II C. David Brown II	Director	February 19, 2002
/s/ COLLEEN CONWAY-WELCH Colleen Conway-Welch	Director	February 19, 2002
/s/ HARRIS DIAMOND Harris Diamond	Director	February 19, 2002
/s/ KRISTEN E. GIBNEY Kristen E. Gibney	Director	February 19, 2002
/s/ ROGER L. HEADRICK Roger L. Headrick	Director	February 19, 2002
Ted H. McCourtney	Director
/s/ C. A. LANCE PICCOLO C. A. Lance Piccolo	Director	February 19, 2002

CAREMARK RX, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

        The following audited consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)(1):

        The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 14(a)(2):

Page
Schedule II—Valuation and qualifying accounts	S-2

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS

To Caremark Rx, Inc.:

        We have audited the accompanying consolidated balance sheets of Caremark Rx, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caremark Rx, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
Arthur Andersen LLP

Birmingham, Alabama
February 1, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Caremark Rx, Inc.

        We have audited the accompanying consolidated statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in the index at Item 14(a)(2) for the year ended December 31, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for Caremark Rx, Inc. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Birmingham, Alabama
February 10, 2000

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$159,066	$2,352
Accounts receivable, less allowance for doubtful accounts of $18,865 in 2001 and $17,920 in 2000	324,086	249,766
Inventories	146,362	186,231
Prepaid expenses and other current assets	10,375	8,757
Current assets of discontinued operations	7,565	6,221

Total current assets	647,454	453,327
Property and equipment, net	119,511	110,320
Intangible assets, net	26,018	35,165
Other assets	77,714	79,723
Non-current assets of discontinued operations	2,974	7,001

Total assets	$873,671	$685,536

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$444,301	$417,567
Other accrued expenses and liabilities	204,534	169,857
Income tax payable	3,033	2,533
Current portion of long-term debt	2,500	1,875
Current liabilities of discontinued operations	24,489	43,405

Total current liabilities	678,857	635,237
Long-term debt, net of current portion	695,625	733,347
Other long-term liabilities	70,916	82,398
Long-term liabilities of discontinued operations	740	3,618

Total liabilities	1,446,138	1,454,600
Commitments and contingencies
Convertible Preferred Securities	200,000	200,000
Stockholders' deficit:
Common stock, $.001 par value; 400,000 shares authorized; issued and outstanding—232,652 shares in 2001 and and 230,755 shares in 2000	233	231
Additional paid-in capital	1,395,246	1,399,902
Shares held in trust—6,472 in 2001 and 7,152 in 2000	(104,581)	(115,287)
Accumulated deficit	(2,063,365)	(2,253,910)

Total stockholders' deficit	(772,467)	(969,064)

Total liabilities and stockholders' deficit	$873,671	$685,536

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Net revenue	$5,614,029	$4,427,945	$3,307,806
Operating expenses:
Cost of revenues	5,169,716	4,078,322	3,005,918
Selling, general and administrative expenses	147,278	116,242	100,403
Depreciation and amortization	26,909	23,155	22,095
Interest expense, net	64,131	97,042	115,292

	5,408,034	4,314,761	3,243,708

Income from continuing operations before provision for income taxes	205,995	113,184	64,098
Provision for income taxes	15,450	8,489	4,952

Income from continuing operations	190,545	104,695	59,146
Preferred security dividends	13,217	13,250	3,255

Income from continuing operations available to common stockholders	177,328	91,445	55,891
Loss from discontinued operations	—	(268,000)	(199,310)

Net income (loss) to common stockholders	$177,328	$(176,555)	$(143,419)

Average number of common shares outstanding—basic	224,740	206,042	190,734

Average number of common shares outstanding—diluted	262,237	214,025	194,950

Earnings per common share—basic:
Income from continuing operations	$0.79	$0.44	$0.29

Loss from discontinued operations	$—	$(1.30)	$(1.04)

Net income (loss)	$0.79	$(0.86)	$(0.75)

Earnings per common share—diluted:
Income from continuing operations	$0.73	$0.43	$0.29

Loss from discontinued operations	$—	$(1.25)	$(1.03)

Net income (loss)	$0.73	$(0.82)	$(0.74)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Common stock:
Balance—beginning of year	$231	$200	$199
Stock issued to TAPS holders upon conversion	—	29	—
Exercise of employee stock options	2	2	1

Balance—end of year	233	231	200

Additional paid-in capital:
Balance—beginning of year	1,399,902	949,177	954,420
Stock issued to TAPS holders upon conversion, net of issuance costs and return of escrowed funds	2,214	473,972	—
Preferred security dividends	(13,217)	(13,250)	(3,255)
Exercise of employee stock options	9,020	4,460	1,853
Issuances of shares held in trust:
Employee stock options	(2,284)	(14,709)	—
Employee stock purchase plan	(389)	(1,213)	(3,669)
Other	—	1,465	(172)

Balance—end of year	1,395,246	1,399,902	949,177

Shares held in trust:
Balance—beginning of year	(115,287)	(135,141)	(142,477)
Exercise of employee stock options	9,410	17,606	—
Stock issued under employee stock purchase plan	1,296	2,248	7,336

Balance—end of year	(104,581)	(115,287)	(135,141)

Accumulated deficit:
Accumulated deficit—beginning of year	(2,253,910)	(2,095,711)	(1,956,315)
Net income (loss), excluding preferred dividends	190,545	(163,305)	(140,164)
Other comprehensive income (loss)—unrealized gain (loss) on marketable equity securities	—	(1,039)	768
Reclassification adjustment for other comprehensive losses included in net loss	—	6,145	—

Total comprehensive income (loss)	190,545	(158,199)	(139,396)

Accumulated deficit—end of year	(2,063,365)	(2,253,910)	(2,095,711)

Total stockholders' deficit	$(772,467)	$(969,064)	$(1,281,475)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activites:
Net income (loss)	$190,545	$(163,305)	$(140,164)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by continuing operations:
Loss from discontinued operations	—	268,000	199,310
Depreciation and amortization	26,909	23,155	22,095
Provision for doubtful accounts	16,292	14,586	17,566
Non-cash interest expense	3,521	6,322	6,108
Changes in operating assets and liabilities, net of effects of acquisitions and disposals of businesses:
Accounts receivable	(90,765)	(35,984)	(85,569)
Inventories	39,869	(27,200)	16,462
Accounts payable	32,134	137,240	58,888
Deferred revenue from mail service agreement termination	10,669	—	—
Other operating assets and liabilities	56,220	(1,439)	(8,469)

Net cash and cash equivalents provided by continuing operations	285,394	221,375	86,227
Cash flows from investing activities:
Capital expenditures	(39,909)	(23,245)	(20,350)
Proceeds from asset purchase agreement termination	7,651	—	—
Acquisitions of businesses, net of cash acquired	—	(1,632)	(13,219)

Net cash and cash equivalents used in investing activities	(32,258)	(24,877)	(33,569)
Cash flows from financing activities:
Proceeds from issuance of equity securities, net	19,269	482,919	2,744
Payments on subordinated debt	—	(420,000)	—
Net borrowings (repayments) under credit facility	(37,097)	(94,174)	(485,504)
Net proceeds from issuance of Convertible Preferred Securities	—	—	192,128
Dividend payments on Convertible Preferred Securities	(10,392)	(17,676)	—
Accounts receivable sales	153	—	24,390
Debt and preferred securities issuance costs	(5,113)	(411)	(3,424)
Net repayment of other debt	—	—	(403)

Net cash and cash equivalents used in financing activities	(33,180)	(49,342)	(270,069)
Cash paid for special charges	(969)	(6,092)	(5,040)
Cash flows from discontinued operations:
Operating activities	(62,273)	(171,551)	(271,236)
Investing activities	—	26,042	497,170
Financing activities	—	—	(19,786)

Net cash and cash equivalents provided by (used in) discontinued operations	(62,273)	(145,509)	206,148

Net increase (decrease) in cash and cash equivalents	156,714	(4,445)	(16,303)
Cash and cash equivalents—beginning of year	2,352	6,797	23,100

Cash and cash equivalents—end of year	$159,066	$2,352	$6,797

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1. Business and Basis of Presentation

        Caremark Rx, Inc., a Delaware corporation (the "Company"), is one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $5.6 billion for 2001. The Company's operations are conducted through its wholly-owned, indirect subsidiary, Caremark Inc. ("Caremark"). The Company's customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States. During the year ended December 31, 2001, the Company managed over 82 million prescriptions for individuals from over 1,200 organizations.

        The Company's pharmaceutical services are generally referred to as pharmacy benefit management ("PBM") services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. The Company dispenses prescription drugs to customers through a network of more than 50,000 third-party retail pharmacies and through its own mail service pharmacies. During 2001, the Company processed approximately 18.2 million prescriptions through its mail service pharmacies and processed approximately 63.8 million retail pharmacy claims.

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

        Certain prior year amounts have been reclassified to conform to the current year's presentation. Such reclassifications had no material effect on the Company's previously reported consolidated financial position, results of operations or cash flows.

2. Summary of Significant Accounting Policies

        Cash and Cash Equivalents.    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

        Investments in Equity Securities.    The Company's investments in equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income unless a decline in value is judged other than temporary. During the year ended December 31, 2000, the company determined that one of its investments had experienced a permanent decline in value, and, accordingly, recognized a loss of approximately $6.1 million. This loss is included in loss from discontinued operations in the accompanying consolidated statements of operations.

        Inventories.    Inventories, which are primarily finished goods, consist of prescription drugs, medical equipment and supplies and are stated at the lower of cost (first-in, first-out method) or market.

        Revenue Recognition.    The Company's net revenue is generated primarily by dispensing prescription drugs, either directly through its mail service pharmacies or indirectly through its retail network, and primarily includes amounts paid or payable by customers based on the cost of the prescription drugs dispensed to their beneficiaries plus administrative fees. Net revenues also include: (i) amounts paid or payable for certain disease management and health benefit management products recorded at predetermined contractual rates based on the achievement of certain criteria and (ii) amounts paid or payable for access to data in the Company's information systems recorded at predetermined contractual rates.

        Revenues from the dispensing of prescription drugs from the Company's pharmacies are recognized when each prescription is shipped. Revenues from sales of prescription drugs by pharmacies in the Company's nationwide third-party retail network and administrative fees are recognized when each claim is adjudicated using the Company's on-line claims processing system at the point-of-sale. Revenues for disease management, health benefit management, data access and other products are recognized based on the date of the Company's acquiring rights and incurring obligations under various fee-for-service arrangements. For the years ended December 31, 2001 and 2000, the Company had one customer contract which generated approximately $547.2 million and $463.3 million of net revenue, respectively.

        Oxford Mail Service Agreement Restructuring.    In November 2001, the Company and Oxford Health Plans ("Oxford") restructured their agreement, resulting in Oxford's paying the Company consideration totaling $20 million. This amount was reduced by approximately $1.6 million for contingent consideration payable to Oxford under the original agreement. Approximately $7.7 million of the remainder was applied to a related intangible asset with $10.7 million being deferred and amortized into revenue over the remaining life of the restructured agreement, which runs from January 1, 2002, through September 14, 2004.

        Recent Accounting Pronouncements.    In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revised the standard for accounting for transfers of financial assets and requires additional disclosures; however, it left intact most of the provisions of FASB Statement No. 125, under which the Company has previously accounted for its trade receivables sales facility transactions.

        FAS 140 is effective for all transfers and servicing of financial assets occurring after March 31, 2001; however, the expanded disclosure requirements of FAS 140 are effective for financial statements for fiscal years ending after December 15, 2000, and are reflected in Note 4, "Trade Receivables Sales Facility." The Company adopted the accounting requirements of FAS 140 on April 1, 2001. The adoption of FAS 140 had no material impact on the Company's financial position, results of operations or cash flows.

        In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Business combinations initiated after June 30, 2001, must be accounted for under the provisions of these two statements. The Company must also apply these provisions to previously recorded business combinations as of January 1, 2002. The principal provisions of FAS 141 and FAS 142 are as follows:

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

        Additionally, the FASB issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") during 2001. FAS 143 relates to obligations which generally are incurred in connection with the ownership of real property. The Company currently leases the substantial majority of its real property and, therefore, does not believe that the provisions of FAS 143 apply to its current operations.

        FAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. FAS 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

        The Company will adopt FAS 141, FAS 142, FAS 143 and FAS 144 on January 1, 2002, and expects the adoption of these standards to have no material impact on its financial condition, results of operations or cash flows.

3. Supplemental Cash Flow Information

        Supplemental information with respect to the Company's cash flows (including cash flows from discontinued operations) for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Cash paid during the period for:
Interest, net of interest income	$63,648	$100,481	$112,127

Income taxes, net of refunds received	$3,900	$5,239	$8,441

4. Trade Receivables Sales Facility

        The Company has sold an undivided percentage ownership interest in certain of its accounts receivable pursuant to a $150 million revolving period trade receivables sales facility with General Electric Capital Corporation ("GECC") as funding agent and The Chase Manhattan Bank ("Chase") as group agent (collectively referred to as the "conduit"). GECC's $125 million commitment under this facility expires in January 2006, and Chase's $25 million commitment expires in February 2003. At

December 31, 2001 and 2000, the conduit had purchased an interest in approximately $99.2 million and $99.4 million, respectively, of the trade accounts receivable owned by the Company's MP Receivables Company subsidiary. MP Receivables' retained interest in these accounts receivable, excluding the $20 million restricted capital amount described below, was approximately $183 million and $101 million at December 31, 2001 and 2000, respectively.

        Delinquent amounts and credit losses related to these receivables were not material at or during the year ended December 31, 2001. Sales of receivables into the facility during 2001, 2000 and 1999 resulted in the recognition of expenses of $4.0 million, $9.8 million and $6.2 million, respectively. These expenses are included in interest expense.

        The Company is required by the terms of the facility to maintain $20 million of net assets in MP Receivables. To comply with this requirement, the Company has classified $20 million of MP Receivables' retained interest in the trade accounts receivable subject to the facility as "Other assets" rather than "Accounts receivable" in the accompanying audited consolidated balance sheets. Additionally, this facility is structured so that the accounts receivable sold to the conduit are segregated from the remainder of the Company's assets. The collections on these receivables must be used to satisfy the conduit's interest in these receivables before they are available to be used by the Company to satisfy its other obligations.

        On April 1, 2001, the Company began accounting for the trade receivables sales facility under FAS 140. This change in accounting principles had no material effect on the substance of accounting transactions or financial statement presentation with respect to the trade receivables sales facility.

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

        Property and equipment consisted of the following at December 31, 2001 and 2000 (in thousands):

	December 31,
	2001	2000
Buildings and leasehold improvements	$38,750	$32,635
Equipment and computer software	178,695	151,723
Construction in progress	20,880	25,927

	238,325	210,285
Less accumulated depreciation	(118,814)	(99,965)

	$119,511	$110,320

        Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $24.1 million, $20.6 million and $21.2 million respectively.

6. Intangible Assets

        Intangible assets are primarily composed of costs associated with obtaining long-term debt financing, which are being amortized and included in interest expense systematically over the terms of the related debt agreements.

        Net intangible assets totaled $26.0 million and $35.2 million at December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, accumulated amortization totaled $12.4 million and $21.6 million, respectively. The portion of amortization expense related to debt issuance costs has been classified as interest expense and totaled $3.5 million, $6.3 million and $6.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization expense, net of amounts classified as interest expense, for the years ended December 31, 2001, 2000 and 1999 was $2.8 million, $2.6 million and $0.9 million, respectively.

7. Long-Term Debt and Operating Leases

        Information with respect to the Company's long-term debt at December 31, 2001 and 2000 is as follows (in thousands):

	December 31,
	2001	2000
Credit facility:
Term loan facility (4.93% at December 31, 2001)	$248,125	$27,668
Revolving facility	—	257,554

	248,125	285,222
7.375% senior notes due 2006 (1)	450,000	450,000

	698,125	735,222
Less: amounts due within one year	(2,500)	(1,875)

	$695,625	$733,347

1)
The fair value of these obligations, based on quoted market prices, was $447.8 million and $418.5 million at December 31, 2001 and 2000, respectively.

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

        The credit facility consists of: (i) a $250 million term loan facility ("Term Loan Facility") maturing on March 15, 2006 and (ii) a $300 million revolving credit facility ("Revolving Facility") maturing on March 15, 2005. The Company began making required principal payments of $625,000 per quarter with respect to the Term Loan Facility on June 1, 2001. At December 31, 2001, the Company had approximately $288 million available for borrowing under the Revolving Facility, exclusive of approximately $12 million reserved under letters of credit.

        Borrowings under the credit facility currently bear interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins. At the Company's option, or upon certain defaults or other events, borrowings under the credit facility may instead bear interest based on the prime rate plus varying margins.

        The credit facility provides for net cash proceeds received from certain asset sales to be used to reduce the outstanding debt under the Term Loan Facility. The Company is also required to repay the Term Loan Facility with 100% of the net cash proceeds received from certain issuances of equity or debt and with 50% of the excess cash flow (as defined in the credit facility) for each fiscal year. The Company will be required to make a payment of approximately $39 million in April 2002 with respect to the Term Loan Facility for excess cash flows for the year ended December 31, 2001. The Company expects to fund this payment through borrowings under the Revolving Facility.

        The credit facility contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of certain other indebtedness, pay dividends and other distributions or change the nature of its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions and defaults for any material judgement against the Company or change in control. The Company was in compliance with all debt covenants at December 31, 2001.

        Senior Notes.    The senior notes have an outstanding principal balance of $450 million, bear interest at 7 3/8% and mature October 8, 2006 (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year. The Senior Notes are not redeemable by the Company prior to maturity and are not entitled to the benefit of any mandatory sinking fund. The Senior Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future unsubordinated and unsecured obligations of the Company.

        The indenture for the Senior Notes contains, among other things, restrictions on subsidiary indebtedness, sale and leaseback transactions, and consolidation, merger and sale of substantially all assets of the Company. The Senior Notes are not guaranteed by any subsidiary. The indenture for the Senior Notes also contains restrictions on indebtedness secured by liens. To comply with this covenant, the Company has prospectively secured the Senior Notes on an equal and ratable basis with the credit facility.

        Other Debt Information.    Principal maturities of long-term debt payable under the Term Loan Facility, including the previously described payment due in 2002 under the excess cash flow requirement, and the Senior Notes at December 31, 2001, are as follows (in thousands):

2002	$41,661
2003	2,500
2004	2,500
2005	2,500
2006	648,964

Total	$698,125

        In addition, any amounts outstanding under the Revolving Facility are due in March 2005.

        Interest expense totaled $64.8 million, $97.7 million and $116.4 million in 2001, 2000 and 1999, respectively. Interest income totaled $0.7 million in each of 2001 and 2000 and $1.1 million in 1999. These amounts exclude $6.9 million of net interest expense allocated to discontinued operations for the year ended December 31, 1999.

        Operating Leases.    The Company leases substantially all of the real property used in its continuing operations. These leases are classified as operating leases and generally have five to fifteen year terms with renewal options. Total rent expense for the Company's continuing operations, consisting primarily of expenses for these leases and for leased computer equipment, was $19.3 million for the year ended December 31, 2001 and $16.9 million per year for each of the years ended December 31, 2000 and 1999. Future minimum lease payments under noncancelable operating leases with remaining terms of one year or more at December 31, 2001, are as follows (in thousands):

2002	$13,223
2003	10,358
2004	8,816
2005	8,386
2006	5,092
Thereafter	20,231

Total	$66,106

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

        Dividends on the Convertible Preferred Securities are cumulative and are payable in arrears. Dividend payments are due no later than the first day of each calendar quarter and accumulate at an annual rate of 7% of the liquidation amount of $50.00 per Convertible Preferred Security plus any accrued and unpaid dividends thereon. As of December 31, 2001, the Company had paid all dividends on the Convertible Preferred Securities on or in advance of their respective due dates.

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

9. Stockholders' Deficit

        Common Stock.    The Company's Third Restated Certificate of Incorporation provides that it may issue 400 million shares of common stock, par value $.001. As of December 31, 2001, 232.7 million shares of common stock were outstanding.

        During the year ended December 31, 2000, the Company issued approximately 29 million shares of common stock in conjunction with the maturity of its Threshold Appreciation Price Securities ("TAPS") for net cash proceeds of approximately $478.9 million.

        Rights Plan.    On March 1, 1995, the Company's Board of Directors declared a dividend, which was subsequently paid, of one preferred share purchase right (an "Original Right") for each then-outstanding share of the Company's common stock. Each share of the Company's common stock which was issued subsequent to the record date for this dividend payment carried with it a right equivalent to an Original Right such that each share of the Company's currently outstanding common stock also represents one preferred share purchase right. On February 1, 2000, the Original Rights were amended and restated in their entirety to represent a right (the "Rights") to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock of the Company, par value $.001 per share (the "Preferred Shares"), at a price of $52.00 per one one-hundredth of a Preferred Share, subject to adjustment. As of December 31, 2001, none of the Rights have been exercised.

        Preferred Stock.    The Company's Third Restated Certificate of Incorporation provides that it may issue 9.5 million shares of Preferred Stock, par value $0.001 and 0.5 million shares of Series C Junior Participating Preferred Stock, par value $0.001. As of December 31, 2001, there were no shares of preferred stock outstanding.

        Stock Options.    The Company offers participation in stock option plans to certain employees and individuals. Awarded options typically vest and become exercisable in incremental installments over a period of either two or four years and expire no later than ten years from the date of grant. The issuance of approximately 50.6 million shares is authorized under these plans, with approximately 15.5 million shares having been issued for option exercises as of December 31, 2001. Additional options to purchase approximately 25.4 million shares have been issued and remain outstanding, and approximately 9.7 million shares were available for future option grants at December 31, 2001.

        The following table summarizes stock option activity for the years ended December 31, 2001, 2000 and 1999:

	2001		2000		1999
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding:
Beginning of year	23,781	$7.97	21,755	$8.44	30,387	$9.69
Granted:
Price=Market	6,507	14.18	1,382	6.19	3,352	4.97
Price>Market	—	—	4,071	4.56	—	—
Exercised	(3,607)	4.91	(2,324)	3.17	(574)	3.00
Canceled/expired	(1,238)	15.94	(1,103)	12.50	(11,410)	11.06

End of year	25,443	9.60	23,781	7.97	21,755	8.44

Exercisable at end of year	19,610	9.02	14,289	5.66	13,523	6.02

Weighted-average fair value of options granted during the year:
Price=Market		$4.45		$2.85		$4.89
Price>Market		—		1.73		—

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
	Options Outstanding at 12/31/01		Weighted- Average Exercise Price	Options Exercisable at 12/31/01	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
Under $4.19	6,937	6.61	$3.30	6,021	$3.17
$4.19-$7.81	6,431	8.00	4.92	5,690	4.83
$7.82-$16.63	6,657	7.05	14.02	4,143	14.95
$16.64 and above	5,418	7.28	17.80	3,756	18.22

	25,443	7.22	9.60	19,610	9.02

        Earnings per share.    The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of income from continuing operations per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000	1999
Numerator
Income from continuing operations	$190,545	$104,695	$59,146
Less preferred security dividends	(13,217)	(13,250)	(3,255)

Basic numerator	177,328	91,445	55,891
Add preferred security dividends (1)	13,217	—	—

Diluted numerator	$190,545	$91,445	$55,891

Denominator
Average number of common shares outstanding (basic denominator)	224,740	206,042	190,734
Common stock equivalents:
Stock options	10,647	7,983	4,216
Convertible Preferred Securities (1)	26,850	—	—

Average number of common shares outstanding (diluted denominator)	262,237	214,025	194,950

Income from continuing operations per common share—basic	$0.79	$0.44	$0.29

Income from continuing operations per common share—diluted	$0.73	$0.43	$0.29

(1)
Conversion of the Convertible Preferred Securities is not reflected for the 2000 or 1999 periods due to the anti-dilutive effect of such presumed conversion. See Note 8, "Redeemable Preferred Stock."

        Options to purchase approximately 8.3 million shares of the Company's common stock at $15.10 to $26.19 per share were outstanding during the year ended December 31, 2001, but were excluded from the Company's computation of average number of common shares outstanding—diluted because the options' exercise prices were greater than the average market price of the common shares underlying such options during the period. Approximately 7.9 million of these options were outstanding at December 31, 2001.

        Fair value of stock options.    The Company accounts for options to purchase its common stock under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). When the Company adopted FAS 123, it elected to continue using the intrinsic value method of expense recognition contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, instead of the fair value method found in FAS 123, to account for employee stock options granted under its stock-based compensation plans.

        FAS 123 promotes the use of option valuation models, particularly the Black-Scholes model ("Black-Scholes"), to value employee stock options. Option valuation models rely on the use of highly subjective input variables to compute option values and presume that options valued thereunder derive significant value from being freely tradable. Options granted to the Company's employees under its stock-based compensation plans are not freely tradable, and the Company believes that this fact, coupled with the imprecision of applying subjective estimates of option lives and future stock prices, produces misleading results when option pricing models are used to value options to purchase common stock granted to the Company's employees under its stock-based compensation plans.

        The intrinsic value method requires the Company to recognize compensation expense based on the difference in the market price and the exercise price of options at their grant date. The exercise price of option grants under the Company's stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no compensation expense related to these options has been recognized in the accompanying consolidated financial statements.

        FAS 123 requires companies which elected to continue applying the intrinsic value method to disclose pro forma information regarding net income and earnings per share as if the Company had recognized compensation expense for employee stock options grants using the fair value method described therein. The pro forma impact of applying the FAS 123 fair value method on the Company's net loss to common stockholders and net loss per common share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2001	2000	1999
As reported:
Net income (loss) to common stockholders	$177.3	$(176.6)	$(143.4)

Net income (loss) per common share—basic	$0.79	$(0.86)	$(0.75)

Net income (loss) per common share—diluted	$0.73	$(0.82)	$(0.74)

Pro forma:
Net income (loss) to common stockholders	$159.3	$(187.8)	$(165.4)

Net income (loss) per common share—basic	$0.71	$(0.91)	$(0.87)

Net income (loss) per common share—diluted	$0.66	$(0.88)	$(0.85)

        The fair value of the Company's employee stock option grants was estimated using Black-Scholes with the following weighted-average assumptions:

	2001	2000	1999
Risk-free interest rate	3.00%	5.00%	5.465%
Expected volatility	0.55	0.88	4.1393
Expected option lives (years from vest date)	1.0	1.0	1.0

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

10. Income Tax Expense

        At December 31, 2001, the Company had a cumulative net operating loss ("NOL") carry forward for federal income tax purposes of approximately $2.0 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, these net operating loss carry forwards will expire on various dates through 2020, with approximately two-thirds of the total NOL carry forward amount expiring from 2018 to 2020. In addition to these NOL carry forwards, the Company has approximately $90 million of future additional income tax deductions related to its discontinued operations. The Company also has a federal alternative minimum tax credit carry forward of approximately $17 million, which may be used to offset its ordinary federal corporate income taxes in the future.

        Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Federal and state NOL carryforwards	$803,528	$825,093
Alternative minimum tax credit carryforward	19,308	17,092
Discontinued operations	35,161	50,903
Deferred revenue	4,269	803
Bad debts	7,246	7,254
Accrued employee benefits	13,776	10,880
Other accrued liabilities	12,695	5,371
Excess book depreciation	351	—

Gross deferred tax assets	896,334	917,396
Valuation allowance for deferred tax assets	(876,701)	(904,362)

	19,633	13,034
Deferred tax liabilities:
Amortization	16,640	11,700
Prepaids	2,873	337
Excess tax depreciation	—	823
Other	120	174

Gross deferred tax liabilities	19,633	13,034

Net deferred tax asset	$—	$—

        Because of the uncertainty of the ultimate realization of the net deferred tax asset, the Company has established a valuation allowance for the amount of the asset that is not otherwise used to offset deferred tax liabilities.

        The provision for income taxes related to continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$4,120	$—	$—
State	11,330	8,489	4,952

	15,450	8,489	4,952

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

	$15,450	$8,489	$4,952

        The differences between the provision for income taxes related to continuing operations and the amount computed by applying the statutory federal income tax rate to income from continuing operations before taxes were as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Federal tax at statutory rate	$67,472	$34,977	$21,295
Add (deduct):
State income tax, net of federal tax benefit	11,330	8,489	4,952
Tax benefit of NOL carryforward	(63,352)	(34,977)	(21,295)

	$15,450	$8,489	$4,952

        The Internal Revenue Service (the "Service") conducted an examination of the consolidated federal income tax return filed for Caremark International Inc. and its affiliated subsidiaries for taxable years ended December 31, 1992 through December 31, 1995. On June 30, 1999, the Service issued a tax assessment (plus interest) for the taxable years ended December 31, 1992 through 1995. On September 30, 1999, the Company filed with the Appeals Office of the Service a protest to the assessment appealing the findings of the Service. The Company does not believe that the ultimate resolution of this assessment will have a material adverse effect on the results of operations or financial position of the Company.

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

12. Discontinued Operations and Related Contingencies

        Overview.    On November 11, 1998, the Company announced that Caremark, which includes the PBM business, would become its core operating unit. The Company also announced its intent to divest its physician practice management ("PPM") and contract services businesses. As a result, in 1998 the Company restated its prior period financial statements to reflect these businesses, as well as the international operations sold during 1998, as discontinued operations. The accompanying statements of operations for the years ended December 31, 2000 and 1999 reflect charges for the loss on disposal of these discontinued operations of $268 million and $199.3 million, respectively.

        Results of Discontinued Operations—2000.    During the year ended December 31, 2000, the Company recorded a charge of $268.0 million as a result of its progress in completing the exit from its PPM operations. This charge included a $167.6 million adjustment in the net assets of the Company's remaining PPM operations and $100.4 million in adjustments to reserves for potential future obligations such as rents and litigation. These amounts are estimates, and actual costs could differ from those recorded.

        Results of Operations—1999.    During the year ended December 31, 1999, the Company recorded a charge of $199.3 million related to the net loss on the disposal of the PPM operations, including a $119.9 million adjustment to the impairment and write-off of intangibles and other PPM assets, an adjustment to the estimated costs to exit the PPM operations of approximately $73.6 million, and an adjustment of approximately $5.8 million related to the gain on the sale of the contract services business. For the year ended December 31, 1999, the Company's discontinued operations had net revenue of approximately $1.4 billion and an operating loss of approximately $165.0 million. The Company received net cash proceeds of $324.4 million and $316.8 million during 1999 from the sales of the PPM and contract services businesses, respectively. Net interest expense allocated to discontinued operations was $6.9 million for the year ended December 31, 1999

        California PPM Operations.    The Company's California PPM operations included MPN, a wholly-owned subsidiary of the Company and a healthcare service plan licensed by the State of California (the "State") under the Knox-Keene Health Care Service Plan Act of 1975. In March 1999, the California Department of Corporations (the "DOC") appointed a conservator and assumed control of the business operations of MPN. The conservator, purportedly on behalf of MPN, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court").

        The Company, MPN and representatives of the State subsequently executed an agreement to settle the dispute relating to MPN (as amended, the "Settlement Agreement"). The Company, various of its subsidiaries, MPN, certain managed physician practices and various health plans executed a supplemental agreement (as amended, the "Supplemental Plan Agreement"), pursuant to which, among other things, the parties agreed to subordinate, waive and/or release various claims against one another on the terms and conditions set forth therein. On September 14, 2000, the Bankruptcy Court entered an order which: (i) confirmed the Second Amended Chapter 11 Plan of MPN dated July 7, 2000 (the "Plan"); (ii) approved the Settlement Agreement; and (iii) approved the Supplemental Plan Agreement. Following the occurrence of the "Effective Date" of the Plan on October 16, 2000,

distributions commenced to the creditors of MPN from assets of MPN and from the Company pursuant to its funding commitment described in the Plan. Substantially all required distributions were completed during the fourth quarter of 2001.

        Remaining Obligations at December 31, 2001.    The net liabilities of discontinued operations ($14.7 million at December 31, 2001) represent primarily the remaining working capital deficiency of the Company's discontinued PPM subsidiaries. The Company has also accrued $72.3 million of estimated remaining discontinued operations exit costs, which are included in "Other accrued expenses and liabilities" ($51.5 million) and "Other long-term liabilities" ($20.8 million) in the accompanying consolidated balance sheet at December 31, 2001. The Company expects to pay the majority of these obligations in 2002. These amounts are estimates, and actual amounts could differ from those recorded.

        The Company retained numerous operating leases, primarily for administrative and office space, related to its discontinued operations. As of December 31, 2001, the cumulative gross rents related to such leases were approximately $132.8 million, with sublease arrangements of approximately $33.1 million in place. The Company has estimated the costs to terminate or sublease these facilities and has included the net amount in its accrual for remaining discontinued operations exit costs.

        Contingencies.    The Company and/or one or more of its subsidiaries, affiliates or managed physician practices is a party to certain claims and proceedings related to its discontinued operations, and the eventual outcome of these claims and proceedings could differ from the amounts accrued at December 31, 2001. Additionally, the Company has assigned to various parties approximately $114.8 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries, affiliates or managed physician practices remain named as guarantor or obligor on these lease obligations.

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

        In 1993, approximately 3,900 independent and retail chain pharmacies filed a group of antitrust lawsuits and a class action lawsuit against brand name pharmaceutical manufacturers, wholesalers and PBM companies. The Company's Caremark subsidiary was named as a defendant in a number of these lawsuits in 1994, but was not named in the class action lawsuit. The lawsuits, which were transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings, alleged that at least 24 pharmaceutical manufacturers provided unlawful price and service discounts to certain favored buyers and conspired among themselves to deny similar discounts to the plaintiffs in violation of the Sherman Act and the Robinson-Patman Act. The complaints that included Caremark charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from the manufacturers in violation of the Robinson-Patman Act. Each complaint sought unspecified treble damages, declaratory and equitable relief and attorney's fees and expenses.

        In April 1995, the court entered a stay of pretrial proceedings as to certain Robinson-Patman Act claims in this litigation, including the Robinson-Patman Act claims against Caremark, pending a trial of price discrimination claims brought by a limited number of plaintiffs against five defendants not including Caremark. The stay involving claims against Caremark remains in place. Numerous settlements by parties other than Caremark have been reached, including a partial settlement of the class action which provided for a cash payment of approximately $351 million by the settling manufacturers as well as a commitment to abide by certain injunctive provisions.

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

        Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions that have been made against it, there can be no assurance that pending lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of the Company's senior management, or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously defend each of its pending lawsuits. The Company believes that these lawsuits will not have a material adverse effect on its operating results or financial condition.

14. Corporate Liability and Insurance

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

15. Selected Quarterly Financial Data (Unaudited)

        The following tables set forth certain unaudited quarterly financial data for 2001 and 2000. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of normal recurring items) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Three Months Ended
	Dec. 31, 2001	Sep. 30, 2001	Jun. 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sep. 30, 2000	Jun. 30, 2000	Mar. 31, 2000
Net revenue	$1,486,241	$1,380,458	$1,373,388	$1,373,942	$1,203,223	$1,088,828	$1,083,904	$1,051,990
Operating expenses (1)	1,407,886	1,313,059	1,310,539	1,312,419	1,144,392	1,037,434	1,034,398	1,001,495
Interest expense, net	12,898	14,330	17,101	19,802	20,450	22,291	25,432	28,869

	1,420,784	1,327,389	1,327,640	1,332,221	1,164,842	1,059,725	1,059,830	1,030,364

Income from continuing operations before provision for income taxes	65,457	53,069	45,748	41,721	38,381	29,103	24,074	21,626
Provision for income taxes	4,910	3,980	3,431	3,129	2,879	2,182	1,807	1,621

Income from continuing operations	60,547	49,089	42,317	38,592	35,502	26,921	22,267	20,005
Preferred security dividends	3,304	3,304	3,305	3,304	3,502	3,273	3,255	3,220

Income from continuing operations available to common stockholders	57,243	45,785	39,012	35,288	32,000	23,648	19,012	16,785
Loss from discontinued operations	—	—	—	—	(70,000)	—	—	(198,000)

Net income (loss) to common stockholders	$57,243	$45,785	$39,012	$35,288	$(38,000)	$23,648	$19,012	$(181,215)

Average number of common shares outstanding—basic	226,041	225,411	224,639	222,925	222,002	209,502	201,202	191,250
Dilutive effect of stock options and warrants	9,850	10,886	10,505	10,523	10,505	9,350	6,414	2,437
Presumed conversion of convertible preferred securities (2)	26,850	26,850	26,850	26,850	26,850	—	—	—

Average number of common shares outstanding—diluted	262,741	263,147	261,994	260,298	259,357	218,852	207,616	193,687

Earnings per common share—basic:
Income from continuing operations	$0.25	$0.20	$0.17	$0.16	$0.14	$0.11	$0.09	$0.09

Loss from discontinued operations	$—	$—	$—	$—	$(0.32)	$—	$—	$(1.04)

Net income (loss)	$0.25	$0.20	$0.17	$0.16	$(0.17)	$0.11	$0.09	$(0.95)

Earnings per common share—diluted:
Income from continuing operations (2)	$0.23	$0.19	$0.16	$0.15	$0.14	$0.11	$0.09	$0.09

Loss from discontinued operations	$—	$—	$—	$—	$(0.27)	$—	$—	$(1.02)

Net income (loss) (2)	$0.23	$0.19	$0.16	$0.15	$(0.13)	$0.11	$0.09	$(0.94)

(1)
Includes: cost of revenues; selling, general and administrative expenses; depreciation and amortization.

(2)
Conversion of the Convertible Preferred Securities is not reflected for the first three quarters of 2000 periods due to the anti-dilutive effect of such presumed conversion. See Note 8, "Redeemable Preferred Stock."

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Caremark Rx, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Caremark Rx, Inc. (a Delaware corporation) and subsidiaries for the years ended December 31, 2001 and 2000, included in this Form 10-K and have issued our report thereon dated February 1, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II included in Item 14(a)(2) of the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements for the years ended December 31, 2001 and 2000 and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole for the years ended December 31, 2001 and 2000.

Birmingham, Alabama

February 1, 2002

S-1

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

        Deferred Income Tax Asset Valuation Allowance

		Additions Charged To
Year Ended	Balance at Beginning of Period	Costs and Expenses	Other	Deductions	Balance at End of Period
December 31, 2001	$904.4	$—	$—	$27.7	$876.7
December 31, 2000	$803.2	$101.2	$—	$—	$904.4
December 31, 1999	$736.0	$67.2	$—	$—	$803.2

S-2

QuickLinks

FORWARD LOOKING STATEMENTS
PART I
  Item 1. Business.
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CAREMARK RX, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS
REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
CAREMARK RX, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
CAREMARK RX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
CAREMARK RX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (In thousands)
CAREMARK RX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CAREMARK RX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (In millions)