Form 10-Q
period 2002-03-31
CAREMARK RX INC
filed 2002-05-14
CIK 1000736

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        As of April 30, 2002, the registrant had 234,110,559 shares (including 6,451,401 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

        In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Caremark Rx, Inc. ("Caremark Rx") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions. Unless the context indicates otherwise, the words "Company," "we," "our," and "us," whenever used in this Quarterly Report on Form 10-Q, refer collectively to Caremark Rx and its wholly-owned subsidiaries.

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

        "Forward-looking statements" are contained in this document and appear primarily under the captions: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings." Moreover, through our senior management, we may from time to time make "forward-looking statements" about matters described herein or about other matters concerning us.

        There are several factors which could adversely affect our operations and financial results, including, but not limited to, the following:

  Risks relating to our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various litigation surrounding the closure or sale of our Physician Practice Management ("PPM") business; risks relating to identification of and competition for growth and expansion opportunities; risks relating to declining reimbursement levels for products distributed; risks relating to exposure to liabilities in excess of our insurance; risks relating to compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; risks relating to adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; risks relating to adverse resolution of existing or future lawsuits; risks relating to costs of modification of our information systems to comply with privacy and electronic interchange standards mandated by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and risks relating to our liquidity and capital requirements.

        More detailed discussions of certain of these risk factors can be found in our Annual Report on Form 10-K for the year ended December 31, 2001, under the captions: "Business—Government Regulation", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

i

CAREMARK RX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets—March 31, 2002 (Unaudited) and December 31, 2001	2
	Condensed Consolidated Statements of Operations (Unaudited)—Three Months Ended March 31, 2002 and 2001	3
	Condensed Consolidated Statements of Cash Flows (Unaudited)—Three Months Ended March 31, 2002 and 2001	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk		18
PART II—OTHER INFORMATION
Item 1. Legal Proceedings		19
Item 2. Changes in Securities and Use of Proceeds		19
Item 6. Exhibits and Reports on Form 8-K		19

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$241,122	$159,066
Accounts receivable, less allowances for doubtful accounts of $19,569 in 2002 and $18,865 in 2001	323,376	324,086
Inventories	142,583	146,362
Prepaid expenses and other current assets	7,608	10,375
Current assets of discontinued operations	7,684	7,565

Total current assets	722,373	647,454
Property and equipment, net of accumulated depreciation of $125,502 in 2002 and $118,814 in 2001	119,728	119,511
Intangible assets, net of accumulated amortization of $13,192 in 2002 and $12,401 in 2001	25,350	26,018
Other assets	77,145	77,714
Non-current assets of discontinued operations	2,906	2,974

Total assets	$947,502	$873,671

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$461,459	$444,301
Other accrued expenses and liabilities	208,863	204,534
Income taxes payable	4,895	3,033
Current portion of long-term debt	2,500	2,500
Current liabilities of discontinued operations	22,293	24,489

Total current liabilities	700,010	678,857
Long-term debt, net of current portion	695,000	695,625
Other long-term liabilities	56,852	70,916
Long-term liabilities of discontinued operations	926	740

Total liabilities	1,452,788	1,446,138
Commitments and contingencies
Convertible Preferred Securities	200,000	200,000
Stockholders' deficit:
Common stock, $.001 par value per share; 400,000 shares authorized; issued—233,877 shares in 2002 and 232,652 shares in 2001	234	233
Additional paid-in capital	1,399,608	1,395,246
Shares held in trust—6,467 in 2002 and 6,472 in 2001	(104,258)	(104,581)
Accumulated deficit	(2,000,870)	(2,063,365)

Total stockholders' deficit	(705,286)	(772,467)

Total liabilities and stockholders' deficit	$947,502	$873,671

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these balance sheets.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Net revenue	$1,614,117	$1,373,942
Operating expenses:
Cost of revenues	1,490,850	1,270,755
Selling, general and administrative expenses	36,842	34,922
Depreciation and amortization	6,692	6,742
Interest expense, net	12,171	19,802

Income before provision for income taxes	67,562	41,721
Provision for income taxes	5,067	3,129

Net income	62,495	38,592
Preferred security dividends	3,304	3,304

Net income to common stockholders	$59,191	$35,288

Average number of common shares outstanding:
Basic	226,824	222,925

Diluted	264,001	260,298

Net income per common share—basic	$0.26	$0.16

Net income per common share—diluted	$0.24	$0.15

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activites:
Net income	$62,495	$38,592
Adjustments for non-cash items:
Depreciation and amortization	6,692	6,742
Non-cash interest expense	706	1,414
Changes in operating assets and liabilities, net of effects of acquisitions or disposals of businesses	30,560	37,979

Net cash and cash equivalents provided by continuing operations	100,453	84,727
Cash flows from investing activities:
Capital expenditures, net	(6,902)	(14,022)
Cash flows from financing activities:
Proceeds from issuance of equity securities, net	7,990	1,679
Net repayments under credit facility	(625)	(35,222)
Long-term debt issuance costs	(123)	(4,812)
Accounts receivable sales	—	10,888
Dividend payments on Convertible Preferred Securities	(3,500)	—
Other	—	108

Net cash and cash equivalents provided by (used in) financing activities	3,742	(27,359)
Cash used in discontinued operations	(15,237)	(14,769)
Cash paid for special charges	—	(587)

Net increase in cash and cash equivalents	82,056	27,990
Cash and cash equivalents—beginning of period	159,066	2,352

Cash and cash equivalents—end of period	$241,122	$30,342

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

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

        The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet of the Company at December 31, 2001, has been derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements and footnote disclosures should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, which appear in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2002.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

Note 2. Income Taxes

        At December 31, 2001, the Company had a cumulative net operating loss carryforward ("NOL") of approximately $2.0 billion available to reduce future amounts of taxable income, including amounts generated through March 31, 2002. If not utilized to offset future taxable income, this NOL will expire on various dates through 2020, with approximately two-thirds of the total NOL amount expiring from 2018 to 2020. In addition to this NOL, the Company had approximately $90 million of future additional income tax deductions related to its discontinued operations at December 31, 2001. The Company also has a federal alternative minimum tax credit carry forward of approximately $17 million, which may be used to offset its ordinary federal corporate income taxes in the future.

        GAAP requires the Company to record a valuation allowance against the deferred tax asset associated with this NOL if it is more likely than not that the deferred tax asset will not be utilized to offset future taxes. Due to many factors, including the uncertainties associated with projecting future income, the size of the NOL carryforward in relation to our history of unprofitable operations and to continuing uncertainties surrounding our discontinued operations, the Company has recorded a valuation allowance for the full amount of its net deferred tax asset.

        Significant variations exist in the customary relationship between income tax expense and pretax income because the Company has utilized net operating loss carryforwards ("NOLs") to offset its taxable federal income and certain taxable state income. Consequently, the Company has provided for income taxes at a rate of 7.5%, which represents its aggregate effective state tax and federal alternative minimum tax rate.

Note 3. Trade Receivables Sales Facility

        The Company has sold an undivided percentage ownership interest in certain of its accounts receivable pursuant to a $150 million revolving period trade receivables sales facility with General Electric Capital Corporation ("GECC") as funding agent and The Chase Manhattan Bank ("Chase") as group agent (collectively referred to as the "conduit"). GECC's $125 million commitment under this facility expires in January 2006, and Chase's $25 million commitment expires in February 2003. At March 31, 2002 and December 31, 2001, the conduit had purchased an interest in approximately $99.2 million of the trade accounts receivable owned by the Company's MP Receivables Company subsidiary. MP Receivables' retained interest in these accounts receivable, excluding the $20 million restricted capital amount described below, was approximately $150 million and $183 million at March 31, 2002 and December 31, 2001, respectively.

        The Company is required by the terms of the facility to maintain $20 million of net assets in MP Receivables. To comply with this requirement, the Company has classified $20 million of MP Receivables' retained interest in the trade accounts receivable subject to the facility as "Other assets" rather than "Accounts receivable" in the accompanying condensed consolidated balance sheets. Additionally, this facility is structured so that the accounts receivable sold to the conduit are segregated from the remainder of the Company's assets. The collections on these receivables must be used to satisfy the conduit's interest in these receivables before they are available to be used by the Company to satisfy its other obligations.

Note 4. Long-term Debt

        The Company's long-term debt at March 31, 2002, and December 31, 2001, consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
Credit facility:
Term loan facility (4.91% at March 31, 2002)	$247,500	$248,125
Revolving facility	—	—

	247,500	248,125
7.375% senior notes due 2006	450,000	450,000

	697,500	698,125
Less: amounts due within one year	(2,500)	(2,500)

	$695,000	$695,625

        Credit Facility.    The Company has a credit facility with Bank of America, N.A. as administrative agent. The credit facility is guaranteed by the Company's material subsidiaries, including Caremark, and the Company and its material subsidiaries have granted a lien on substantially all of their respective current and future personal property and pledged the capital stock of Caremark International Inc., the parent company of Caremark, as security for amounts outstanding.

        The credit facility consists of: (i) a $250 million term loan facility ("Term Loan Facility") maturing on March 15, 2006 and (ii) a $300 million revolving credit facility ("Revolving Facility") maturing on March 15, 2005. At March 31, 2002, the Company had approximately $288 million available for borrowing under the Revolving Facility, exclusive of approximately $12 million reserved under letters of credit.

        Borrowings under the credit facility currently bear interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins. At the Company's option, or upon certain defaults or other events, borrowings under the credit facility may instead bear interest based on the prime rate plus varying margins.

        The credit facility contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions or change the nature of its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions and defaults for any material judgment or change in control. The Company was in compliance with all debt covenants at March 31, 2002.

        On April 11, 2002, the Company amended and restated the credit facility. See Note 9, "Subsequent Events."

Note 5. Redeemable Preferred Stock

        In September 1999, the Company, through its wholly-owned subsidiary, Caremark Rx Capital Trust I (the "Trust"), privately placed 4.0 million shares ($200.0 million aggregate face value) of 7% shared preference redeemable securities ("Convertible Preferred Securities"). The sole assets of the Trust, which has no business operations apart from administration of the Convertible Preferred Securities, are the 7% convertible subordinated debentures of the Company, maturing October 1, 2029, with a principal amount of $206.2 million (the "Trust Debentures"). The Trust is the sole holder of the Trust Debentures.

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

        Dividends on the Convertible Preferred Securities are cumulative and are payable in arrears. Dividend payments are due no later than the first day of each calendar quarter and accumulate at an annual rate of 7% of the liquidation amount of $50.00 per Convertible Preferred Security plus any accrued and unpaid dividends thereon. As of March 31, 2002, the Company had paid all dividends on the Convertible Preferred Securities on or in advance of their respective due dates.

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

Note 6. Earnings Per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of net income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator
Net income	$62,495	$38,592
Less preferred security dividends	(3,304)	(3,304)

Basic numerator	59,191	35,288
Add preferred security dividends	3,304	3,304

Diluted numerator	$62,495	$38,592

Denominator
Average number of common shares outstanding (basic denominator)	226,824	222,925
Common stock equivalents:
Stock options	10,327	10,523
Convertible Preferred Securities	26,850	26,850

Average number of common shares outstanding (diluted denominator)	264,001	260,298

Net income per common share — basic	$0.26	$0.16

Net income per common share — diluted	$0.24	$0.15

        Options to purchase approximately 5.4 million shares of the Company's common stock at $16.79 to $26.19 per share were outstanding at and during the three months ended March 31, 2002, but were excluded from the Company's computation of average number of common shares outstanding—diluted because the options' exercise prices were greater than the average market price of the common shares underlying such options during the period.

Note 7. Discontinued Operations and Related Contingencies

        Overview.    On November 11, 1998, the Company announced that Caremark, which operates the Company's pharmacy benefit management ("PBM") business, would become its core operating unit. The Company also announced its intent to divest its physician practice management and contract services businesses. As a result, in 1998 the Company restated its prior period financial statements to reflect these businesses, as well as the international operations sold during 1998, as discontinued operations.

        Remaining Obligations.    The net liabilities of discontinued operations ($12.6 million at March 31, 2002) represent primarily the remaining working capital deficiency of the Company's discontinued subsidiaries. The Company has also accrued $59.1 million of estimated remaining discontinued operations exit costs, which are included in "Other accrued expenses and liabilities" ($51.2 million) and "Other long-term liabilities" ($7.9 million) in the accompanying unaudited condensed consolidated balance sheet at March 31, 2002. The Company expects to pay the majority of these obligations throughout the remainder of 2002. These amounts are estimates, and actual amounts could differ from those recorded.

        Contingencies.    The Company and/or one or more of its subsidiaries, affiliates or managed physician practices is a party to certain claims and proceedings related to its discontinued operations, and the eventual outcome of these claims and proceedings could differ from the amounts accrued at March 31, 2002. Additionally, the Company has assigned to various parties approximately $109.7 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries, affiliates or managed physician practices remain named as guarantor or obligor on these lease obligations.

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

        On May 9, 2002 and May 10, 2002, Caremark received administrative subpoenas duces tecum issued by the U.S. Attorney's Office in Boston, Massachusetts. The U.S. Attorney's Office has informed Caremark's counsel that the two subpoenas are related and that Caremark is not presently a target of the investigation. The subpoenas appear to focus primarily on Caremark's relationship with TAP Pharmaceuticals, including TAP's drugs Lupron and Prevacid. Caremark believes it is in compliance, in all material respects, with all laws and regulations applicable to its business practices and intends to cooperate with the subpoenas. Caremark cannot predict the purpose or outcome of the investigation at this time.

        On April 2, 2002, the Company was served with a purported private class action lawsuit which was filed in the United States District Court, Central District of California, on March 22, 2002. The lawsuit, which is similar to pending litigation recently filed against other PBM companies, alleges that the Company acts as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and that the Company has breached certain purported fiduciary duties under ERISA. The lawsuit seeks unspecified monetary damages and injunctive relief. The Company believes that it has meritorious defenses to this lawsuit and intends to vigorously defend these claims.

        In 1993, approximately 3,900 independent and retail chain pharmacies filed a group of antitrust lawsuits and a class action lawsuit against brand name pharmaceutical manufacturers, wholesalers and PBM companies. Caremark was named as defendant in a number of these lawsuits in 1994, but was not named in the class action. The complaints that named Caremark, which were transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings, charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from pharmaceutical manufacturers in violation of the Robinson-Patman Act. Each complaint sought unspecified treble damages, declaratory and equitable relief and attorney's fees and expenses. The claims against Caremark were stayed in 1995 and have remained stayed. Numerous settlements among the parties other than Caremark have been reached. It is expected that the proceedings on the remaining class action claims and other claims not involving Caremark will move forward to trial and likely will precede the trial of any Robinson-Patman Act claims against Caremark.

        Pursuant to the Provider Self-Disclosure Protocol of the Office of Inspector General ("OIG"), the Company has conducted a voluntary investigation of the practices of an affiliate which is included in the Company's discontinued operations and was known as Home Health Agency of Greater Miami, doing business as AmCare ("AmCare"). The investigation uncovered several potentially inappropriate practices by certain managers at AmCare, some of which may have resulted in overpayments from federal programs for AmCare's home health services. The Company has since terminated these managers, ceased AmCare's operations, and reported the matter to the OIG. While the resolution of this matter is as yet unknown, it is likely that the government will determine that overpayments were made which require repayment by the Company. The Company's estimates of the repayments due have been accrued in the accompanying condensed consolidated financial statements.

        Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions that have been made against it, there can be no assurance that pending lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of the Company's senior management, or that the resolution of the lawsuits will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously defend each of its pending lawsuits. The Company does not believe that any of these lawsuits will have a material adverse effect on the operating results and financial condition of the Company.

Note 9. Subsequent Events

        Credit Facility Modifications.    On April 11, 2002, the Company amended and restated its credit facility to revise certain features included therein. Significant changes made under this amendment and restatement were as follows:

  •
  With respect to the Term Loan Facility, the interest rate margin was decreased by 0.75%;

  •
  The mandatory prepayment covenants for excess cash flows and equity issuances were removed, and the mandatory prepayment covenant for asset sale and indebtedness proceeds was reduced to 75% from 100%;

  •
  Certain exceptions to the limitations on amounts available for acquisitions of/investments in businesses, capital expenditures, dividends and stock buybacks and permitted liens were increased; and

  •
  The capital stock of Choice Source (as defined) was pledged as security for amounts outstanding upon consummation of the Choice Source acquisition.

        The removal of the mandatory prepayment covenant for excess cash flows resulted in a revision to scheduled Term Loan Facility principal payments from amounts previously reported. The revised Term Loan Facility principal payment schedule is as follows (in thousands):

Remainder of 2002	$1,875
2003	2,500
2004	2,500
2005	2,500
2006	238,125

$247,500

        Choice Source Acquisition.    On April 30, 2002, the Company acquired all of the outstanding capital stock of seven corporations under common control and collectively doing business as Choice Source Therapeutics ("Choice Source"). Choice Source distributes pharmaceutical products, primarily those used for the treatment of hemophilia, to customers located in the U.S. and Puerto Rico. The Company paid aggregate consideration of $48.5 million at closing and funded the acquisition of Choice Source from cash on hand.

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2002

        The purpose of the following management's discussion and analysis of financial condition and results of operations ("MD&A") is to help facilitate an understanding of the significant factors influencing our historical operating results, financial condition and cash flows and also to convey management's expectations of the potential impact of known trends, events or uncertainties that may materially impact future results. This MD&A contains "forward-looking statements" as described on page i of this Quarterly Report on Form 10-Q.

        Our MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q. Additionally, the reader is also encouraged to refer to our audited consolidated financial statements and notes thereto and MD&A, including our critical accounting policies, for the year ended December 31, 2001, which appear in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 20, 2002.

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

Factors That May Affect Future Results

        Our future operating results and financial condition are dependent on our ability to market our services profitably, successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including: (i) our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various litigation surrounding the closure or sale of our PPM business; (ii) identification of and competition for growth and expansion opportunities; (iii) declining reimbursement levels for products distributed; (iv) exposure to liabilities in excess of our insurance; (v) compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; (vi) adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; (vii) adverse resolution of existing or future lawsuits; (viii) costs of modifications of our information systems to comply with HIPAA privacy and electronic interchange standards and (ix) liquidity and capital requirements. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition.

        There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Note 8, "Contingencies" to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

        The following tables set forth selected unaudited information about our results of continuing operations for each of the three month periods ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001	Increase/(Decrease)
	(Dollars in thousands, except per share amounts)
Net revenue	$1,614,117	$1,373,942	$240,175	17.5%
Operating expenses:
Cost of revenues	1,490,850	1,270,755	220,095	17.3%
Selling, general and administrative expenses	36,842	34,922	1,920	5.5%
Depreciation and amortization	6,692	6,742	(50)	-0.7%
Interest expense, net	12,171	19,802	(7,631)	-38.5%

Income before provision for income taxes	67,562	41,721	25,841	61.9%
Provision for income taxes	5,067	3,129	1,938	61.9%

Net income	$62,495	$38,592	$23,903	61.9%

Net income per common share—diluted	$0.24	$0.15	$0.09	60.0%

Operating Income (1)	$79,733	$61,523	$18,210	29.6%

Operating margin	4.94%	4.48%

EBITDA (2)	$86,425	$68,265	$18,160	26.6%

EBITDA margin	5.35%	4.97%

Pharmacy claims processed (millions):
Mail	4.9	4.4	0.5	9.6%
Retail	17.8	16.3	1.5	9.5%

	22.7	20.7	2.0	9.5%

(1)
We define Operating Income as net revenue less cost of revenue; selling, general and administrative expenses and depreciation and amortization.

(2)
We define EBITDA as net revenue less cost of revenue and selling, general and administrative expenses.

Results of operations for 2002 compared to 2001

        Net Revenue.    The growth in net revenue in 2002 was due primarily to new customer contracts which began on January 1, 2002, offset by losses of existing customers (referred to as "net new business"). The growth in net revenue in 2002 was also influenced by: (i) retention and growth of existing customers; (ii) additional services provided to existing customers; (iii) increases in the volume of pharmacy claims processed; and (iv) drug cost inflation offset by increased availability and utilization of generic equivalent drugs.

        The impact of the expiration of patents for two high-utilization drugs is reflected in the 2002 period, and several similar patents held by other inventors or manufacturers are scheduled to begin expiring in the near future. These patent expirations had, and we expect future patent expirations to have, the effect of lowering net revenue as prescriptions begin to be filled with generic equivalent drugs instead of the formerly-patented drugs; however, based on our experience to date we believe that our gross margins and overall profitability should be favorably impacted due to the associated lower cost of the generic equivalent drugs.

        Cost of Revenues.    Cost of revenues increased on an absolute basis due to increases in net new business coupled with the other factors cited above for the increase in net revenue. Cost of revenues decreased slightly as a percentage of revenues, reflecting primarily the impact of increased generic utilization as referred to above.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased on an absolute basis in 2002 to support the overall growth in our business but decreased, from 2.5% to 2.3%, as a percentage of net revenue. This decrease as a percentage of net revenue reflects our continued focus on leveraging our existing infrastructure to grow our business.

        Depreciation and Amortization.    Depreciation and amortization was relatively constant in both periods due to increases in depreciation expense offset by a reduction in amortization expense associated with the November 2001 restructuring of our contract with Oxford Health Plans. In 2002, we implemented the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" concerning discontinuance of amortization of previously acquired goodwill; however, the implementation of this standard had no material impact on our amortization expense.

        Interest Expense, Net.    The decrease in net interest expense in 2002 resulted primarily from a reduction in both interest rates applicable to and amounts due under our credit facility and our trade receivables sales facility, both of which are subject to variable interest rates.

        Provision for Income Taxes.    Our effective combined federal and state tax rate was 7.5% for both the 2002 and 2001 periods. This effective rate is significantly below the statutorily enacted corporate income tax rates applicable to our taxable income for each period and is the result of: (i) the tax NOL carryforwards discussed below and (ii) state tax planning strategies which will allow us to utilize our consolidated state tax NOLs in certain states.

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

        The following tables set forth selected information concerning our liquidity and capital resources and changes therein at and for the three months ended March 31, 2002 (in millions):

Net cash and cash equivalents provided by (used in):
Continuing operations	$100.4
Investing activities	(6.9)
Financing activities	3.7
Discontinued operations	(15.2)

Net increase in cash and cash equivalents for the three months ended March 31, 2002	82.0
Cash and cash equivalents—December 31, 2001	159.1

Cash and cash equivalents—March 31, 2002	$241.1

Net working capital (deficiency) (1):
December 31, 2001	$(31.4)

March 31, 2002	$22.4

	March 31, 2002	December 31, 2001
Long-term debt:
Fixed-rate debt	$450.0	$450.0

Variable-rate debt	$247.5	$248.1

Availability under revolving credit facility	$288.0	$288.0

(1)
Working capital equals total current assets minus total current liabilities

        Cash Flows from Continuing Operations.    Our performance relative to cash and cash equivalents provided by continuing operations for the three months ended March 31, 2002, resulted from factors discussed above related to income from continuing operations coupled with focused management of working capital.

        Cash Flows from Investing Activities.    Cash flows from investing activities for the three months ended March 31, 2002, consist entirely of capital expenditures.

        Cash Flows from Financing Activities.    During the three months ended March 31, 2002, we received net proceeds of $8.0 million from issuance of our common stock under employee benefit plans, including exercises of non-qualified stock options. These proceeds were offset primarily by payments of preferred security dividends of $3.5 million and principal payments on long-term debt of $625,000.

        Cash Flows from Discontinued Operations.    In addition to the amounts paid through March 31, 2002, to service liabilities which arose from our discontinued PPM operations, we have accrued approximately $72 million of remaining net liabilities related to our discontinued operations. We expect to pay approximately $50 million of this accrued amount during the remainder of 2002 with the majority of the remaining amount being paid in 2003. These amounts are estimates, and actual amounts could differ from those recorded.

        Working Capital.    We have historically operated with negative working capital due to: (i) the sale of accounts receivable under our trade receivables sales facility and (ii) the inclusion of net current liabilities related to our discontinued operations in the computation of working capital. The increase in working capital from December 31, 2001 to March 31, 2002, is due primarily to our operating cash flow performance during the period offset by payments of discontinued operations liabilities.

        Credit Facility.    We have a $550 million credit facility with Bank of America, N.A. as administrative agent which was put in place on March 15, 2001 and amended and restated on April 11, 2002. This credit facility consists of a $300 million revolving credit facility maturing in March 2005 and a $250 million term loan facility maturing in March 2006.

        At March 31, 2002, borrowings under the credit facility bore interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins and consisted of outstanding term loans of $245 million. At March 31, 2002, we had approximately $288 million available for borrowing under the revolving credit facility, exclusive of approximately $12 million reserved under letters of credit.

        The credit facility is guaranteed by our material subsidiaries and secured by certain liens and pledges, contains prepayment provisions with respect to certain cash proceeds and contains restrictive covenants. The security interests, guarantees and covenants applicable to the credit facility are described in further detail in Note 4, "Long-Term Debt and Operating Leases" and Note 9, "Subsequent Events" to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

        Senior Notes.    Our senior notes are in an aggregate principal amount of $450 million and bear interest at 7.375% annually, with all principal amounts due in October 2006. The indenture for the senior notes contains, among other things, restrictions on subsidiary indebtedness, sale and leaseback transactions, consolidations, mergers and sales of assets. The senior notes are not guaranteed by any subsidiary. The indenture for the senior notes also contains restrictions on indebtedness secured by liens. To comply with this covenant, we have secured the senior notes on an equal and ratable basis with the credit facility.

        Trade Receivables Sales Facility.    We have sold an undivided percentage ownership interest in certain of our accounts receivable pursuant to a $150 million revolving period trade receivables sales facility with General Electric Capital Corporation ("GECC") as funding agent and The Chase Manhattan Bank ("Chase") as group agent (collectively referred to as the "conduit"). GECC's $125 million commitment under this facility expires in January 2006, and Chase's $25 million commitment expires in February 2003. At both March 31, 2002 and December 31, 2001, the conduit had purchased an interest in approximately $99.2 million of trade accounts receivable owned by our MP Receivables Company subsidiary. MP Receivables' retained interest in these accounts receivable, excluding the $20 million restricted capital amount described below, was approximately $150 million and $183 million at March 31, 2002 and December 31, 2001, respectively.

        We are required by the terms of the facility to maintain $20 million of net assets in MP Receivables. To comply with this requirement, we have classified $20 million of MP Receivables' retained interest in the trade accounts receivable subject to the facility as "Other assets" rather than "Accounts receivable" in the accompanying condensed consolidated balance sheets. Additionally, this facility is structured so that the accounts receivable sold to the conduit are segregated from the remainder of our assets. The collections on these receivables must be used to satisfy the conduit's interest in these receivables before they are available to be used by us to satisfy our other obligations.

Outlook

        Liquidity and Capital Resources Overview.    Currently, our liquidity needs arise primarily from: (i) funding discontinued operations (including the funding of any retained liabilities); (ii) commitments related to financing obtained through the issuance of long-term debt and our Convertible Preferred Securities; (iii) working capital requirements and (iv) capital expenditures. Additionally, subject to certain restrictions in the credit facility, we have acquired businesses, and may continue to acquire additional businesses in the future, and could fund any such acquisition using cash on hand or availability under our revolving credit facility. We believe that our cash flows from operations and amounts available for borrowing under our revolving credit facility are sufficient to meet our liquidity needs.

        Anticipated Changes in Accounts Receivable Sales.    Based on our operating cash flow performance for the three months ended March 31, 2002, and our expectations of cash flows for the remainder of the year, it is likely that we will reduce the conduit's net investment in our accounts receivable to a level which is significantly lower than the $99.2 million level at March 31, 2002 and December 31, 2001. This change would have the effect of increasing the carrying amount of accounts receivable on our balance sheet as well as certain common accounts receivable-based ratios like days sales outstanding. Our results of operations would not be impacted by this anticipated change.

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

        Discontinued Operations.    Future cash needed to fund the remaining net liabilities of discontinued operations and estimated exit costs, which was estimated to be approximately $72 million, in aggregate, at March 31, 2002, will be funded by cash flows from continuing operations and by borrowings under the revolving credit facility or sales of accounts receivable under the trade receivables sales facility. We believe that these sources will be sufficient to fund these payments, which we expect to total approximately $50 million over the remainder of 2002, with the majority of the remaining amount expected to be paid in 2003.

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

        We adopted FAS 141, FAS 142, FAS 143 and FAS 144 on January 1, 2002, and the adoption of these standards had no material impact on our financial condition, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility and for the discount on revolving sales of accounts receivable under our trade receivables sales facility. Our earnings and the market value of our fixed-rate debt are subject to change as a result of movements in market interest rates. At March 31, 2002, we had $344.2 million of obligations which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at March 31, 2002, would result in an increase in annual interest expense of $3.4 million, presuming that obligations subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on our outstanding obligations and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On May 9, 2002 and May 10, 2002, we received administrative subpoenas duces tecum issued by the U.S. Attorney's Office in Boston, Massachusetts. The U.S. Attorney's Office has informed our counsel that the two subpoenas are related and that we are not presently a target of the investigation. The subpoenas appear to focus primarily on our relationship with TAP Pharmaceuticals, including TAP's drugs Lupron and Prevacid. We believe we are in compliance, in all material respects, with all laws and regulations applicable to our business practices and intend to cooperate with the subpoenas. We cannot predict the purpose or outcome of the investigation at this time.

        On April 2, 2002, we were served with a purported private class action lawsuit which was filed in the United States District Court, Central District of California, on March 22, 2002. The lawsuit, which is similar to pending litigation recently filed against other pharmacy benefit management companies, alleges that we act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and that we have breached certain purported fiduciary duties under ERISA. The lawsuit seeks unspecified monetary damages and injunctive relief. We believe that we have meritorious defenses to this lawsuit and intend to vigorously defend these claims.

        We are also party to certain other legal proceedings as described in Note 8, "Contingencies" to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and hereby incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

        On March 11, 2002, we amended and restated the Rights Agreement governing our Preference Share Purchase Rights, which are registered on the New York Stock Exchange. The general effects of the modifications made under this amendment and restatement upon the rights of holders of these securities were that: (i) First Union National Bank, a North Carolina corporation, was appointed as Rights Agent and (ii) certain of the rights and responsibilities of the Rights Agent were refined.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit No.
4.1	—	Second Amended and Restated Rights Agreement, dated as of March 11, 2002, between Caremark Rx, Inc., and First Union National Bank, including exhibits thereto, which was filed as Exhibit 4.1 to Amendment No.1 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 8, 2002, is hereby incorporated herein by reference.
10.1	—
Amended and Restated Credit Agreement, dated as of April 11, 2002, among the Company; the Initial Lender Parties named therein; J.P. Morgan Securities Inc.; Wachovia Bank, National Association; Bank of America Securities LLC and Bank of America, N.A.
10.2	—	Consulting and Non-Compete Agreement, dated February 19, 2002, by and among the Company and John Arlotta.
10.3	—	First Amendment to Amended and Restated Employment Agreement, dated February 19, 2002, by and between the Company and James H. Dickerson, Jr.
10.4	—	Second Amendment to Employment Agreement, dated February 19, 2002, by and between the Company and Edward L. Hardin, Jr.
(b)
Reports on Form 8-K. The Company filed no current reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREMARK RX, INC.
By:	/s/ HOWARD A. MCLURE Howard A. McLure Executive Vice President and Chief Financial Officer

Date: May 14, 2002

QuickLinks

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
CAREMARK RX, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q INDEX
CAREMARK RX, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
CAREMARK RX, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share amounts)
CAREMARK RX, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands, except per share amounts)
CAREMARK RX, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002 (Unaudited)
CAREMARK RX, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS March 31, 2002
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
SIGNATURES