Form 10-Q
period 2002-06-30
CAREMARK RX INC
filed 2002-08-14
CIK 1000736

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        As of July 31, 2002, the registrant had 235,234,954 shares (including 6,428,838 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

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

        "Forward-looking statements" are contained in this document. Moreover, through our senior management, we may from time to time make "forward-looking statements" about matters described herein or about other matters concerning us.

        There are several factors which could adversely affect our operations and financial results, including, but not limited to, the following:

  Risks relating to our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various litigation surrounding the closure or sale of our Physician Practice Management ("PPM") business; risks relating to identification of, and competition for, growth and expansion opportunities; risks relating to declining reimbursement levels for products distributed; risks relating to exposure to liabilities in excess of our insurance; risks relating to compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; risks relating to adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; risks relating to adverse resolution of existing or future lawsuits; risks relating to costs of modification of our information systems to comply with privacy and electronic interchange standards mandated by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and risks relating to our liquidity and capital requirements.

        More detailed discussions of certain of these risk factors can be found in our Annual Report on Form 10-K for the year ended December 31, 2001, under the captions: "Business—Government Regulation", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

i

CAREMARK RX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,539	$159,066
Accounts receivable, less allowances for doubtful accounts of $22,361 in 2002 and $18,865 in 2001	456,992	324,086
Inventories	146,046	146,362
Prepaid expenses and other current assets	7,982	10,375
Current assets of discontinued operations	6,226	7,565

Total current assets	787,785	647,454
Property and equipment, net of accumulated depreciation of $132,772 in 2002 and $118,814 in 2001	119,543	119,511
Intangible assets, net of accumulated amortization of $14,187 in 2002 and $12,401 in 2001	69,979	26,018
Other non-current assets	76,064	77,714
Non-current assets of discontinued operations	2,649	2,974

Total assets	$1,056,020	$873,671

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$504,197	$444,301
Other accrued expenses and liabilities	196,492	204,534
Income taxes payable	4,263	3,033
Current portion of long-term debt	2,500	2,500
Current liabilities of discontinued operations	24,346	24,489

Total current liabilities	731,798	678,857
Long-term debt, net of current portion	696,875	695,625
Other long-term liabilities	56,814	70,916
Long-term liabilities of discontinued operations	—	740

Total liabilities	1,485,487	1,446,138
Commitments and contingencies
Convertible Preferred Securities	200,000	200,000
Stockholders' deficit:
Common stock, $.001 par value per share; 400,000 shares authorized; issued—235,079 shares in 2002 and 232,652 shares in 2001	235	233
Additional paid-in capital	1,402,592	1,395,246
Shares held in trust—6,446 in 2002 and 6,472 in 2001	(103,920)	(104,581)
Accumulated deficit	(1,928,374)	(2,063,365)

Total stockholders' deficit	(629,467)	(772,467)

Total liabilities and stockholders' deficit	$1,056,020	$873,671

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these balance sheets.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenue	$1,626,466	$1,373,388	$3,240,583	$2,747,330
Operating expenses:
Cost of revenues	1,488,061	1,268,032	2,978,911	2,538,787
Selling, general and administrative expenses	41,075	36,104	77,917	71,026
Depreciation and amortization	7,311	6,403	14,003	13,145
Interest expense, net	11,645	17,101	23,816	36,903

Income before provision for income taxes	78,374	45,748	145,936	87,469
Provision for income taxes	5,878	3,431	10,945	6,560

Net income	72,496	42,317	134,991	80,909
Preferred security dividends	3,305	3,305	6,609	6,609

Net income to common stockholders	$69,191	$39,012	$128,382	$74,300

Average number of common shares outstanding—basic	228,115	224,639	227,473	223,827

Average number of common shares outstanding—diluted	265,895	261,994	264,973	261,193

Net income per common share—basic	$0.30	$0.17	$0.56	$0.33

Net income per common share—diluted	$0.27	$0.16	$0.51	$0.31

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30,
	2002	2001
Cash flows from continuing operations:
Net income	$134,991	$80,909
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	14,003	13,145
Non-cash interest expense	1,597	2,113
Changes in operating assets and liabilities, net of effects of acquisitions and disposals of businesses	36,344	37,534

Net cash provided by continuing operations	186,935	133,701
Cash flows from investing activities:
Capital expenditures, net	(13,881)	(20,713)
Acquisitions of businesses, net of cash acquired	(49,039)	—

Net cash used in investing activities	(62,920)	(20,713)
Cash flows from financing activities:
Proceeds from issuance of equity securities, net	14,618	8,591
Net proceeds (repayments) under credit facility	1,250	(35,847)
Long-term debt issuance costs	(1,230)	(5,084)
Net proceeds (repayments) under trade receivables sales facility	(99,200)	14,388
Dividend payments on Convertible Preferred Securities	(7,000)	(3,392)

Net cash used in financing activities	(91,562)	(21,344)
Cash used in discontinued operations	(20,980)	(32,389)
Cash paid for special charges	—	(876)

Net increase in cash and cash equivalents	11,473	58,379
Cash and cash equivalents—beginning of period	159,066	2,352

Cash and cash equivalents—end of period	$170,539	$60,731

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(Unaudited)

Note 1. Business and Basis of Presentation

        Caremark Rx, Inc., a Delaware corporation (the "Company"), is one of the largest pharmaceutical services companies in the United States. The Company's operations are conducted primarily through its wholly-owned, indirect subsidiary, Caremark Inc. ("Caremark"). The Company's customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States.

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

        The Company generates its net revenue primarily from dispensing prescription drugs, either directly through its mail service pharmacies or indirectly through its network of third-party retail pharmacies. The Company recognizes revenues from prescription drugs dispensed by its mail service pharmacies, and under retail network contracts where it is the principal, on a gross basis at the prescription prices (ingredient cost plus dispensing fee) negotiated with the Company's customers. Net revenue includes: (i) the portion of this amount paid directly to the Company by the customer, (ii) the portion of this amount paid to either the Company ("Mail Copayments") or a third-party pharmacy in its retail network ("Retail Copayments") by individual participants in customers' benefit plans and (iii) administrative fees.

        Revenues from the dispensing of prescription drugs from the Company's mail service pharmacies are recognized when each prescription is shipped. Revenues from sales of prescription drugs by pharmacies in the Company's third-party retail network and associated administrative fees are recognized when each claim is adjudicated using the Company's on-line claims processing system at the point-of-sale.

        The Company's cost of revenues includes the cost of pharmaceuticals dispensed, either directly through the Company's mail service pharmacies or indirectly through its network of third-party retail pharmacies, and the operating costs of the Company's mail service pharmacies, customer service operations and related information technology support, excluding depreciation and/or amortization. The cost of pharmaceuticals dispensed component of cost of revenues consists of: (i) the cost of products purchased from manufacturers or distributors and shipped to participants in customers' benefit plans from the Company's mail service pharmacies, net of any associated volume-related or other purchase discounts and (ii) the cost of products distributed through the Company's third-party retail network under contracts where it is the principal, net of any associated volume-related or other purchase discounts, and including Retail Copayments.

Note 2. Acquisition of Choice Source Therapeutics

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

        The Company recorded the acquisition of Choice Source using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, "Business Combinations." The Company recorded approximately $4.3 million of net working capital, $7.3 million of identifiable intangible assets (currently being amortized over an estimated aggregate useful life of fifteen years) and $37.2 million of goodwill in the initial purchase price allocation for Choice Source. These amounts are estimates; the working capital amount is subject to a working capital settlement calculation under which the Company is liable to pay additional consideration equal to the amount by which net working capital exceeds $3.5 million, and the intangible asset allocation and estimated useful life is subject to the outcome of an independent appraisal which the Company expects to be completed by December 31, 2002. The Company's condensed consolidated financial statements include the results of operations of Choice Source beginning May 1, 2002.

Note 3. Income Taxes

        At December 31, 2001, the Company had a cumulative net operating loss carryforward ("NOL") of approximately $2.0 billion available to reduce future amounts of taxable income, including amounts generated through June 30, 2002. If not utilized to offset future taxable income, this NOL will expire on various dates through 2020, with approximately two-thirds of the total NOL amount expiring from 2018 to 2020. In addition to this NOL, the Company had approximately $90 million of future additional income tax deductions related to its discontinued operations at December 31, 2001. The Company also has a federal alternative minimum tax credit carry forward of approximately $17 million, which may be used to offset its ordinary federal corporate income taxes in the future.

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

        Significant variations exist in the customary relationship between income tax expense and pretax income because the Company has utilized its NOL to offset its taxable federal income and certain taxable state income. Consequently, the Company has provided for income taxes at a rate of 7.5%, which represents its aggregate effective state and federal tax rate.

Note 4. Trade Receivables Sales Facility

        The Company has arranged to sell an undivided percentage ownership interest in certain of its accounts receivable pursuant to a $150 million revolving period trade receivables sales facility with General Electric Capital Corporation ("GECC") as funding agent and The Chase Manhattan Bank ("Chase") as group agent (collectively referred to as the "conduit"). GECC's $125 million commitment under this facility expires in January 2006, and Chase's $25 million commitment expires in February 2003. At December 31, 2001, the conduit had purchased an interest in approximately $99.2 million of the trade accounts receivable owned by MP Receivables Company, a wholly-owned, indirect subsidiary of the Company which is included in the accompanying unaudited condensed consolidated financial statements. MP Receivables' retained interest in these accounts receivable, excluding the $20 million restricted capital amount described below, was approximately $183 million at December 31, 2001.

        During the six months ended June 30, 2002, the Company repaid the conduit $99.2 million so that the conduit's interest in the Company's accounts receivable was reduced to zero. The Company retains full availability of amounts committed under the trade receivables sales facility.

        The Company is required by the terms of the trade receivables sales facility to maintain $20 million of net assets in MP Receivables. To reflect the impact of this requirement, the Company has classified $20 million of MP Receivables' retained interest in the trade accounts receivable subject to the facility as "Other non-current assets" rather than "Accounts receivable" in the accompanying condensed consolidated balance sheets. Additionally, this facility is structured so that the accounts receivable underlying the undivided percentage ownership interest sold to the conduit are segregated from the remainder of the Company's assets. The collections on these receivables must be used to satisfy the conduit's interest therein before they are available to be used by the Company to satisfy its other obligations.

Note 5. Long-term Debt

        The Company's long-term debt at June 30, 2002, and December 31, 2001, consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Credit facility:
Term loan facility (4.09% at June 30, 2002)	$249,375	$248,125
Revolving facility	—	—

	249,375	248,125
7.375% senior notes due 2006	450,000	450,000

	699,375	698,125
Less: amounts due within one year	(2,500)	(2,500)

	$696,875	$695,625

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

        The credit facility consists of: (i) a $250 million term loan facility maturing on March 15, 2006 and (ii) a $300 million revolving credit facility maturing on March 15, 2005. At June 30, 2002, the Company had approximately $281.1 million available for borrowing under the revolving facility, exclusive of approximately $18.9 million reserved under letters of credit.

        Borrowings under the credit facility currently bear interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins. At the Company's option, or upon certain defaults or other events, borrowings under the credit facility may instead bear interest based on the prime rate plus varying margins.

        The credit facility contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions or change the nature of its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions and defaults for any material judgment or change in control. The Company was in compliance with all debt covenants at June 30, 2002.

        On April 11, 2002, the Company amended and restated its credit facility to revise certain features included therein. Significant changes made under this amendment and restatement were as follows:

  •
  With respect to the term loan facility, the interest rate was decreased by 0.75%;

  •
  The mandatory prepayment covenants for excess cash flows and equity issuances were removed, and the mandatory prepayment covenant for asset sale and indebtedness proceeds was reduced to 75% from 100%;

  •
  Certain exceptions to the limitations on amounts available for acquisitions of/investments in businesses, capital expenditures, dividends and stock buybacks and permitted liens were increased; and

  •
  The capital stock of Choice Source was pledged as security for amounts outstanding upon consummation of the Choice Source acquisition.

        The removal of the mandatory prepayment covenant for excess cash flows resulted in a revision to scheduled term loan facility principal payments from amounts previously reported. The revised term loan facility principal payment schedule is as follows (in thousands):

Remainder of 2002	$1,250
2003	2,500
2004	2,500
2005	2,500
2006	240,625

$249,375

Note 6. Redeemable Preferred Stock

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

        Dividends on the Convertible Preferred Securities are cumulative and are payable in arrears. Dividend payments are due no later than the first day of each calendar quarter and accumulate at an annual rate of 7% of the liquidation amount of $50.00 per Convertible Preferred Security plus any accrued and unpaid dividends thereon. As of June 30, 2002, the Company had paid all dividends on the Convertible Preferred Securities on or in advance of their respective due dates.

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

Note 7. Earnings Per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of net income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator
Net income	$72,496	$42,317	$134,991	$80,909
Less preferred security dividends	(3,305)	(3,305)	(6,609)	(6,609)

Basic numerator	69,191	39,012	128,382	74,300
Add preferred security dividends	3,305	3,305	6,609	6,609

Diluted numerator	$72,496	$42,317	$134,991	$80,909

Denominator
Average number of common shares outstanding (basic denominator)	228,115	224,639	227,473	223,827
Common stock equivalents:
Stock options	10,930	10,505	10,650	10,516
Convertible Preferred Securities	26,850	26,850	26,850	26,850

Average number of common shares outstanding (diluted denominator)	265,895	261,994	264,973	261,193

Net income per common share — basic	$0.30	$0.17	$0.56	$0.33

Net income per common share — diluted	$0.27	$0.16	$0.51	$0.31

        Options to purchase approximately 2.9 million shares of the Company's common stock at $18.00 to $26.19 per share were outstanding at and during the six months ended June 30, 2002, but were excluded from the Company's computation of average number of common shares outstanding—diluted because the options' exercise prices were greater than the average market price of the common shares underlying such options during the period.

Note 8. Discontinued Operations and Related Contingencies

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

        Remaining Obligations.    The net liabilities of discontinued operations ($15.5 million at June 30, 2002) represent primarily the remaining working capital deficiency of the Company's discontinued subsidiaries. The Company has also accrued $54.5 million of estimated remaining discontinued operations exit costs, which are included in "Other accrued expenses and liabilities" ($46.6 million) and "Other long-term liabilities" ($7.9 million) in the accompanying unaudited condensed consolidated balance sheet at June 30, 2002. The Company expects to pay the majority of these obligations throughout the remainder of 2002. These amounts are estimates, and actual amounts could differ from those recorded.

        Pursuant to the Provider Self-Disclosure Protocol of the Office of Inspector General ("OIG"), the Company has conducted a voluntary investigation of the practices of an affiliate which is included in the Company's discontinued operations and was known as Home Health Agency of Greater Miami, doing business as AmCare ("AmCare"). The investigation uncovered several potentially inappropriate practices by certain managers at AmCare, some of which may have resulted in overpayments from federal programs for AmCare's home health services. The Company has since terminated these managers, ceased AmCare's operations, and reported the matter to the OIG. While the resolution of this matter is as yet unknown, it is likely that the government will determine that overpayments were made which require repayment by the Company. The Company's estimates of the repayments due are included in the Company's accrual for discontinued operations exit costs referred to above.

        Contingencies.    The Company and/or one or more of its subsidiaries, affiliates or managed physician practices is a party to certain claims and proceedings related to its discontinued operations. The eventual outcome of these claims and proceedings could differ from the amounts accrued at June 30, 2002, and, if different, could result in the Company's recording additional losses on the disposal of its discontinued operations. Additionally, the Company has assigned to various parties approximately $104.6 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries, affiliates or managed physician practices remain named as guarantor or obligor on these lease obligations.

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

        On April 2, 2002, the Company was served with a purported private class action lawsuit which was filed in the United States District Court, Central District of California. The Company was subsequently served on May 29, 2002 with a virtually identical lawsuit, containing the same types of allegations, which was also filed in the United States District Court, Central District of California. These lawsuits, which are similar to pending litigation recently filed against other pharmacy benefit management companies, allege that we act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and that we have breached certain purported fiduciary duties under ERISA. The lawsuits seek unspecified monetary damages and injunctive relief. We believe that we have meritorious defenses to these lawsuits and intend to vigorously defend these claims.

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
June 30, 2002

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

        Our pharmaceutical services are generally referred to as pharmacy benefit management, or "PBM," services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. We dispense prescription drugs on behalf of our customers through our three large, automated mail service pharmacies and our 21 smaller regional mail service pharmacies as well as through a nationwide network composed of over 50,000 independent retail pharmacies.

        We generate our net revenue primarily from dispensing prescription drugs, either directly through our mail service pharmacies or indirectly through our network of third-party retail pharmacies. See Note 1, "Business and basis of presentation" to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional information concerning our revenue recognition policies.

Factors That May Affect Future Results

        Our future operating results and financial condition are dependent on our ability to market our services profitably, successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including: (i) our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various litigation surrounding the closure or sale of our PPM business; (ii) identification of, and competition for, growth and expansion opportunities; (iii) declining reimbursement levels for products distributed; (iv) exposure to liabilities in excess of our insurance; (v) compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; (vi) adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; (vii) adverse resolution of existing or future lawsuits; (viii) costs of modifications of our information systems to comply with HIPAA privacy and electronic interchange standards and (ix) liquidity and capital requirements. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition.

        There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Note 9, "Contingencies" to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

        The following tables set forth selected unaudited information about our results of continuing operations for each of the three-month and the six-month periods ended June 30, 2002 and 2001. Unless otherwise noted, the discussion of factors influencing significant changes in individual line items following these tables refers to both the three-month and six-month periods:

	Three Months Ended June 30,
	2002	2001	Increase/(Decrease)
	(Dollars in thousands, except per share amounts)
Net revenue	$1,626,466	$1,373,388	$253,078	18.4%
Operating expenses:
Cost of revenues	1,488,061	1,268,032	220,029	17.4%
Selling, general and administrative expenses	41,075	36,104	4,971	13.8%
Depreciation and amortization	7,311	6,403	908	14.2%
Interest expense, net	11,645	17,101	(5,456)	-31.9%

Income before provision for income taxes	78,374	45,748	32,626	71.3%
Provision for income taxes	5,878	3,431	2,447	71.3%

Net income	$72,496	$42,317	$30,179	71.3%

Net income per common share—diluted	$0.27	$0.16	$0.11	68.8%

Operating income (1)	$90,019	$62,849	$27,170	43.2%

Operating margin	5.53%	4.58%

EBITDA (2)	$97,330	$69,252	$28,078	40.5%

EBITDA margin	5.98%	5.04%

Net cash provided by continuing operations	$86,482	$48,974	$37,508	76.6%

Pharmacy claims processed (millions):
Mail	4.9	4.5	0.4	8.9%
Retail	17.2	15.7	1.5	9.1%

	22.1	20.2	1.9	9.1%

Retail-adjusted pharmacy claims (3)	31.6	29.0	2.6	9.0%

Revenue per retail-adjusted pharmacy claim (3)	$51.42	$47.32	$4.10	8.7%

EBITDA per retail-adjusted pharmacy claim (2), (3)	$3.08	$2.39	$0.69	29.0%

	Six Months Ended June 30,
	2002	2001	Increase/(Decrease)
	(Dollars in thousands, except per share amounts)
Net revenue	$3,240,583	$2,747,330	$493,253	18.0%
Operating expenses:
Cost of revenues	2,978,911	2,538,787	440,124	17.3%
Selling, general and administrative expenses	77,917	71,026	6,891	9.7%
Depreciation and amortization	14,003	13,145	858	6.5%
Interest expense, net	23,816	36,903	(13,087)	-35.5%

Income before provision for income taxes	145,936	87,469	58,467	66.8%
Provision for income taxes	10,945	6,560	4,385	66.8%

Net income	$134,991	$80,909	$54,082	66.8%

Net income per common share—diluted	$0.51	$0.31	$0.20	64.5%

Operating Income (1)	$169,752	$124,372	$45,380	36.5%

Operating Margin	5.24%	4.53%

EBITDA (2)	$183,755	$137,517	$46,238	33.6%

EBITDA margin	5.67%	5.01%

Net cash provided by continuing operations	$186,935	$133,701	$53,234	39.8%

Pharmacy claims processed (millions):
Mail	9.8	8.9	0.9	9.2%
Retail	35.0	32.0	3.0	9.3%

	44.8	40.9	3.9	9.3%

Retail-adjusted pharmacy claims (3)	63.7	58.3	5.4	9.3%

Revenue per retail-adjusted pharmacy claim (3)	$50.87	$47.12	$3.75	8.0%

EBITDA per retail-adjusted pharmacy claim (2), (3)	$2.88	$2.36	$0.52	22.3%

(1)
We define Operating Income as net revenue less cost of revenue; selling, general and administrative expenses and depreciation and amortization. Our presentation of Operating Income is subject to the same limitations as our presentation of EBITDA as described at (2) below.

(2)
EBITDA consists of earnings before interest income/expense, taxes, depreciation and amortization. EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flow from operations data as measured under United States generally accepted accounting principles. The items excluded from EBITDA are significant components of our statement of income, and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA, and the associated year-to-year trends, should not be considered in isolation. We believe that EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance, and the ability to incur and service debt and make capital expenditures. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies.

(3)
Retail-adjusted pharmacy claims normalize the claims volume statistic for the difference in 90-days' supply for mail claims and 30-days' supply for retail claims. Retail-adjusted pharmacy claims are calculated by multiplying 90-day claims by 3 and adding the 30-day claims to the product.

Results of operations for the periods ended June 30, 2002 compared to the same periods in 2001

        Net Revenue.    The growth in net revenue in the 2002 periods was due primarily to an increase in the volume of retail-adjusted pharmacy claims processed (9.0% quarter-to-date and 9.3% year-to-date), which was driven by new customer contracts which began on January 1, 2002, offset by losses of existing customers (referred to as "net new business"). Additionally, drug cost inflation and changes in the mix of products distributed, offset by increased availability and utilization of generic equivalent drugs, resulted in a net increase (8.7% quarter-to-date and 8.0% year-to-date) in revenue per retail-adjusted pharmacy claim. The growth in net revenue in the 2002 periods was also influenced by: (i) retention and growth of existing customers and (ii) the acquisition of Choice Source, which generated approximately $7.1 million of net revenue in the 2002 periods. Our net revenue for the quarter and the six months ended June 30, 2002, includes payments of $215.2 million and $440.3 million, respectively, which were made directly by customers to the pharmacies in our independent retail network. These amounts totaled $195.1 million, $183.8 million, $178.8 million and $189.6 million for the quarterly periods ended March 31 2001, June 30, 2001, September 30, 2001, and December 31, 2001, respectively.

        The impact of the expiration of patents for two high-utilization drugs is reflected in the 2002 periods. These patent expirations had the effect of lowering our growth in net revenue by approximately 1.9% for the quarter-to-date period and 1.7% for the year-to-date period as prescriptions began to be filled with generic equivalent drugs instead of the formerly-patented drugs; however, our gross margins and overall profitability were favorably impacted due to the associated lower cost of the generic equivalent drugs.

        According to independent data provided by IMS Health, the patents on branded drugs with total sales of over $20 billion in 2001 are expected to expire during the next three years. We believe that our revenue growth will continue to be negatively impacted by these patent expirations; however, we also believe, based on our experience to date, that our gross margins and overall profitability should be favorably impacted as generic equivalent drugs supplant the formerly patented drugs.

        Cost of Revenues.    Cost of revenues increased on an absolute basis due to increases in net new business coupled with the other factors cited above for the increase in net revenue. Cost of revenues decreased as a percentage of revenues, reflecting primarily the impact of: (i) a shift in the mix of products sold toward those with higher margins, including generic drugs and those used for treatment of certain chronic conditions like hemophilia, multiple sclerosis and hepatitis C and (ii) leveraging our cost of service (i.e. pharmacy operating costs, customer service operations, etc.) over a larger revenue base.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased on an absolute basis in the 2002 periods to support the overall growth in our business and includes increases due to the Choice Source acquisition; however, selling, general and administrative expenses decreased as a percentage of net revenue in both periods. This decrease as a percentage of net revenue reflects our continued focus on leveraging our existing infrastructure to grow our business.

        Depreciation and Amortization.    Depreciation and amortization increased in the 2002 periods due primarily to the timing of capital expenditures being placed in service coupled with the acquisition of Choice Source, offset by a reduction in amortization expense associated with the November 2001 restructuring of our contract with Oxford Health Plans. In 2002, we implemented the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" concerning discontinuance of amortization of previously acquired goodwill; however, the implementation of this standard had no material impact on our amortization expense.

        Interest Expense, Net.    The decrease in net interest expense in the 2002 periods resulted primarily from a reduction in both interest rates applicable to and amounts due under our credit facility and our trade receivables sales facility, both of which are subject to variable interest rates.

        Provision for Income Taxes.    Our effective combined federal and state tax rate was 7.5% for all periods presented. This effective rate is significantly below the statutorily enacted corporate income tax rates applicable to our taxable income for each period and is the result of: (i) the tax NOL carryforwards discussed below and (ii) state tax planning strategies which will allow us to utilize our consolidated state tax NOLs in certain states.

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

        The following tables set forth selected unaudited information concerning our liquidity and capital resources and changes therein at and for the six months ended June 30, 2002 (in millions):

Net cash provided by (used in):
Continuing operations	$186.9
Investing activities	(62.9)
Financing activities	(91.6)
Discontinued operations	(21.0)

Net increase in cash and cash equivalents for the six months ended June 30, 2002	11.4
Cash and cash equivalents—December 31, 2001	159.1

Cash and cash equivalents—June 30, 2002	$170.5

Net working capital (deficiency) (1):
December 31, 2001	$(31.4)

June 30, 2002	$56.0

	June 30, 2002	December 31, 2001
Long-term debt:
Fixed-rate debt	$450.0	$450.0

Variable-rate debt	$249.4	$248.1

Availability under revolving credit facility	$281.1	$288.0

(1)
Working capital equals total current assets minus total current liabilities

        Cash Flows from Continuing Operations.    Our performance relative to net cash provided by continuing operations for the six months ended June 30, 2002, resulted from factors discussed above related to income from continuing operations coupled with focused management of working capital.

        Cash Flows from Investing Activities.    Cash flows from investing activities for the six months ended June 30, 2002, consist of $13.9 million of capital expenditures and $49 million of cash outflows associated with the Choice Source acquisition.

        Cash Flows from Financing Activities.    During the six months ended June 30, 2002, we received net proceeds of $14.6 million from issuance of our common stock under employee benefit plans including exercises of non-qualified stock options. These proceeds were offset primarily by payments of $99.2 million under our trade receivables sales facility plus preferred security dividends of $7 million.

        Cash Flows from Discontinued Operations.    In addition to the amounts paid through June 30, 2002, to service liabilities which arose from our discontinued PPM operations, we have accrued approximately

$70 million of remaining net liabilities related to our discontinued operations. We expect to pay approximately $45 million of this accrued amount during the remainder of 2002 with the majority of the remaining amount being paid in 2003. These amounts are estimates, and actual amounts could differ from those recorded.

        Working Capital.    We have historically operated with negative working capital due to: (i) the sale of interests in our accounts receivable under our trade receivables sales facility and (ii) the inclusion of net current liabilities related to our discontinued operations in the computation of working capital. The increase in working capital from December 31, 2001 to June 30, 2002, is due primarily to our operating cash flow performance during the period offset by amounts paid to acquire Choice Source and payments of discontinued operations liabilities.

        Credit Facility.    We have a $550 million credit facility with Bank of America, N.A. as administrative agent which was put in place on March 15, 2001 and amended and restated on April 11, 2002. This credit facility consists of a $300 million revolving credit facility maturing in March 2005 and a $250 million term loan facility maturing in March 2006.

        At June 30, 2002, borrowings under the credit facility bore interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins and consisted of outstanding term loans of $249.4 million. At June 30, 2002, we had approximately $281.1 million available for borrowing under the revolving credit facility, exclusive of approximately $18.9 million reserved under letters of credit.

        The credit facility is guaranteed by our material subsidiaries and secured by certain liens and pledges, contains prepayment provisions with respect to certain cash proceeds and contains restrictive covenants. The security interests, guarantees and covenants applicable to the credit facility are described in further detail in Note 5, "Long-term Debt" to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

        Trade Receivables Sales Facility.    We have sold an undivided percentage ownership interest in certain of our accounts receivable pursuant to a $150 million revolving period trade receivables sales facility with General Electric Capital Corporation ("GECC") as funding agent and The Chase Manhattan Bank ("Chase") as group agent (collectively referred to as the "conduit"). GECC's $125 million commitment under this facility expires in January 2006, and Chase's $25 million commitment expires in February 2003. At December 31, 2001, the conduit had purchased an interest in approximately $99.2 million of trade accounts receivable owned by MP Receivables Company, our wholly-owned, indirect subsidiary which is included in the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. MP Receivables' retained interest in these accounts receivable, excluding the $20 million restricted capital amount described below, was approximately $183 million at December 31, 2001.

        During the six months ended June 30, 2002, the Company repaid the conduit $99.2 million so that the conduit's interest in the Company's accounts receivable was reduced to zero. The Company retains full availability of amounts committed under the trade receivables sales facility.

        We are required by the terms of the trade receivables sales facility to maintain $20 million of net assets in MP Receivables. To reflect the impact of this requirement, we have classified $20 million of MP Receivables' retained interest in the trade accounts receivable subject to the facility as "Other non-current assets" rather than "Accounts receivable" in the accompanying condensed consolidated balance sheets. Additionally, this facility is structured so that the accounts receivable underlying the undivided percentage ownership interest sold to the conduit are segregated from the remainder of our assets. The collections on these receivables must be used to satisfy the conduit's interest therein before they are available to be used by us to satisfy our other obligations.

Outlook

        Liquidity and Capital Resources Overview.    Currently, our liquidity needs arise primarily from: (i) funding discontinued operations (including the funding of any retained liabilities); (ii) commitments related to financing obtained through the issuance of long-term debt and our Convertible Preferred Securities; (iii) working capital requirements (iv) capital expenditures and (v) the periodic repurchase of our common stock pursuant to our stock repurchase program discussed further below. Additionally, subject to certain restrictions in the credit facility, we have acquired businesses, and may continue to acquire additional businesses in the future, and could fund any such acquisition using cash on hand, availability under our trade receivables sales facility or our revolving credit facility, or a combination thereof. We believe that our cash flows from operations and amounts available under our trade receivables sales facility and our revolving credit facility are sufficient to meet our liquidity needs.

        On July 1, 2002, we announced that we had adopted a plan to repurchase up to $150 million of our common stock on the open market. These repurchases will occur at times and in amounts permitted under our credit facility. We have begun to implement this program and have repurchased approximately 355,000 shares to date.

        Changes in Accounts Receivable Sales.    Our operating cash flow performance for the six months ended June 30, 2002, was sufficient to enable us to reduce the conduit's net investment in our accounts receivable to zero from the $99.2 million net investment held by the conduit at December 31, 2001. This change had the effect of increasing the carrying amount of accounts receivable on our balance sheet as well as certain common accounts receivable-based ratios like days sales outstanding. Our results of operations were not impacted by this change.

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

        Discontinued Operations.    Future cash needed to fund the remaining net liabilities of discontinued operations and estimated exit costs, which was estimated to be approximately $70 million, in aggregate, at June 30, 2002, will be funded by cash flows from continuing operations and by borrowings under the revolving credit facility or sales of interests in our accounts receivable under the trade receivables sales facility. We believe that these sources will be sufficient to fund these payments, which we expect to total approximately $45 million over the remainder of 2002, with the majority of the remaining amount expected to be paid in 2003.

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

        Management continues to review the likelihood of realizing the benefit of our deferred tax assets in light of our recent levels of profitability coupled with continued resolution of uncertainties surrounding our discontinued operations, and it is possible that an adjustment to the deferred tax asset valuation allowance may be made in future periods. If management were to determine that such an adjustment was necessary, we would adjust the valuation allowance to reflect the estimated net realizable value of the deferred tax asset at that time. This amount may continue to be significantly below the gross amount of the deferred tax asset. We would then provide for income taxes at a rate equal to the effective enacted federal and state tax rates applicable to our income, which would approximate 40% under current tax rates, rather than the 7.5% rate currently being used. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility and for the discount on revolving sales of accounts receivable under our trade receivables sales facility. Our earnings and the fair value of our fixed-rate debt are subject to change as a result of movements in market interest rates. At June 30, 2002, we had $249.4 million of obligations which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at June 30, 2002, would result in an increase in annual interest expense of $2.5 million, presuming that obligations subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on our outstanding obligations and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is party to certain legal proceedings as described in Note 9, "Contingencies" to its unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and hereby incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on May 7, 2002. The sole matter voted upon by the Company's stockholders at this meeting was the uncontested election of four directors as follows:

	Votes For	Votes Withheld
Edwin M. Crawford	214,572,446	5,097,307
James H. Dickerson, Jr	214,598,207	5,071,546
Kristen E. Gibney Williams	214,574,083	5,095,671
Edward L. Hardin, Jr	214,578,810	5,090,943

Item 5. Other Events

        The Securities and Exchange Commission has announced that it will routinely review prior filings and issue comment letters to each of the Fortune 500 companies. Caremark Rx, Inc. has received its comment letter, covering the 2001 Form 10-K and the March 31, 2002 Form 10-Q. The comments focused on expanded or supplemental disclosures, and the Company believes that none of the comments would require it to restate its consolidated financial position, results of operations or cash flows. The Company prepared and filed a response to the SEC in which management indicated that it will include certain additional disclosures in this second quarter Form 10-Q and in future applicable filings. These matters are subject to interpretation and the SEC has not concluded its review of the Company's responses to the comments.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit No.
10.1	—	Employment Agreement, dated June 26, 2002, by and between the Company and A.D. Frazier, Jr.
10.2	—	Consulting and Noncompete Agreement, dated June 30, 2002, by and between the Company and James H. Dickerson, Jr.
99.1	—	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	—	Statement Under Oath of Principal Executive Officer dated August 13, 2002.
99.4	—	Statement Under Oath of Principal Financial Officer dated August 13, 2002.

(b)
Reports on Form 8-K. The Company filed the following current reports on Form 8-K during the quarter ended June 30, 2002:

Date Filed	Item Reported
April 9, 2002	Item 5. Other Events: The Company reported that it was served with a purported private class action lawsuit which was filed in the United States District Court, Central District of California, on March 22, 2002.
April 12, 2002	Item 4. Changes in Registrant's Certifying Accountant: The Company reported that KPMG LLP had been engaged to serve as its independent accountant for 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREMARK RX, INC.
By:	/s/ HOWARD A. MCLURE Howard A. McLure Executive Vice President and Chief Financial Officer

Date: August 14, 2002

QuickLinks

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
CAREMARK RX, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q INDEX
CAREMARK RX, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
CAREMARK RX, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share amounts)
CAREMARK RX, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands, except per share amounts)
CAREMARK RX, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2002 (Unaudited)
  Note 1. Business and Basis of Presentation
  Note 2. Acquisition of Choice Source Therapeutics
  Note 3. Income Taxes
  Note 4. Trade Receivables Sales Facility
  Note 5. Long-term Debt
  Note 6. Redeemable Preferred Stock
  Note 7. Earnings Per Common Share
  Note 8. Discontinued Operations and Related Contingencies
  Note 9. Contingencies
CAREMARK RX, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS June 30, 2002
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Events
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES