Form 10-Q
period 2002-09-30
CAREMARK RX INC
filed 2002-11-08
CIK 1000736

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 1-14200

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐.

        As of October 31, 2002, the registrant had 262,095,611 shares (including 6,402,665 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

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

        Forward-looking statements are contained in this document. Moreover, through our senior management, we may from time to time make forward-looking statements about matters described herein or about other matters concerning us.

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

        More detailed discussions of certain of these risk factors can be found in our Annual Report on Form 10-K for the year ended December 31, 2001, under the captions: "Business—Government Regulation," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

i

CAREMARK RX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$249,943	$159,066
Accounts receivable, less allowances for doubtful accounts of $23,746 in 2002 and $18,865 in 2001	490,784	324,086
Inventories	165,307	146,362
Prepaid expenses and other current assets	6,701	10,375
Current assets of discontinued operations	2,737	7,565

Total current assets	915,472	647,454
Property and equipment, net of accumulated depreciation of $140,380 in 2002 and $118,814 in 2001	128,993	119,511
Intangible assets, net of accumulated amortization of $15,354 in 2002 and $12,401 in 2001	69,564	26,018
Other non-current assets	74,594	77,714
Non-current assets of discontinued operations	2,728	2,974

Total assets	$1,191,351	$873,671

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$548,652	$444,301
Other accrued expenses and liabilities	227,255	204,534
Income taxes payable	3,451	3,033
Current portion of long-term debt	2,500	2,500
Current liabilities of discontinued operations	19,065	24,489

Total current liabilities	800,923	678,857
Long-term debt, net of current portion	696,250	695,625
Other long-term liabilities	50,931	70,916
Long-term liabilities of discontinued operations	—	740

Total liabilities	1,548,104	1,446,138
Commitments and contingencies
Convertible Preferred Securities	200,000	200,000
Stockholders' deficit:
Common stock, $.001 par value per share; 400,000 shares authorized; issued—235,325 shares in 2002 and 232,652 shares in 2001	235	233
Additional paid-in capital	1,401,989	1,395,246
Treasury stock—655 shares	(9,239)	—
Shares held in trust—6,412 in 2002 and 6,472 in 2001	(103,360)	(104,581)
Accumulated deficit	(1,846,378)	(2,063,365)

Total stockholders' deficit	(556,753)	(772,467)

Total liabilities and stockholders' deficit	$1,191,351	$873,671

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these balance sheets.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenue	$1,713,392	$1,380,458	$4,953,975	$4,127,788
Operating expenses:
Cost of revenues	1,564,214	1,271,387	4,543,125	3,810,174
Selling, general and administrative expenses	41,087	35,032	119,004	106,058
Depreciation and amortization	7,819	6,640	21,822	19,785
Interest expense, net	11,627	14,330	35,443	51,233

Income before provision for income taxes	88,645	53,069	234,581	140,538
Provision for income taxes	6,649	3,980	17,594	10,540

Net income	81,996	49,089	216,987	129,998
Preferred security dividends	3,304	3,304	9,913	9,913

Net income to common stockholders	$78,692	$45,785	$207,074	$120,085

Average number of common shares outstanding—basic	228,529	225,411	227,829	224,302

Average number of common shares outstanding—diluted	263,876	263,147	264,576	262,067

Net income per common share—basic	$0.34	$0.20	$0.91	$0.54

Net income per common share—diluted	$0.31	$0.19	$0.82	$0.50

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from continuing operations:
Net income	$216,987	$129,998
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	21,822	19,785
Non-cash interest expense	2,498	2,817
Changes in operating assets and liabilities, net of effects of acquisitions and disposals of businesses	66,659	61,235

Net cash provided by continuing operations	307,966	213,835
Cash flows from investing activities:
Capital expenditures, net	(30,951)	(26,821)
Acquisitions of businesses, net of cash acquired	(49,581)	—

Net cash used in investing activities	(80,532)	(26,821)
Cash flows from financing activities:
Proceeds from issuance of equity securities, net	17,155	13,478
Purchase of treasury stock	(9,239)	—
Net proceeds (repayments) under credit facility	625	(36,472)
Long-term debt issuance costs	(1,270)	(5,110)
Net proceeds (repayments) under trade receivables sales facility	(99,200)	14,499
Dividend payments on Convertible Preferred Securities	(10,500)	(6,892)

Net cash used in financing activities	(102,429)	(20,497)
Cash used in discontinued operations	(34,128)	(38,678)
Cash paid for special charges	—	(884)

Net increase in cash and cash equivalents	90,877	126,955
Cash and cash equivalents—beginning of period	159,066	2,352

Cash and cash equivalents—end of period	$249,943	$129,307

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

Note 1. Business and Basis of Presentation

        Caremark Rx, Inc., a Delaware corporation, is one of the largest pharmaceutical services companies in the United States. Caremark Rx's operations are conducted primarily through its wholly-owned, indirect subsidiary, Caremark Inc. ("Caremark"). The Company's customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States.

        The unaudited condensed consolidated financial statements include the accounts of Caremark Rx and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full year. The unaudited condensed consolidated balance sheet of the Company at December 31, 2001, has been derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements and footnote disclosures should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, which appear in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2002.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

Note 2. Revenue Recognition

        The Company generates its net revenue primarily from dispensing prescription drugs, either directly through its mail service pharmacies or indirectly through its network of third-party retail pharmacies. The Company recognizes revenues from prescription drugs dispensed by its mail service pharmacies, and under retail network contracts where it is the principal, on a gross basis at the prescription prices (ingredient cost plus dispensing fee) negotiated with the Company's customers. Net revenue includes: (i) the portion of this amount paid directly to the Company by the customer, net of any volume-related or other sales discounts, (ii) the portion of this amount paid to either the Company ("Mail Copayments") or a third-party pharmacy in its retail network ("Retail Copayments") by individual participants in customers' benefit plans and (iii) administrative fees. Our net revenue for the three months and the nine months ended September 30, 2002, includes Retail Copayments of $225.2 million and $665.5 million, respectively, which were made directly by customers to the pharmacies in our independent retail network. These amounts totaled $178.8 million and $557.7 million for the three months and the nine months ended September 30, 2001, respectively.

        SEC Staff Accounting Bulletin No. 101 ("SAB 101") provides general criteria for the timing aspect of revenue recognition, including consideration of whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. The Company has established the following revenue recognition policies in accordance with SAB 101:

  •
  Revenues generated from dispensing prescription drugs from the Company's mail service pharmacies are recognized when each prescription is shipped. At the time of shipment, the Company has performed substantially all of its obligations under its customer contracts and also does not experience a significant level of reshipments; and

  •
  Revenues generated from sales of prescription drugs by pharmacies in the Company's third-party retail network and associated administrative fees are recognized when each claim is adjudicated using the Company's on-line claims processing system at the point-of-sale.

        The Company has determined that its: (i) responsibilities to adjudicate claims properly in accordance with specific terms contained in individual customer contracts; (ii) separation of obligations under customer contracts from its responsibilities to pharmacies under its retail network contracts, and (iii) interaction with pharmacists, physicians and benefit plan participants during the dispensing process, among other indicators, qualify it as a principal under the indicators set forth in Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19") in the significant majority of its retail network transactions. The Company's responsibilities under its customer contracts include, among others, validating eligibility and coverage levels, communicating the prescription price and the copayment due the retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting medically appropriate generic alternatives where applicable, and approving the prescription for dispensing. Although we do not have credit risk with respect to Retail Copayments, we believe that all of the above indicators of gross treatment are present. The Company has an immaterial amount of retail claims volume under contracts not meeting the criteria for reporting revenue gross as a principal under EITF 99-19; therefore revenues recorded for these retail claims consist of only the administrative fee charged to the customer.

        The Company also generates revenue from other sources which total less than 2% of total net revenue. These sources of revenue consist primarily of the following along with their accompanying revenue recognition policies:

  •
  Disease Management. This source of revenue relates to providing education and monitoring programs to participants for certain chronic diseases. Revenue is recognized on a per capita basis (i.e., per participant per month) as services are performed.

  •
  Health Benefit Management. This source of revenue primarily results from our ability to recommend changes to the participant's drug therapy. If the recommended change is approved by the prescribing physician and results in savings, we record our portion of the savings (as contractually determined with each customer) as revenue during the period in which the services are performed.

  •
  Data Access. This source of revenue results from the sale of participant-blinded pharmaceutical claim data. Revenue is recognized when contractual obligations have been performed.

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

Note 3. Acquisition of Choice Source Therapeutics

        On April 30, 2002, the Company acquired all of the outstanding capital stock of seven corporations under common control and collectively doing business as Choice Source Therapeutics ("Choice Source") for aggregate consideration of approximately $49.3 million, including acquisition-related expenses and a working capital settlement of $593,000 paid in the third quarter of 2002. Choice Source distributes pharmaceutical products, primarily those used for the treatment of hemophilia, to customers located in the U.S. The Company funded the acquisition of Choice Source from cash on hand.

        The Company recorded the acquisition of Choice Source using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, "Business Combinations." The Company recorded approximately $4.1 million of net working capital, $2.0 million of identifiable intangible assets and $43.2 million of goodwill in the initial purchase price allocation for Choice Source. The identifiable intangible assets of Choice Source consist entirely of certain licenses with indefinite estimated useful lives and are, therefore, not subject to amortization. The Company's unaudited condensed consolidated financial statements include the results of operations of Choice Source beginning May 1, 2002.

Note 4. Income Taxes

        At December 31, 2001, the Company had a cumulative net operating loss carryforward ("NOL") of approximately $2.0 billion available to reduce future amounts of taxable income, including taxable income generated in 2002. If not utilized to offset future taxable income, this NOL will expire on various dates through 2020, with approximately two-thirds of the total NOL amount expiring from 2018 to 2020. In addition to this NOL, the Company had approximately $90 million of future additional income tax deductions related to its discontinued operations at December 31, 2001. The Company also has a federal alternative minimum tax credit carry forward of approximately $17 million, which may be used to offset its ordinary federal corporate income taxes in the future.

        GAAP requires the Company to record a valuation allowance against the deferred tax asset associated with this NOL if it is more likely than not that the deferred tax asset will not be utilized to offset future taxes. Due to many factors, including the uncertainties associated with projecting future income, the size of the NOL carryforward in relation to our history of unprofitable operations and continuing uncertainties surrounding our discontinued operations, the Company has recorded a valuation allowance for the full amount of its net deferred tax asset.

        Significant variations exist in the customary relationship between income tax expense and pretax income because the Company has utilized its NOL to offset its taxable federal income and certain taxable state income. Consequently, the Company has provided for income taxes at a rate of 7.5%, which represents its aggregate effective state and federal tax rate.

Note 5. Trade Receivables Sales Facility

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

        During the nine months ended September 30, 2002, the Company repaid the conduit $99.2 million so that the conduit's interest in the Company's accounts receivable was reduced to zero. The Company retains full availability of amounts committed under the trade receivables sales facility.

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

        The Company accounts for its trade receivables sales facility under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125" ("FAS 140"). Under FAS 140, certain criteria must be met for a particular transaction or series of transactions to receive "sale treatment" (whereby the assets sold are removed from the balance sheet) rather than being treated as a loan with a pledge of an asset as collateral. These criteria are primarily that: (i) the transferred assets have been isolated from the transferor, meaning that they have been put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (ii) each transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (iii) the transferor does not maintain effective control over the transferred assets through either: (a) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets. The Company's trade receivables sales facility is structured so that the transactions occurring thereunder meet these criteria.

Note 6. Long-term Debt

        The Company's long-term debt at September 30, 2002, and December 31, 2001, consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
Credit facility:
Term loan facility (4.06% at September 30, 2002)	$248,750	$248,125
Revolving facility	—	—

	248,750	248,125
7.375% senior notes due 2006	450,000	450,000

	698,750	698,125
Less: amounts due within one year	(2,500)	(2,500)

	$696,250	$695,625

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

        The credit facility consists of: (i) a $250 million term loan facility maturing on March 15, 2006 and (ii) a $300 million revolving credit facility maturing on March 15, 2005. At September 30, 2002, the Company had approximately $276 million available for borrowing under the revolving facility, exclusive of approximately $24 million reserved under letters of credit.

        Borrowings under the credit facility currently bear interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins. At the Company's option, or upon certain defaults or other events, borrowings under the credit facility may instead bear interest based on the prime rate plus varying margins.

        The credit facility contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions or change the nature of its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions and defaults for any material judgment or change in control. The Company was in compliance with all debt covenants at September 30, 2002.

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

        The removal of the mandatory prepayment covenant for excess cash flows resulted in a revision to scheduled term loan facility principal payments from amounts previously reported in the Company's 2001 Form 10-K. The revised term loan facility principal payment schedule is as follows (in thousands):

Remainder of 2002	$625
2003	2,500
2004	2,500
2005	2,500
2006	240,625

$248,750

Note 7. Redeemable Preferred Stock

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

        On October 15, 2002, the Company redeemed all of the Convertible Preferred Securities. See Note 11, "Subsequent Event."

Note 8. Earnings Per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of net income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator
Net income	$81,996	$49,089	$216,987	$129,998
Less preferred security dividends	(3,304)	(3,304)	(9,913)	(9,913)

Basic numerator	78,692	45,785	207,074	120,085
Add preferred security dividends	3,304	3,304	9,913	9,913

Diluted numerator	$81,996	$49,089	$216,987	$129,998

Denominator
Average number of common shares outstanding (basic denominator)	228,529	225,411	227,829	224,302
Common stock equivalents:
Stock options	8,497	10,886	9,897	10,915
Convertible Preferred Securities	26,850	26,850	26,850	26,850

Average number of common shares outstanding (diluted denominator)	263,876	263,147	264,576	262,067

Net income per common share—basic	$0.34	$0.20	$0.91	$0.54

Net income per common share—diluted	$0.31	$0.19	$0.82	$0.50

        Options to purchase approximately 2.9 million shares of the Company's common stock at $17.33 to $26.19 per share were outstanding at and during the nine months ended September 30, 2002, but were excluded from the Company's computation of average number of common shares outstanding—diluted because the options' exercise prices were greater than the average market price of the common shares underlying such options during the period.

Note 9. Discontinued Operations and Related Contingencies

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

        Remaining Obligations.    The net liabilities of discontinued operations ($13.6 million at September 30, 2002) represent the remaining net direct obligations of the Company's discontinued subsidiaries. The Company has also accrued $43.3 million of estimated remaining discontinued operations exit costs, which are included in "Other accrued expenses and liabilities" in the accompanying unaudited condensed consolidated balance sheet at September 30, 2002. The Company expects to pay the majority of these obligations by the end of 2003. These amounts are estimates, and actual amounts could differ from those recorded.

        The Company retained numerous operating leases, primarily for administrative and office space, related to its discontinued operations. As of September 30, 2002, the cumulative gross rents related to such leases were approximately $78.9 million, with sublease arrangements of approximately $22.4 million in place. The Company has estimated the costs to terminate or sublease these facilities and has included the net amount in its accrual for remaining discontinued operations exit costs.

        Pursuant to the Provider Self-Disclosure Protocol of the Office of Inspector General ("OIG"), the Company has conducted a voluntary investigation of the practices of an affiliate which is included in the Company's discontinued operations and was known as Home Health Agency of Greater Miami, doing business as AmCare ("AmCare"). The investigation uncovered several potentially inappropriate practices by certain managers at AmCare, some of which may have resulted in overpayments from federal programs for AmCare's home health services. The Company has since terminated these managers, ceased AmCare's operations, and reported the matter to the OIG. While the resolution of this matter is as yet unknown, it is likely that the government will determine that overpayments were made which require repayment by the Company. The Company's estimate of the repayment due is included in the Company's accrual for discontinued operations exit costs referred to above.

        Contingencies.    The Company and/or one or more of its subsidiaries, affiliates or managed physician practices is a party to certain claims and proceedings related to its discontinued operations. The eventual outcome of these claims and proceedings could differ from the amounts accrued at September 30, 2002, and, if different, could result in the Company's recording additional losses on the disposal of its discontinued operations. Additionally, the Company has assigned to various parties approximately $99.5 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries or affiliates remain named as guarantor or obligor on these lease obligations.

Note 10. Contingencies

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

        On May 9, 2002 and May 10, 2002, Caremark received administrative subpoenas duces tecum issued by the U.S. Attorney's Office in Boston, Massachusetts. Following Caremark's receipt of the subpoenas, the U.S. Attorney's Office informed Caremark's counsel that the two subpoenas were related and that Caremark was not presently a target of the investigation. The subpoenas appeared to focus primarily on Caremark's business relationship with TAP Pharmaceuticals, including TAP's drugs Lupron and Prevacid. Caremark believes it is in compliance, in all material respects, with all laws and regulations applicable to its business practices and has cooperated with the subpoenas. Caremark cannot predict the purpose or outcome of the investigation at this time.

        On April 2, 2002, the Company was served with a purported private class action lawsuit which was filed in the United States District Court, Central District of California. On August 29, 2002, this case was ordered transferred to the United State District Court, Northern District of Alabama. The Company was subsequently served on May 29, 2002 with a virtually identical lawsuit, containing the same types of allegations, which was also filed in the United States District Court, Central District of California. A motion to transfer this case is pending. These lawsuits, which are similar to pending litigation recently filed against other pharmacy benefit management companies, allege that we act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and that we have breached certain purported fiduciary duties under ERISA. The lawsuits seek unspecified monetary damages and injunctive relief. We believe that we have meritorious defenses to these lawsuits and intend to vigorously defend these claims.

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

Note 11. Subsequent Event

        On September 13, 2002, the Company announced its intention to redeem its Convertible Preferred Securities. This redemption, which is more fully described in the Company's current report on Form 8-K which was filed with the Securities and Exchange Commission on September 16, 2002, was completed on October 15, 2002, and resulted in the Company's issuance of approximately 26,850,000 shares of its common stock in exchange for all 4 million outstanding shares of Convertible Preferred Securities. The shares issued upon redemption have been included as common stock equivalents in the Company's computations of net income per common share—diluted for all periods presented; therefore, this redemption has no impact to earnings per common share—diluted.

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2002

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

        Our pharmaceutical services are generally referred to as pharmacy benefit management, or "PBM," services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. We dispense prescription drugs on behalf of our customers through our three large, automated mail service pharmacies and our 21 smaller regional mail service pharmacies as well as through a nationwide network composed of over 55,000 independent retail pharmacies. We are currently in the process of opening a fourth automated mail service pharmacy in Phoenix, Arizona. The Phoenix pharmacy commenced limited operations in the fourth quarter of 2002, and we expect it to become fully operational in the second quarter of 2003.

        We generate our net revenue primarily from dispensing prescription drugs, either directly through our mail service pharmacies or indirectly through our network of third-party retail pharmacies. See Note 2, "Revenue Recognition" to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional information concerning our revenue recognition policies.

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

        There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Note 10, "Contingencies" to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

        The following tables set forth selected unaudited information about our results of continuing operations for each of the three-month and the nine-month periods ended September 30, 2002 and 2001. Unless otherwise noted, the discussion of factors influencing significant changes in individual line items following these tables refers to both the three-month and nine-month periods:

	Three Months Ended September 30,
	2002	2001	Increase/(Decrease)
	(Dollars in thousands, except per share amounts)
Net revenue	$1,713,392	$1,380,458	$332,934	24.1%
Operating expenses:
Cost of revenues	1,564,214	1,271,387	292,827	23.0%
Selling, general and administrative expenses	41,087	35,032	6,055	17.3%
Depreciation and amortization	7,819	6,640	1,179	17.8%
Interest expense, net	11,627	14,330	(2,703)	-18.9%

Income before provision for income taxes	88,645	53,069	35,576	67.0%
Provision for income taxes	6,649	3,980	2,669	67.1%

Net income	$81,996	$49,089	$32,907	67.0%

Net income per common share—diluted	$0.31	$0.19	$0.12	63.2%

Operating income (1)	$100,272	$67,399	$32,873	48.8%

Operating margin	5.85%	4.88%

EBITDA (2)	$108,091	$74,039	$34,052	46.0%

EBITDA margin	6.31%	5.36%

Net cash provided by (used in):
Continuing operations	$121,031	$80,134	$40,897	51.0%

Investing activities	$(17,612)	$(6,108)	$(11,504)	-188.3%

Financing activities	$(10,867)	$847	$(11,714)	N/C

Discontinued operations and special charges	$(13,148)	$(6,297)	$(6,851)	-108.8%

Pharmacy claims processed (millions):
Mail	5.1	4.6	0.5	10.7%
Retail	17.6	15.3	2.3	15.1%

	22.7	19.9	2.8	14.1%

Retail-adjusted pharmacy claims (3)	32.6	28.8	3.8	12.9%

Revenue per retail-adjusted pharmacy claim (3)	$52.60	$47.87	$4.73	9.9%

	Nine Months Ended September 30,
	2002	2001	Increase/(Decrease)
	(Dollars in thousands, except per share amounts)
Net revenue	$4,953,975	$4,127,788	$826,187	20.0%
Operating expenses:
Cost of revenues	4,543,125	3,810,174	732,951	19.2%
Selling, general and administrative expenses	119,004	106,058	12,946	12.2%
Depreciation and amortization	21,822	19,785	2,037	10.3%
Interest expense, net	35,443	51,233	(15,790)	-30.8%

Income before provision for income taxes	234,581	140,538	94,043	66.9%
Provision for income taxes	17,594	10,540	7,054	66.9%

Net income	$216,987	$129,998	$86,989	66.9%

Net income per common share—diluted	$0.82	$0.50	$0.32	64.0%

Operating Income (1)	$270,024	$191,771	$78,253	40.8%

Operating Margin	5.45%	4.65%

EBITDA (2)	$291,846	$211,556	$80,290	38.0%

EBITDA margin	5.89%	5.13%

Net cash provided by (used in):
Continuing operations	$307,966	$213,835	$94,131	44.0%

Investing activities	$(80,532)	$(26,821)	$(53,711)	-200.3%

Financing activities	$(102,429)	$(20,497)	$(81,932)	-399.7%

Discontinued operations and special charges	$(34,128)	$(39,562)	$5,434	13.7%

Pharmacy claims processed (millions):
Mail	14.8	13.5	1.3	9.7%
Retail	52.6	47.3	5.3	11.2%

	67.4	60.8	6.6	10.9%

Retail-adjusted pharmacy claims (3)	96.3	87.1	9.2	10.5%

Revenue per retail-adjusted pharmacy claim (3)	$51.46	$47.37	$4.09	8.6%

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

(3)
The retail-adjusted pharmacy claims statistic presents mail claims on a retail-equivalent basis through normalizing the total claims volume statistic for the difference between average days' supply for mail claims and retail claims. Average days' supply for mail claims is approximately three times that of retail claims; therefore, retail-adjusted pharmacy claims approximate the product of three times the mail claims volume plus the total retail claims volume. Retail-adjusted pharmacy claims provide a standard measure of overall claims volume and are used by management to evaluate our total operating performance on a per-claim basis.

Results of operations for the periods ended September 30, 2002 compared to the same periods in 2001

        Net Revenue.    The growth in net revenue in the 2002 periods was due primarily to an increase in the volume of retail-adjusted pharmacy claims processed (12.9% quarter-to-date and 10.5% year-to-date), which was driven by new customer contracts serviced, offset by losses of existing customers (referred to as "net new business"). The growth in net revenue and retail-adjusted pharmacy claims for the quarter ended September 30, 2002, was significantly positively influenced by the addition of the State of Illinois customer contract on July 1, 2002.

        Additionally, drug cost inflation and changes in the mix of products distributed, offset by increased availability and utilization of generic equivalent drugs, resulted in a net increase (9.9% quarter-to-date and 8.6% year-to-date) in revenue per retail-adjusted pharmacy claim. Our mail generic dispensing rate, which represents the percentage of mail prescriptions filled with generic equivalent drugs, rose to 34.5% and 32.9% for the quarter and nine months ended September 30, 2002, from 30.9% and 30.8% for the same periods in 2001, respectively.

        The growth in net revenue in the 2002 periods was also influenced by: (i) retention and growth of existing customers and (ii) the acquisition of Choice Source, which generated approximately $9.9 million and $17 million of net revenue for the quarter and nine months ended September 30, 2002, respectively.

        Our net revenue for the quarter and the nine months ended September 30, 2002, includes Retail Copayments of $225.2 million and $665.5 million, respectively, which were made directly by customers to the pharmacies in our independent retail network. These amounts totaled $178.8 million and $557.7 million for the quarter and nine months ended September 30, 2001, respectively.

        The impact of the expiration of patents covering several branded drugs significantly impacted the 2002 periods. These patent expirations had the effect of lowering our growth in net revenue by approximately 3.1% for the quarter-to-date period and 2.2% for the year-to-date period as prescriptions began to be filled with generic equivalent drugs instead of the formerly-patented drugs; however, our gross margins and overall profitability were favorably impacted due to the associated lower cost of the generic equivalent drugs.

        According to independent data provided by IMS Health, the patents on branded drugs with total sales of over $20 billion in 2001 are expected to expire by the end of 2004. The impact of the expirations of certain of these patents is reflected in our results of operations as discussed above through September 30, 2002. We believe that our revenue growth will continue to be negatively impacted by these patent expirations; however, based on our experience to date, we believe that our gross margins and overall profitability should be favorably impacted as generic equivalent drugs supplant the formerly patented drugs.

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

        Depreciation and Amortization.    Depreciation and amortization increased in the 2002 periods due primarily to the timing of capital expenditures being placed in service, offset by a reduction in amortization expense associated with the November 2001 restructuring of our contract with Oxford Health Plans. In 2002, we implemented the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" concerning discontinuance of amortization of previously acquired goodwill; however, the implementation of this standard had no material impact on our amortization expense.

        Interest Expense, Net.    The decrease in net interest expense in the 2002 periods resulted primarily from a reduction in both interest rates applicable to and amounts due under our credit facility and our trade receivables sales facility, both of which are subject to variable interest rates coupled with increased interest income generated by cash on hand.

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

        The following tables set forth selected unaudited information concerning our liquidity and capital resources and changes therein at and for the nine months ended September 30, 2002 (in millions):

Net cash provided by (used in):
Continuing operations	$307.9
Investing activities	(80.5)
Financing activities	(102.4)
Discontinued operations	(34.2)

Net increase in cash and cash equivalents for the nine months ended September 30, 2002	90.8
Cash and cash equivalents—December 31, 2001	159.1

Cash and cash equivalents—September 30, 2002	$249.9

Net working capital (deficiency) (1):
December 31, 2001	$(31.4)

September 30, 2002	$114.6

	September 30, 2002	December 31, 2001
Long-term debt:
Fixed-rate debt	$450.0	$450.0

Variable-rate debt	$248.8	$248.1

Availability under revolving credit facility	$276.0	$288.0

(1)
Working capital equals total current assets minus total current liabilities

        Cash Flows from Continuing Operations.    Our performance relative to net cash provided by continuing operations for the nine months ended September 30, 2002, resulted from factors discussed above related to income from continuing operations coupled with focused management of working capital.

        Cash Flows from Investing Activities.    Cash flows from investing activities for the nine months ended September 30, 2002, consist of $30.9 million of capital expenditures and $49.6 million of cash outflows associated with the Choice Source acquisition.

        Cash Flows from Financing Activities.    During the nine months ended September 30, 2002, we received net proceeds of $17.2 million from issuance of our common stock under employee benefit plans including exercises of non-qualified stock options. These proceeds were offset primarily by payments of $99.2 million under our trade receivables sales facility, preferred security dividends of $10.5 million, and purchases of our common stock on the open market of $9.2 million.

        Cash Flows from Discontinued Operations.    In addition to the amounts paid through September 30, 2002, to service liabilities which arose from our discontinued PPM operations, we have accrued approximately $56.9 million of remaining net liabilities related to our discontinued operations. We expect to pay approximately $25 million of this accrued amount during the remainder of 2002 with the majority of the remaining amount being paid in 2003. These amounts are estimates, and actual amounts could differ from those recorded.

        Working Capital.    We have historically operated with negative working capital due to: (i) the sale of interests in our accounts receivable under our trade receivables sales facility and (ii) the inclusion of net current liabilities related to our discontinued operations in the computation of working capital. The increase in working capital from December 31, 2001 to September 30, 2002, is due primarily to our operating cash flow performance during the period offset by amounts paid to acquire Choice Source and capital expenditures.

        Credit Facility.    We have a $550 million credit facility with Bank of America, N.A. as administrative agent which was put in place on March 15, 2001 and amended and restated on April 11, 2002. This credit facility consists of a $300 million revolving credit facility maturing in March 2005 and a $250 million term loan facility maturing in March 2006.

        At September 30, 2002, borrowings under the credit facility bore interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins and consisted of outstanding term loans of $248.8 million. At September 30, 2002, we had approximately $276 million available for borrowing under the revolving credit facility, exclusive of approximately $24 million reserved under letters of credit.

        The credit facility is guaranteed by our material subsidiaries and secured by certain liens and pledges, contains prepayment provisions with respect to certain cash proceeds and contains restrictive covenants. The security interests, guarantees and covenants applicable to the credit facility are described in further detail in Note 6, "Long-term Debt" to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

        Trade Receivables Sales Facility.    We have arranged to sell an undivided percentage ownership interest in certain of our accounts receivable pursuant to a $150 million revolving period trade receivables sales facility which is described in further detail in Note 5, "Trade Receivable Sales Facility" to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

        During the nine months ended September 30, 2002, the Company repaid the conduit $99.2 million so that the conduit's interest in the Company's accounts receivable was reduced to zero. The Company retains full availability of amounts committed under the trade receivables sales facility.

Outlook

        Liquidity and Capital Resources Overview.    Currently, our liquidity needs arise primarily from: (i) funding discontinued operations (including the funding of any retained liabilities); (ii) commitments related to financing obtained through the issuance of long-term debt; (iii) working capital requirements (iv) capital expenditures and (v) the periodic repurchase of our common stock pursuant to our stock repurchase program discussed further below. Additionally, subject to certain restrictions in the credit facility, we have acquired businesses, and may continue to acquire additional businesses in the future, and could fund any such acquisition using cash on hand, availability under our trade receivables sales facility or our revolving credit facility, or a combination thereof. We believe that our cash flows from operations and amounts available under our trade receivables sales facility and our revolving credit facility are sufficient to meet our liquidity needs.

        On July 1, 2002, we announced that we had adopted a plan to repurchase up to $150 million of our common stock on the open market. These repurchases will occur at times and in amounts permitted under our credit facility. We repurchased 694,100 shares for an aggregate amount of approximately $9.6 million under this plan through October 31, 2002.

        Changes in Accounts Receivable Sales.    Our operating cash flow performance for the nine months ended September 30, 2002, was sufficient to enable us to reduce the conduit's net investment in our accounts receivable to zero from the $99.2 million net investment held by the conduit at December 31, 2001. This change had the effect of increasing the carrying amount of accounts receivable on our balance sheet as well as certain common accounts receivable-based ratios like days sales outstanding. Our results of operations were not impacted by this change.

        Planned Capital Expenditures.    We expect total capital expenditures for 2002 to be approximately $55 million. Additionally, we continue to evaluate the scope of modifications of our information systems needed to comply with applicable HIPAA rules. We expect that HIPAA requirements will result in additional capital expenditures over the level required for maintenance and growth of our operations through 2003, which is the scheduled deadline for HIPAA compliance. We do not expect costs associated with HIPAA to materially impact our financial condition, results of operations or cash flows.

        Elimination of Preferred Security Dividends.    On October 15, 2002, we redeemed our Convertible Preferred Securities. This redemption will result in the elimination of the associated $3.5 million quarterly ($14 million annual) dividend payment beginning with the payment which would have been due January 1, 2003.

        Discontinued Operations.    Future cash needed to fund the remaining net liabilities of discontinued operations and estimated exit costs, which was estimated to be approximately $56.9 million, in aggregate, at September 30, 2002, will be funded by cash flows from continuing operations and by borrowings under the revolving credit facility or sales of interests in our accounts receivable under the trade receivables sales facility. We believe that these sources will be sufficient to fund these payments, which we expect to total approximately $25 million over the remainder of 2002, with the majority of the remaining amount expected to be paid in 2003. See Note 9, "Discontinued Operations and Related

Contingencies" to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

        Goodwill and identifiable intangible assets will no longer be amortized over a maximum period of forty years. Goodwill will not be amortized but will instead be tested for impairment annually or upon the occurrence of certain "triggering events." Identifiable intangible assets will be amortized over their expected useful lives; those with indefinite expected useful lives will not be amortized but will be tested for impairment using a similar methodology to that used for goodwill. Identifiable intangible assets which are amortizable will be tested for impairment under FAS 144 (as defined).

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility and for the discount on revolving sales of accounts receivable under our trade receivables sales facility. Our earnings and the fair value of our fixed-rate debt are subject to change as a result of movements in market interest rates. At September 30, 2002, we had $248.8 million of obligations which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at September 30, 2002, would result in an increase in annual interest expense of $2.5 million, presuming that obligations subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on our outstanding obligations and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

CONTROLS AND PROCEDURES

        Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is party to certain legal proceedings as described in Note 10, "Contingencies" to its unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and hereby incorporated herein by reference.

Item 5. Other Information

        The Securities and Exchange Commission has announced that it will routinely review prior filings and issue comment letters to each of the Fortune 500 companies. Caremark Rx, Inc. received its comment letter, covering the 2001 Form 10-K and the March 31, 2002 Form 10-Q, in the second quarter of 2002. The comments focused on expanded or supplemental disclosures, and the Company believes that none of the comments would require it to restate its consolidated financial position, results of operations or cash flows. The Company prepared and filed a response to the SEC in which management indicated that it would include certain additional disclosures in its second quarter Form 10-Q and in future applicable filings.

        On September 27, 2002, the SEC sent a second letter to the Company after concluding its review of management's response. This second letter narrowed the scope of the SEC's original comments and continued to focus on expanded or supplemental disclosures in certain areas. The Company prepared and filed a response to this second letter on November 1, 2002, and has included additional disclosures in this third quarter Form 10-Q. These matters are subject to interpretation and the SEC has not concluded its review of the Company's responses to the second letter.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit No.
10.1	—	First Amendment and Waiver dated August 26, 2002 to the First Amended and Restated Credit Agreement dated April 11, 2002 among the Company; the Initial Lender Parties named therein; J.P. Morgan Securities Inc.; Wachovia Bank, National Association; Bank of America Securities LLC and Bank of America, N.A.
99.1	—	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K. The Company filed the following current reports on Form 8-K during the quarter ended September 30, 2002:

Date Filed	Item Reported
September 16, 2002	Item 5. Other Events: The Company reported its intent to redeem, on October 15, 2002, all of its outstanding 7% convertible subordinated debentures due 2029 and its 7% shared preference redeemable preferred securities.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREMARK RX, INC.
By:	/s/ HOWARD A. MCLURE Howard A. McLure Executive Vice President and Chief Financial Officer

Date: November 8, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, E. Mac Crawford, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Caremark Rx, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ E. MAC CRAWFORD E. Mac Crawford Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Howard A. McLure, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Caremark Rx, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ HOWARD A. MCLURE Howard A. McLure Chief Financial Officer

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
CAREMARK RX, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002 (Unaudited)
CAREMARK RX, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS September 30, 2002
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER