Form 10-K
period 2002-12-31
CAREMARK RX INC
filed 2003-03-31
CIK 1000736

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-14200

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

NONE

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

        The aggregate market value of the voting stock (common stock, par value $.001) held by non-affiliates of the registrant as of June 28, 2002, was $3,772,722,127, based on the closing price of the registrant's common stock on such date.

        As of March 14, 2003, the registrant had 261,524,160 shares (including 6,355,719 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information set forth under Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders that will be filed no later than April 30, 2003.

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

        Forward-looking statements are contained in this document, primarily under the captions: "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the "Notes to Consolidated Financial Statements" appearing under Item 15(a)(1). Moreover, through our senior management, we may from time to time make forward-looking statements about matters described herein or about other matters concerning us.

        There are several factors which could adversely affect our operations and financial results, including, but not limited to, the following:

  •
  Risks relating to identification of, and competition for, growth and expansion opportunities;

  •
  Risks relating to declining reimbursement levels for products distributed;

  •
  Risks relating to exposure to liabilities in excess of our insurance;

  •
  Risks relating to compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation;

  •
  Risks relating to adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities;

  •
  Risks relating to adverse resolution of existing or future lawsuits;

  •
  Risks relating to successful integration of acquired businesses;

  •
  Risks relating to costs of modification of our information systems and business practices to comply with the privacy, security and electronic interchange standards mandated by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA");

  •
  Risks relating to our liquidity and capital requirements; and

  •
  Risks relating to our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding the closure or sale of our Physician Practice Management ("PPM") business.

        More detailed discussions of certain of these risk factors can be found in under the captions: "Business—Government Regulation," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

i

PART I

Item 1. Business.

Caremark Rx

        Overview.    We are one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $6.8 billion for 2002. Our operations are conducted primarily through our wholly-owned, indirect subsidiary, Caremark Inc. ("Caremark"). Our customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups and managed care organizations) and individuals located throughout the United States. During the year ended December 31, 2002, we managed over 91 million prescriptions for individuals from over 1,200 organizations.

        Our pharmaceutical services are generally referred to as pharmacy benefit management ("PBM") services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. We dispense prescription drugs to customers through a network of more than 55,000 third-party retail pharmacies and through our own mail service pharmacies. We have one of the leading mail service pharmacy businesses among independent pharmacy services companies in terms of prescriptions filled in 2002. During 2002, we processed approximately 20 million prescriptions through our mail service pharmacies and processed approximately 71 million retail pharmacy claims.

        Address and Availability of Information.    Our executive offices are located at 3000 Galleria Tower, Suite 1000, Birmingham, Alabama 35244. Our telephone number is (205) 733-8996, and our website address is http://www.caremarkrx.com. We electronically file our annual reports on Form 10-K, our quarterly reports on Form 10-Q and any current reports on Form 8-K with the Securities and Exchange Commission. These filings and any amendments thereto are available, free of charge, through our website as soon as reasonably practicable after they are electronically filed with the Commission.

        Status of Securities and Exchange Commission Comments.    In 2001, the Securities and Exchange Commission announced that it would review prior filings and issue comment letters to each of the Fortune 500 companies. Caremark Rx, Inc. received its comment letter, covering the 2001 Form 10-K and subsequently filed Forms 10-Q, in July 2002. The Company exchanged correspondence and conducted conference calls with the SEC concerning their comments through March 2003. The SEC's comments focused on our providing expanded or supplemental disclosures, many of which are contained in this Annual Report on Form 10-K. These matters are subject to interpretation, and the SEC has not concluded its reviews of our filings.

        Strategy.    Our business strategy centers on providing innovative pharmaceutical solutions and quality customer service in order to enhance clinical outcomes for the participants in our customers' health benefit plans while assisting our customers in better managing their overall healthcare costs. We intend to increase our market share and extend our leadership in the pharmaceutical services industry through a combination of organic growth and, potentially, strategic acquisitions of businesses. We believe that our focus on management of our customers' overall healthcare costs, our mail service expertise and the breadth and quality of our product and service offerings distinguish us from many of our competitors.

        Chronological Development of Business.    We were formerly known as MedPartners, Inc., and were organized in 1993 with the goal of improving the nation's healthcare system by building an integrated delivery system. We grew quickly in pursuit of this goal, primarily through acquisitions. We were incorporated under the laws of Delaware in August 1995 as "MedPartners/Mullikin, Inc.," the surviving corporation in the November 1995 combination of the businesses of the original MedPartners, Inc. and Mullikin Medical Enterprises, L.P., a privately-held physician practice management entity based in Long

Beach, California. In September 1996, we changed our name to "MedPartners, Inc." and completed the acquisition of Caremark International Inc. ("CII"), a publicly-traded PPM and pharmaceutical services company based in Northbrook, Illinois.

        On November 11, 1998, we announced that Caremark would become our core operating unit and that we intended to dispose of our PPM and contract services operations. As of December 31, 2002, substantially all of the businesses comprising these operations had been closed or sold. We have classified these businesses as discontinued operations. See "—Discontinued Operations."

        Subsequent to Caremark's becoming our core operating unit, we changed our name to Caremark Rx, Inc. and grew our business primarily through the "organic growth" provided by our sales force. We have not engaged in significant acquisitions of businesses subsequent to the discontinuance of the PPM business; however, in April 2002, we acquired all of the outstanding capital stock of seven corporations under common control and collectively doing business as Choice Source Therapeutics ("Choice Source") for aggregate consideration of approximately $49.3 million. Choice Source distributes pharmaceutical products, primarily those used for the treatment of hemophilia, to customers located in the U.S.

        Operations.    The pharmacy benefit management services we provide for our customers involve the design and administration of programs aimed at reducing the cost and improving the safety, effectiveness and convenience of prescription drug use. We dispense prescription drugs both directly, through our own mail service pharmacies and indirectly, through a network of third-party retail pharmacies.

        We make recommendations to our customers encouraging them to design benefit plans promoting the use of the lowest cost, most clinically appropriate drug, including generics when available. We assist them in monitoring the effectiveness of these plans through frequent, informal communications as well as through a formal annual customer review. We further assist our customers in lowering their pharmaceutical costs by negotiating arrangements with pharmaceutical manufacturers and drug wholesalers for the cost-effective purchase of the prescription drug products we dispense. These arrangements typically provide for our receiving discounts from established list prices in one, or a combination, of the following forms. These discounts may take the form of a direct discount at the time of purchase, a discount for prompt payment of invoices or, when products are indirectly purchased from a manufacturer (e.g. through a wholesaler or retail pharmacy or chain) a retroactive discount, or rebate. We also receive additional discounts under our wholesale contract if we exceed contractually-defined annual purchase volumes. We record these discounts, regardless of their form, as a reduction of our cost of revenues.

        We utilize an independent panel of doctors, pharmacists and other medical experts, referred to as our Pharmacy and Therapeutics ("P&T") Committee, to select drugs for the preferred drug lists that we administer. The P&T Committee selects drugs that meet the highest standards of safety and efficacy for these preferred drug lists, and we conduct ongoing, independent reviews of all drugs, as well as of our clinical programs, to maximize clinical outcomes.

        All prescriptions, whether they are filled through one of our mail service pharmacies or through a pharmacy in our retail network, are analyzed, processed and documented by our proprietary prescription management systems. These systems assist staff and network pharmacists in processing prescriptions by automating tests for various items, including plan eligibility, authorization, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization and potential fraud.

        Our staff pharmacists review mail service prescriptions and refill requests with the assistance of our prescription management systems. This review may involve communications with the prescribing physician and, with the physician's approval, can result in generic substitution, therapeutic substitution or other actions to affect cost or to improve quality of treatment. In these cases, we inform participants about the change made to their prescription.

        We currently operate four large, automated mail service pharmacies located in Phoenix, Arizona; Westin, Florida; Mount Prospect, Illinois and San Antonio, Texas. The Phoenix pharmacy commenced limited operations in 2002 and is expected to become fully operational in the second quarter of 2003. We also plan to commence the expansion of the Westin pharmacy in 2003, with completion of this expansion occurring in 2004. Our customers submit prescriptions, primarily for maintenance medications, to these pharmacies via mail, telephone or fax. Additionally, refill requests may also be submitted via the Internet.

        We also operate a network of 19 smaller mail service pharmacies ("Branch Pharmacies") located throughout the United States and used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. Seventeen of the Branch Pharmacies are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). Additionally, we operate a United States Food and Drug Administration ("FDA") regulated repackaging facility in which we repackage bulk purchases of certain drugs into the most common prescription amounts dispensed from our automated mail service pharmacies.

        Our retail pharmacy program allows customers to fill prescriptions at more than 55,000 pharmacies nationwide. When a customer fills a prescription in a retail pharmacy, the network pharmacist sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management system, which verifies relevant customer data and co-payment information and confirms that the pharmacy will receive payment for the prescription.

        We have adopted and implemented clinical quality assurance procedures as well as policies and procedures to help ensure regulatory compliance under our quality assurance programs. Each mail service prescription undergoes a sequence of safety and accuracy checks and is reviewed and verified by a registered pharmacist before shipment when necessary. We also analyze drug-related outcomes to identify opportunities to improve the quality of care.

        Our clinical services utilize advanced protocols and offer customers convenience in working with healthcare providers and other third parties. Major initiatives such as CarePatterns® for disease state management and CaremarkConnect® for quick and easy enrollment strengthen our leadership position in these markets. In 2002, our asthma, diabetes, coronary artery disease and heart failure disease state management programs became accredited by the National Committee for Quality Assurance ("NCQA").

        Information Systems.    Our PBM information system incorporates integrated architecture which centralizes all data generated from filling mail service prescriptions, adjudicating retail pharmacy claims and fulfilling other customer service contracts. This integrated system allows access to a single data source containing a complete history of prescription activity for each customer. Information from this system is then integrated into a data repository, which is used for analysis. Rx Navigator®, our proprietary, internally-developed query tool, also interfaces with this data and is sold to our customers and suppliers to allow them to conduct customized data analysis while maintaining participant confidentiality in accordance with HIPAA privacy standards.

Pharmaceutical Benefits Management Industry

        Overview.    PBM companies initially emerged in the early 1980s, primarily to provide cost-effective drug distribution and claims processing for the healthcare industry. In the mid-1980s, they evolved to include pharmacy networks and drug utilization review to address the need to manage the total cost of pharmaceutical services. Through volume discounts; retail pharmacy networks; mail pharmacy services; preferred drug list administration; claims processing and drug utilization review, PBM companies created an opportunity for health benefit plan sponsors to deliver prescription drugs in a more cost-effective manner while improving compliance with recommended guidelines for safe and effective drug use.

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

  •
  Expansion of the availability and use of biotechnology-based and injectable therapies; and

  •
  The nature and extent of changes to the Medicare program, if any, which result in the addition of a drug benefit component.

        Competition.    We compete with a number of large, national PBM companies, including Express Scripts, Inc.; Medco Health Solutions, Inc. (a wholly-owned subsidiary of Merck & Co., Inc.) and AdvancePCS. These competitors are large and may possess greater financial, marketing and other resources than we possess. We also compete with several large health insurers/managed care plans (e.g. Wellpoint, Aetna, PacifiCare) and retail pharmacies (e.g. Walgreen, CVS, Eckerd) which have their own PBM capabilities as well as several national and regional companies including Accredo Health, Inc. and Priority Healthcare Corp., which provide services similar to ours. To the extent that competitors are owned by pharmaceutical manufacturers or retail pharmacies, they may have pricing advantages that are unavailable to us and other independent PBM companies. Additionally, we compete with certain hemophilia treatment centers which have access to favorable pricing through government-sponsored programs.

        We believe the primary competitive factors in the PBM industry include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) the ability to negotiate favorable discounts from, and access to, retail pharmacy networks; (iii) responsiveness to customers' demands; (iv) the ability to identify and apply effective cost containment programs utilizing clinical strategies; (v) the ability to develop and utilize preferred drug lists; (vi) the ability to market PBM products and services; (vii) the commitment to provide flexible, clinically-oriented services to customers and (viii) the quality, scope and costs of products and services offered to customers. We consider our principal competitive advantages to be our commitment to providing flexible, clinically-oriented services to our customers; broad service offering; mail service expertise and high quality of customer service as measured by independent surveys.

Government Regulation

        Overview.    As a participant in the healthcare industry, our operations and relationships are subject to federal and state laws and regulations and enforcement by federal and state governmental agencies. Various federal and state laws and regulations govern the purchase, distribution and management of prescription drugs and related services and affect or may affect us. Sanctions may be imposed for violation of these laws or regulations. We believe our operations are in substantial compliance with existing laws and regulations that are material to our operations. However, the application of complex standards to the detailed operation of our business always creates areas of uncertainty. Moreover, regulation of the healthcare industry is in a state of flux. Any failure or alleged failure to comply with applicable laws and regulations, or any adverse changes in the laws and regulations, could have a material adverse effect on our operating results and financial condition.

        ERISA Regulation.    The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), provides for comprehensive federal regulation of certain employee pension and health benefit plans, including self-funded corporate health plans with which we have agreements to provide pharmaceutical services. We believe that, in general, the conduct of our business is not subject to the fiduciary obligations of ERISA, but there can be no assurance that we will not be subject to assertions that the fiduciary obligations imposed by the statute apply to certain aspects of our operations. We do accept limited fiduciary responsibilities for purposes of claims processing and adjudication for certain PBM clients and for appeals of denials of claims for benefits for certain PBM clients.

        State legislation discussed in this section may be preempted in whole or in part by ERISA. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings.

        Mail Service Pharmacy Regulation.    We are licensed to do business as a pharmacy in each state in which we operate a dispensing pharmacy. Many of the states into which we deliver prescription drugs have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. We believe we are in substantial compliance with all state laws and regulations that apply to our pharmacy operations. To the extent that any state laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to apply to us, they could have a material adverse effect on our prescription mail service operations.

        We dispense prescription drugs pursuant to orders received through our Internet website. Accordingly, we are subject to certain federal and state laws affecting on-line pharmacies. In addition to existing laws, several states have proposed laws to regulate on-line pharmacies, and federal regulation by the FDA, or another federal agency, of on-line pharmacies that dispense prescription drugs has been proposed. Certain of our operations could be materially adversely affected by such legislation if it is enacted and restricts our ability to offer these services.

        Other statutes and regulations may affect our mail service operations. For example, the Federal Trade Commission requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail service orders within thirty days and to provide clients with refunds when appropriate. In addition, the United States Postal Service ("USPS")

has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have a material adverse effect on our mail service operations. However, as of December 31, 2002, the USPS had not exercised such statutory authority.

        Licensure Laws.    Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, third party administrators and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBM companies often is unclear. We have registered under such laws in those states in which we have concluded that registration is required.

        FDA Regulation.    The FDA generally has authority to regulate drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. In January 1998, the FDA issued Draft Guidance regarding its intent to regulate certain drug promotion and therapeutic substitution activities of PBM companies that are controlled, directly or indirectly, by drug manufacturers. The FDA effectively withdrew the Draft Guidance and has indicated that it would not issue new Draft Guidance. However, there can be no assurance that the FDA will not assert jurisdiction over certain aspects of our PBM business, including the Internet sale of prescription drugs, which could materially adversely affect certain of our operations.

        The FDA also regulates the conduct of clinical trials for drugs. In general, the sponsor of the drug product that is being studied, or the manufacturer that will have the right to market the drug product if it is approved by the FDA, has the responsibility to comply with the laws and regulations that apply to the conduct of clinical trials. However, in providing services related to the conduct of clinical trials, we may assume some or all of the sponsor's or clinical investigator's obligations related to the study of the drug. Some violations of the laws enforced by the FDA are punishable by civil and criminal penalties against both the violating company and other responsible individuals. We believe that we have met all applicable regulatory responsibilities with regard to our involvement in clinical trials; however, the interpretation of the laws and regulations relating to the conduct of clinical trials is complex and sometimes subjective. We have not significantly participated in clinical trials and do not anticipate participating in any clinical trials after January 1, 2003; however, any failure or alleged failure by us to comply with our regulatory responsibilities with respect to our prior involvement in clinical trials could have an adverse effect on certain of our operations.

        Network Access Legislation. A majority of states now have some form of legislation affecting the ability to limit access to a pharmacy provider network or remove network providers. "Any willing provider" legislation may require us or our clients to admit any retail pharmacy willing to meet the plan's price and other terms for network participation. "Due process" legislation may prohibit the removal of a provider from a pharmacy network except in compliance with certain procedures. Other legislation may prohibit days' supply limitations or co-payment differentials between mail service and retail pharmacy providers. To the extent that such legislation is applicable, certain of our operations could be materially adversely affected by network access legislation.

        Legislation Imposing Plan Design Mandates.    Some states have enacted legislation that prohibits a health plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states have adopted "freedom of choice" legislation, which provides that members of a plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers, or provide that a plan participant may sue his or her health plan if care is denied. Some states have enacted and other states have introduced legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to us, but it may apply to certain of our customers (generally, HMOs and health insurers). If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable by our customers through pharmacy benefit management. To the extent that plan design mandate legislation is applicable to us, certain of our operations could be materially adversely affected. Additionally, in late 2000 the Equal Employment Opportunity Commission issued a decision holding that two ERISA plans discriminated in violation of Title VII of the Civil Rights Act of 1964 by failing to cover oral contraceptives when other preventive medications were covered. As with legislation imposing plan design mandates, this decision may apply to certain of our customers and could have the effect of limiting the economic benefits achievable through pharmacy benefit management if it is applied broadly.

        Other states have enacted legislation purporting to prohibit health plans not covered by ERISA from requiring or offering members financial incentives for use of mail service pharmacies. To date, there have been no formal administrative or judicial efforts to enforce any such laws; however, if commenced, any such enforcement could have a material adverse effect on our mail service pharmacy business, to the extent such enforcement impacts health plans with which we do business.

        Managed Care Reform.    Proposed legislation is being debated on both the federal and state level, and legislation has been enacted in several states, aimed primarily at providing additional rights and access to drugs to individuals enrolled in managed care plans. Some of these initiatives would, among other things: (i) require that health plan members have greater access to drugs not included on a plan's formulary; (ii) give health plan members the right to sue their health plans for malpractice if they have been denied care and (iii) mandate the content of the appeals or grievance process when a health plan member is denied coverage. The scope of the managed care reform proposals under consideration by Congress and state legislatures, and reforms enacted by states to date, vary greatly, and the scope of future legislation that may be enacted is uncertain. To the extent that managed care reform legislation is applicable, certain of our operations could be materially adversely affected.

        Formulary Restrictions. A number of states have begun to regulate the management of prescription drug benefits. For example, some states have passed laws mandating coverage for off-label uses of drug products where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states have begun to enact laws that regulate the development and use of formularies by insurers, HMOs and other third party payors. These laws have included requirements on the development, review and update of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members, and a process for allowing members to obtain non-preferred drugs without additional cost-sharing when they are medically necessary and the formulary drugs are determined to be clinically inappropriate. Additionally, the National Association of Insurance Commissioners ("NAIC"), an organization of state insurance regulators, is developing a model law referenced below under "Comprehensive PBM Legislation" that would address formulary regulation issues. To the extent that such legislation would be applicable, increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our insurer, HMO and other health plan customers.

        The Federal Anti-Remuneration Law.    Federal law prohibits, among other things, an entity from knowingly and willfully offering, paying, soliciting or receiving, subject to certain exceptions and "safe harbors," any remuneration to induce the referral of individuals or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made under Medicare, Medicaid or certain other federal healthcare programs. A number of states have similar laws, some of which are not limited to services for which government-funded payment may be made. State laws and exceptions or safe harbors vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in the Medicare, Medicaid and other federal healthcare programs.

        The federal anti-remuneration law has been interpreted broadly by some courts, the Office of Inspector General ("OIG") within the United States Department of Health and Human Services ("HHS"), and administrative bodies. Because of the federal statute's broad scope, HHS established certain safe harbor regulations that specify various payment practices that are protected from criminal or civil liability. Safe harbors exist for certain discounts and rebates offered to purchasers, certain personal services arrangements and certain properly disclosed payments made by vendors to group purchasing organizations, as well as for other transactions and relationships. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to challenge by HHS.

        In October 2002, the OIG issued draft Compliance Guidance for Pharmaceutical Manufacturers ("OIG Draft Guidance"). In the OIG Draft Guidance, the OIG identified three major potential risk areas for pharmaceutical manufacturers: (i) integrity of data used by state and federal governments to establish payment; (ii) kickbacks and other illegal remuneration; and (iii) compliance with laws regulating drug samples. The OIG Draft Guidance highlights a number of practices that the OIG has previously identified as potentially improper under the federal anti-remuneration law, such as certain "product conversion programs" in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. The OIG Draft Guidance also suggests that several common arrangements between PBMs and pharmaceutical manufacturers be "carefully reviewed." For instance, the OIG Draft Guidance indicates that incentive payments by pharmaceutical manufacturers to PBM companies offered to induce the PBM to recommend or arrange for the purchase of the pharmaceutical manufacturer's drug products also potentially implicate the federal anti-remuneration law. Moreover, the OIG Draft Guidance also suggests that when pharmaceutical manufacturers offer free or below market rate goods or services to purchasers, such as PBMs, to induce the purchaser to put the pharmaceutical manufacturer's drug on their formulary, the federal anti-remuneration law is implicated and the arrangement should be structured to meet a safe-harbor, if possible. The OIG Draft Guidance could have a chilling effect on the payment of rebates by pharmaceutical manufacturers and thus limit the economic benefits of discounts achievable through pharmacy benefit management. Reductions in the payments of rebates could have a material adverse effect on our operations.

        The federal anti-remuneration law has been cited as a partial basis, along with state consumer protection laws, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with product conversion programs. Additionally, certain governmental entities have commenced investigations of companies in the pharmaceutical services industry and have identified issues concerning development of preferred drug lists, therapeutic substitution programs, pricing of pharmaceutical products and discounts from prescription drug manufacturers. Several pharmaceutical manufacturers have entered into settlement agreements with the federal government concerning marketing and pricing practices. Further, at least one state has filed a lawsuit concerning similar issues against a health plan. To date, we have not been the subject of any such suit, or, to our knowledge, any such investigation. However, there can be no assurance that we will not be subject to any such investigation or litigation in the future.

        We believe that we are in substantial compliance with the legal requirements imposed by the anti-remuneration laws and regulations. However, there can be no assurance that we will not be subject to challenge under such laws or regulations, or that any such challenge would not have a material adverse effect on us.

        The Stark Law.    The federal law known as the "Stark Law" prohibits a physician from referring Medicare or Medicaid beneficiaries for "designated health services" (which include, among other things, outpatient prescription drugs, home health services and durable medical equipment and supplies) to an entity with which the physician or an immediate family member of the physician has a "financial relationship" and prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and Medicare and Medicaid program exclusion. The Stark Law contains certain statutory and regulatory exceptions for physician referrals and physician financial relationships. In 1995, the Centers for Medicare & Medicaid Services ("CMS," formerly known as the Health Care Financing Administration) published final regulations under the Stark Law which provide some guidance on interpretation of the scope and exceptions of the Stark Law. In addition, CMS has released "Phase I" of the Stark Law final regulations which became effective, for the most part, on January 4, 2002, and which describe the parameters of the statutory exceptions in more detail and set forth additional exceptions. It is uncertain when CMS will release "Phase II" of the Stark Law final regulations. We do not believe that we receive any referrals from any physician who has (or whose immediate family member has) a financial relationship with us that, under the Stark Law and related regulations, would bar the physician from making referrals to us or bar the presentation of any claim based on such referrals.

        State Self-Referral Laws.    We are subject to state statutes and regulations that prohibit payments for the referral of individuals from or by physicians to healthcare providers with whom the physicians have a financial relationship. Some of these state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or healthcare provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark Law and vary significantly from state to state. The laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies; however, we believe we are in substantial compliance with such laws.

        Federal Statutes Prohibiting False Claims and Fraudulent Billing Activities.    A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant of these laws is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government, through a "whistleblower" or "qui tam" action. Because such actions are filed under seal and may remain secret for years, there can be no assurance that neither we nor any of our affiliates are named in a material qui tam action.

        In addition, the federal government has commenced numerous investigations of various pharmaceutical manufacturers and healthcare providers in recent years with respect to false claims, fraudulent billing and related matters. In 2002, the federal government entered into a settlement agreement with a pharmaceutical manufacturer concerning claims by the federal government that the manufacturer violated the Federal False Claims Act by overstating the price of its product to the Medicaid Rebate Program by failing to treat a payment to a managed care plan for formulary positioning as a discount. There can be no assurance that our current or former operations are not the subject of one or more such investigations or that they will not become the subject of such an investigation in the future. Moreover, to the extent that we become involved in any such investigation, there can be no assurance that we will not incur significant costs in resolving such matter.

        State Insurance Laws.    Some states have laws that prohibit submitting a false claim or making a false record or statement in order to secure reimbursement from an insurance company. These state laws vary, and violation of them may lead to the imposition of civil or criminal penalties. We believe we are in substantial compliance with such laws.

        Reimbursement.    Approximately 1.5% of our net revenue is derived directly from Medicare, Medicaid or other government-sponsored healthcare programs and is subject to, among other laws and regulations, the federal anti-remuneration law, the Stark Law and/or the Federal False Claims Act. Also, we provide products and services to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs.

        Recently, the government has given increased attention to how drug manufacturers develop and report pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs. One element common to most payment formulas, Average Wholesale Price ("AWP"), has come under criticism for allegedly not accurately reflecting prices actually charged and paid at the wholesale level. The federal government is currently investigating the use of AWP for Medicare and Medicaid reimbursement. There can be no assurance that we will not be the subject of any such investigation. In the OIG Draft Guidance, the OIG stated that a pharmaceutical manufacturer's purposeful manipulation of the AWP to increase its customers' profits by increasing the amount the federal healthcare programs reimburse its customers implicates the federal anti-remuneration law. Several states have filed lawsuits against pharmaceutical manufactures for allegedly inflating actual prices for prescription drugs illegally. In addition, class action lawsuits have been brought by consumers against pharmaceutical manufacturers alleging overstatement of AWP. We are not responsible for such calculations, reports or payments; however, there can be no assurance that our ability to negotiate discounts and rebates from drug manufacturers will not be materially adversely affected by such investigations in the future.

        The federal government has also entered into settlement agreements with several drug manufacturers relating to the calculation and reporting of AWP pursuant to which the drug manufacturers, among other things, have agreed to report new pricing information, the "average sale price," to government healthcare programs. The average sale price is calculated differently than AWP. Changes in the reporting of AWP or in the basis for calculating reimbursement proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of drugs by Medicaid and Medicare, could adversely affect our ability to negotiate discounts with manufacturers. Such changes could also adversely affect our relationships with pharmacies and with health plans. In some circumstances, such changes might also adversely impact the reimbursement that we receive from Medicare or Medicaid programs, from managed care organizations that contract with government health programs to provide prescription drug benefits or from other benefit plan sponsors.

        Should there be any material change to federal or state reimbursement methodologies, regulations or policies, it could have a material adverse effect on us. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe that we can service our current Medicaid customers through our existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, they could have a material adverse effect on certain aspects of our business.

        Legislation and Other Matters Affecting Drug Prices.    Some states have adopted legislation and regulations requiring that a pharmacy participating in the state Medicaid program give the state the best price that the pharmacy makes available to any third party payor ("most favored nation pricing" legislation). Such legislation and regulations may have a material adverse effect on our ability to negotiate discounts in the future from network pharmacies and on the reimbursement we receive from such Medicaid programs. At least one state has enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation has not yet been enacted in the states where our pharmacies are located. Such legislation, if enacted in other states, could have a material adverse effect on our ability to negotiate discounts on our purchase of prescription drugs to be dispensed by our pharmacies.

        Further, we negotiate pricing discounts and rebates from drug manufacturers. State Medicaid programs also negotiate pricing discounts with drug manufacturers and generally require that such Medicaid programs receive the "best price" on such pricing discounts. Investigations involving drug manufacturers have been commenced by certain governmental entities which question whether best price discounts were properly calculated, reported and paid to the Medicaid programs. As noted above, the federal government has entered into a settlement agreement with a pharmaceutical manufacturer concerning claims by the federal government that the manufacturer violated the Federal False Claims Act by overstating the price of its product to the Medicaid Rebate Program by failing to treat a payment to a managed care plan for formulary positioning as a discount. We are not responsible for such calculations, reports or payments; however, there can be no assurance that our ability to negotiate discounts and rebates from drug manufacturers will not be materially adversely affected by such investigations in the future. To our knowledge, we have not been the subject of any investigation regarding best price discounts to Medicaid programs; however, there can be no assurance that we will not be subject to such investigations in the future.

        Privacy and Confidentiality Legislation.    Many of our activities involve the receipt, use and disclosure by us of confidential health information, including disclosure of the confidential information to an individual's health benefit plan. In addition, we use de-identified data for research and analytical purposes. Confidentiality provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") required the Secretary of HHS to issue standards concerning health information privacy if Congress did not enact health information privacy legislation by August 1999. As Congress did not enact health information privacy legislation, the Secretary issued a final rule regarding health information privacy in December 2000. In March 2002, the Secretary issued a Notice of Proposed Rule Making indicating the intent to further modify the originally issued final regulations. Following additional comments received, the Secretary issued new final regulations in August 2002.

        This final privacy rule, which has a compliance deadline of April 14, 2003, imposes extensive requirements on the way in which healthcare providers, health plans and their business associates use and disclose protected health information ("PHI"). This final rule gives individuals the right to receive notice regarding how their PHI is used and disclosed, the right to request restrictions on how PHI may be used or disclosed and the rights of access to, amendment of and accounting for disclosures of PHI. Direct providers, such as pharmacies, are required to provide a written Notice of Privacy Practices to individuals that describes how the provider uses and discloses PHI for treatment, payment and healthcare operations. For all uses or disclosures of PHI that do not involve treatment, payment or healthcare operations, the rule generally requires that all providers and health plans obtain a valid written individual authorization. In many cases, use or disclosure of PHI must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions.

        We have completed our assessment of the steps we must take to comply with these regulations and have implemented the majority of the necessary changes to our systems, policies and procedures. We believe that we will complete implementation of the remaining steps by the compliance deadline and further believe that these remaining steps will not have a material adverse effect on us.

        In addition to the federal health information privacy regulations described above, most states have enacted healthcare information confidentiality laws which limit the disclosure of confidential medical information. The final privacy rule under HIPAA does not preempt state laws regarding health information privacy that are more restrictive than HIPAA.

        In August 2000, HHS also issued, pursuant to HIPAA, final regulations establishing transaction standards and code sets for the electronic transmission of healthcare information. These regulations adopt national, uniform standards that must be used if one healthcare provider or health plan conducts certain electronic transactions with another healthcare provider or health plan. The final regulations also mandate the use of certain code sets in connection with the standard transactions. Although the final rule had a compliance deadline of October 16, 2002, the Secretary granted a one-year extension upon submission of a plan to come into compliance. We were in full compliance with the October 16, 2002 deadline for all of our covered electronic transactions. As a precaution, however, we did file for an extension.

        In February 2003, HHS issued final regulations pursuant to HIPAA that govern the security of PHI (the "Security Standards"). The Security Standards impose extensive additional administrative, physical, technological and organizational requirements on healthcare providers, health plans and their business associates regarding the storage of, utilization of and access to PHI. The compliance date for the Security Standards is April 21, 2005. We are assessing the steps we must take to comply with the Security Standards and the associated costs of compliance. While this assessment is not yet complete, we believe the Security Standards will require some changes to our information systems and business practices, and there can be no assurance that these changes and their associated costs will not have a material adverse effect on us.

        Consumer Protection Laws.    The federal government and most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic substitution programs. The Federal Trade Commission is currently investigating the consumer privacy and advertising practices of several pharmaceutical manufacturers and retail pharmacies with an apparent focus on refill reminders and other participant-specific communications. There can be no assurance that our operations will not be subject to challenge under one or more of these laws.

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

        Comprehensive PBM Regulation.    Although no state has implemented legislation regulating PBM activities in a comprehensive manner, such legislation has been introduced recently in several states. These legislative initiatives have the support of associations representing community and independent pharmacists as well as national chain pharmacies. Such legislation could have a material adverse impact on our operations, if enacted in a state in which we conduct a significant amount of business, and if such legislation restricted our ability to conduct our business in a manner similar to that in which it is currently conducted. In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy ("NABP," an organization of state boards of pharmacy) and the NAIC are considering proposals to regulate PBMs and/or PBM activities including formulary development and utilization management, and the NCQA, an accreditation organization, is considering voluntary standards regarding these issues. While the actions of the NABP and NAIC would not have the force of law, they may influence states to adopt any requirements or model acts which they promulgate. Moreover, any standards established by NCQA could materially impact us either directly or indirectly based on their impact on our health plan customers.

        Antitrust.    Numerous lawsuits have been filed throughout the United States under various state and federal antitrust laws by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices. An adverse outcome in any of these lawsuits could require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to PBMs and managed care entities to the extent that their respective abilities to affect market share are comparable. This practice, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability of certain discounts and rebates currently received in connection with our drug purchases. The loss of such discounts and rebates could have a material adverse impact on our operations. In addition, to the extent that we appear to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties.

        Regulation of Financial Risk Plans.    Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM company plan offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. We currently have no contracts under which we are materially at risk to provide pharmacy benefits. In those contracts under which we have assumed limited risk under performance guarantees or similar arrangements, we believe that we have substantially complied with all applicable laws.

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

        State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority. Such standards often address the qualifications of an applicant's personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Pharmacists employed by each pharmacy must also satisfy applicable state licensing requirements. Several states require that we also employ a pharmacist licensed in that state. We have registered our pharmacies in every state in which such registration is required. Also, pharmacy technicians must comply with applicable state requirements for registration, or in some states, licensure. In addition, our 17 JCAHO-accredited Branch Pharmacies must maintain certain quality and other standards to retain this accreditation.

        Future Legislation, Regulation and Interpretation.    As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been and may be introduced in the United States Congress and state legislatures relating to healthcare reform. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on us. Further, although we exercise care in structuring our operations to comply in all material respects with the laws and regulations summarized in this Government Regulation section, there can be no assurance that: (i) government officials charged with responsibility for enforcing such future laws will not assert that we, or certain transactions in which we are involved, are in violation thereof and (ii) such future laws will ultimately be interpreted by the courts in a manner consistent with our interpretation. Therefore, it is possible that future legislation and regulation and the interpretation thereof could have a material adverse effect on us.

        Medicare Prescription Drug Benefit.    Medicare presently covers only a limited number of outpatient prescription drugs, but current legislative initiatives are being considered to expand Medicare to include a broad-based prescription drug benefit and/or a pharmaceutical discount card program. If legislation is adopted to expand Medicare to include a broad-based prescription benefit, Medicare reimbursement and coverage of prescription drugs could change significantly in the future. Some proposals have included provisions for incorporating the services of PBM companies into the Medicare program to administer the drug benefit program and control costs. We cannot assess at this stage of legislative debate whether the legislative proposals currently under consideration will be approved, how they would address drug coverage or costs or how they would impact us.

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

Employees

        As of December 31, 2002, we employed a total of 4,723 people. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

Discontinued Operations

        General.    During 1998, we committed to a plan to divest our PPM and contract services businesses. As a result, we have classified the results of the operations of these businesses as discontinued operations. We subsequently closed, sold or otherwise disposed of substantially all of these operations; however, we continued to retain certain liabilities. For further information, see Note 13, "Discontinued Operations and Related Contingencies" to our audited consolidated financial statements which begin on page F-1 of this Annual Report on Form 10-K.

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

Item 2. Properties

        We lease substantially all of our real property. Our corporate headquarters is located in Birmingham, Alabama, and we also have corporate offices in Northbrook, Illinois and Redlands, California. Our information technology support is provided primarily from facilities in Bannockburn, Illinois.

        We operate four automated mail service pharmacies located in Phoenix, Arizona; Westin, Florida; Mount Prospect, Illinois and San Antonio, Texas. The Phoenix pharmacy commenced limited operations in 2002 and is expected to become fully operational in the second quarter of 2003. We also plan to commence the expansion of the Westin pharmacy in 2003, with completion of this expansion occurring in 2004. In January 2003, we purchased the real property associated with our San Antonio, Texas pharmacy for approximately $6.5 million. Our FDA-regulated repackaging facility is located in Vernon Hills, Illinois. We have three regional call centers that support participants' and retail pharmacists' inquiries and a dedicated disease management call center within one of our call centers. Two of the call centers are located in San Antonio, Texas, and the third is located in Kansas City, Missouri. We have 19 smaller mail service pharmacies located across the United States to support delivery of certain medications to individuals with chronic or genetic diseases and disorders.

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

        On March 19, 2003, Caremark Rx and Caremark were served with a purported representative action filed by American Federation of State, County & Municipal Employees, a labor union comprised of numerous autonomous local unions and affiliations. Several other PBM companies are also named as defendants in this lawsuit. The lawsuit was filed in the Superior Court of The State of California, the County of Los Angeles, and alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to rebates, pricing, formulary management and mail order services. The lawsuit seeks declaratory and injunctive relief and seeks unspecified monetary damages. We believe that lawsuit mischaracterizes the business practices of Caremark Rx and Caremark and that we have meritorious defenses to the claims alleged. We intend to vigorously defend this lawsuit.

        On May 9, 2002 and May 10, 2002, Caremark received administrative subpoenas duces tecum issued by the U.S. Attorney's Office in Boston, Massachusetts. Following Caremark's receipt of the subpoenas, the U.S. Attorney's Office informed Caremark's counsel that the two subpoenas were related and that Caremark was not presently a target of the investigation. The subpoenas appeared to focus primarily on Caremark's business relationship with TAP Pharmaceuticals, including TAP's drugs Lupron and Prevacid. Caremark believes it is in compliance, in all material respects, with all laws and regulations applicable to its business practices and has cooperated with the government and produced the documents called for in the subpoenas. Caremark cannot predict the purpose or outcome of the investigation at this time.

        On April 2, 2002, Caremark Rx was served with a purported private class action lawsuit which was filed in the United States District Court, Central District of California. On August 29, 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx was subsequently served on May 29, 2002 with a virtually identical lawsuit, containing the same types of allegations, which was also filed in the United States District Court, Central District of California. On December 12, 2002, this case was also ordered transferred to the United States District Court, Northern District of Alabama. Both of these lawsuits have been amended to name Caremark as a defendant, and Caremark Rx has been dismissed from the second case filed. These lawsuits, which are similar to pending litigation recently filed against other PBM companies, allege that Caremark Rx and Caremark, each act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. The lawsuits seek unspecified monetary damages and injunctive relief. Management believes that Caremark Rx and Caremark have meritorious defenses to these lawsuits and intends to vigorously defend these claims. Caremark Rx and Caremark, as applicable, have filed motions seeking the consolidation and complete dismissal of both of these actions on various grounds. The plaintiffs have yet to respond to these motions, and they are currently pending before the court.

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

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our stockholders during the fourth quarter of 2002.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "CMX" (formerly listed under the symbol "MDM"). The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for each quarter of the two year period beginning January 1, 2001.

	High	Low
2002
First Quarter	$19.98	$14.20
Second Quarter	21.95	15.00
Third Quarter	17.70	12.24
Fourth Quarter	19.59	14.40
2001
First Quarter	$15.11	$10.75
Second Quarter	17.20	12.35
Third Quarter	18.50	14.29
Fourth Quarter	16.93	11.90

        On March 14, 2003, the closing sale price of our common stock on the NYSE was $17.10, and there were 17,145 holders of record.

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

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Statement of Operations data:
Net revenue	$6,805,348	$5,614,029	$4,427,945	$3,307,806	$2,634,017

Income from continuing operations*	$828,797	$190,545	$104,695	$59,146	$30,760
Loss from discontinued operations	(37,503)	—	(268,000)	(199,310)	(1,284,878)

Income (loss) before cumulative effect of a change in accounting principle*	791,294	190,545	(163,305)	(140,164)	(1,254,118)
Cumulative effect of a change in accounting principle	—	—	—	—	(6,348)

Net income (loss)*	791,294	190,545	(163,305)	(140,164)	(1,260,466)
Preferred security dividends	(9,913)	(13,217)	(13,250)	(3,255)	—

Net income (loss) to common stockholders*	$781,381	$177,328	$(176,555)	$(143,419)	$(1,260,466)

Average number of common shares outstanding—basic	234,222	224,740	206,042	190,734	189,327

Average number of common shares outstanding—diluted	263,305	262,237	214,025	194,950	189,927

Earnings per common share—basic:
Income from continuing operations*	$3.50	$0.79	$0.44	$0.29	$0.16

Loss from discontinued operations	$(0.16)	$—	$(1.30)	$(1.04)	$(6.79)

Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$(0.03)

Net income (loss) to common stockholders*	$3.34	$0.79	$(0.86)	$(0.75)	$(6.66)

Earnings per common share—diluted:
Income from continuing operations*	$3.15	$0.73	$0.43	$0.29	$0.16

Loss from discontinued operations	$(0.14)	$—	$(1.25)	$(1.03)	$(6.77)

Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$(0.03)

Net income (loss) to common stockholders*	$3.01	$0.73	$(0.82)	$(0.74)	$(6.64)

Balance Sheet data:
Cash and cash equivalents	$306,804	$159,066	$2,352	$6,797	$23,100
Working capital (deficiency)*	348,640	(31,403)	(181,910)	(28,750)	85,111
Total assets*	1,912,740	873,671	685,536	770,846	1,862,106
Long-term debt (net of current portion)	695,625	695,625	733,347	1,230,025	1,735,096
Convertible preferred securities	—	200,000	200,000	200,000	—
Total stockholders' equity (deficit)*	257,693	(772,467)	(969,064)	(1,281,475)	(1,144,173)

*
The 2002 period includes amounts related to adjustment of our deferred income tax asset valuation allowance. This adjustment resulted in the recognition of: (a) a $520 million deferred tax benefit included in income from continuing operations and related statement of operations line items; (b) a current deferred income tax asset of approximately $202 million included in working capital; (c) a $413 million long-term deferred tax asset included in total assets and (d) a direct increase to stockholders' equity of approximately $69.5 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The purpose of the following management's discussion and analysis of financial condition and results of operations ("MD&A") is to help facilitate an understanding of the significant factors influencing our historical operating results, financial condition and cash flows and also to convey management's expectations of the potential impact of known trends, events or uncertainties that may materially impact future results. This MD&A contains "forward-looking statements" as described on page i of this Annual Report on Form 10-K.

        Our MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto which appear beginning on page F-1 of this Annual Report on Form 10-K.

Overview

        We are one of the largest pharmaceutical services companies in the United States. Our services assist employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States in delivering prescription drugs in a cost-effective manner.

        Our pharmaceutical services are generally referred to as pharmacy benefit management, or "PBM," services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. We generate our net revenue primarily from dispensing prescription drugs, either directly through our mail service pharmacies or indirectly through our network of third-party retail pharmacies, and through providing certain other services, including disease management, health benefits management and data access to our customers. Our net revenue represents amounts billed to both customers and participants in our customers' health benefit plans and includes copayments paid by participants both to us, for mail service prescriptions, and to the third-party pharmacies in our retail network, for most retail prescriptions. Our net revenues reflect the effects of any discounts provided to our customers. See Note 2, "Summary of Significant Accounting Policies—Revenue Recognition" to our audited consolidated financial statements contained in this Annual Report on Form 10-K for detailed information concerning our revenue recognition policies.

        We generate cost savings for our customers primarily by negotiating for the discounted purchase of pharmaceutical products dispensed to their participants. We purchase pharmaceutical products from, and negotiate various forms of discounts from established list prices with, pharmaceutical manufacturers, pharmaceutical wholesalers and retail pharmacies. When we purchase pharmaceutical products directly from their manufacturer, as is typically the case with generic and biotech products, we generally receive any negotiated discount at the time of purchase. When we purchase pharmaceutical products indirectly (e.g. through a wholesaler or from a retail pharmacy at the point-of-dispensing), as is typically the case with brand-name, non-biotech products, we generally receive a discount from both the vendor and the product's manufacturer. In these cases, the vendor discount is received at the time of purchase; however, the manufacturer discount is received after the product is dispensed, in the form of a rebate. Our cost of revenues reflect the effects of these discounts.

        The prices we have negotiated with our customers for the pharmaceutical products we dispense to their participants are generally based on contractual discounts from established list prices and may also include additional discounts based on the type (i.e. preferred brand, non-preferred brand, generic, etc.) of prescriptions filled. The prices in our vendor contracts with various parties (manufacturers, wholesalers, retail pharmacies, etc.) for the purchase of these pharmaceuticals are also based on discounts from established list prices plus, in many cases, additional discounts in the form of prompt payment terms and/or rebates. Additionally, both our customer and vendor contracts contain clauses which would allow us to renegotiate pricing in the event that legislation or other events limiting or eliminating the various discounting practices in the pharmaceutical industry, including the practice of providing discounts in the form of rebates, were to occur.

        We dispense prescription drugs on behalf of our customers through our four large, automated mail service pharmacies and our 19 smaller regional mail service pharmacies as well as through a nationwide network composed of over 55,000 independent retail pharmacies. We recently opened our fourth automated mail service pharmacy in Phoenix, Arizona. The Phoenix pharmacy commenced limited operations in the fourth quarter of 2002, and we expect it to become fully operational in the second quarter of 2003.

Critical Accounting Policies

        In Financial Reporting Release No. 60, the SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

        Income taxes.    We have a history of unprofitable operations from losses incurred in our discontinued PPM business. The year 2001 was the first year out of the previous five in which we have reported net income and taxable income. These losses generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $1.75 billion as of December 31, 2002.

        Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to our history of unprofitable operations and to the continuing uncertainties surrounding our discontinued operations as discussed above, we historically did not recognize any of this net deferred tax asset for financial reporting purposes.

        In the fourth quarter of 2002, management concluded that it is more likely than not that we will realize a significant portion of the NOL carryforward. Upon reaching this conclusion, we recorded the estimated net realizable value of the deferred tax asset and expect to provide for income taxes at a rate equal to our combined federal and state effective rates, which approximate 40% under current tax rates, rather than the 7.5% rate previously used. Subsequent revisions to the estimated net realizable value of the deferred tax asset may cause our provision for income taxes to vary significantly from period to period, although our cash tax payments will remain unaffected until the benefit of the NOL is utilized.

        Discontinued operations.    Our financial statements are prepared using discontinued operations accounting for our discontinued PPM business. Under discontinued operations accounting, we accrued estimates of our expected liabilities related to discontinued operations through their eventual discharge, which, in many cases, was expected to be several years in the future. There are primarily two remaining liabilities related to our discontinued PPM operations, leases and legal disputes, which continue to require significant judgements and estimates on the part of our management.

        Our accrual for lease liabilities could be materially affected by factors such as our ability to secure subleases, the creditworthiness of sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on the general health of the economy and resultant demand for commercial property. Our accrual for legal disputes is based on our lawyers' estimates of legal expenses and probable losses for eventual resolution of these disputes. Litigation or other proceedings could take several years to complete. Accordingly, actual legal fees and, possibly, damage awards or settlements, could differ significantly from our estimates.

        While we believe our current estimates of discontinued operations liabilities are adequate, it is possible that future events could require us to make significant adjustments for revisions to these estimates.

        Trade receivables sales facility.    We have arranged to sell an undivided percentage ownership interest in certain of our trade accounts receivable to unrelated third-parties, collectively referred to as the conduit, under a $125 million revolving trade receivables sales facility, which is described in further detail in Note 5, "Trade Receivable Sales Facility" to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K. At December 31, 2002, the Company had sold no interests in its accounts receivable under this facility.

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

        The trade receivables sales facility represents a form of "off-balance sheet financing," since the conduit's ownership interest in MP Receivables' accounts receivable results in assets being removed from our balance sheet, rather than resulting in a liability to the conduit. Since the conduit purchases accounts receivable from MP Receivables on a revolving basis, we currently have access to all of the cash collections on our accounts receivable. Upon the facility's termination, the conduit would be entitled to all cash collections on MP Receivables' accounts receivable until its net investment had been repaid. Because MP Receivables and Caremark are separate legal entities, the assets held by MP Receivables would not be available to satisfy the claims of our creditors until after all amounts due and owing by MP Receivables to the conduit have been paid in full.

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

        Allowance for doubtful accounts.    Certain of our accounts receivable which are not subject to the trade receivables sales facility discussed above are generated on a fee-for-service basis and are subject to credit losses. We have attempted to allow for expected credit losses based on our past experience with similar accounts receivable and believe our allowance for doubtful accounts to be adequate. It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. We continually review and refine the estimation process to make it as reactive to these changes as possible; however, we cannot guarantee that we will be able to accurately estimate credit losses on these accounts receivable.

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

Factors That May Affect Future Results

        Our future operating results and financial condition are dependent on our ability to market our services profitably, which is, in turn, heavily dependent on our ability to successfully negotiate discounts for pharmaceutical purchases at various points in our supply chain, and to successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including: (i) identification of, and competition for, growth and expansion opportunities; (ii) declining reimbursement levels for products distributed; (iii) exposure to liabilities in excess of our insurance; (iv) compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; (v) adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; (vi) adverse resolution of existing or future lawsuits; (vii) our ability to successfully integrate acquired businesses; (viii) costs of modifications of our information systems and business practices to comply with HIPAA privacy, security and electronic interchange standards; (ix) liquidity and capital requirements and (x) our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding the closure or sale of our PPM business. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition.

        There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Item 3. "Legal Proceedings" and Notes 13 and 14 to our audited consolidated financial statements which begin on page F-1 of this Annual Report on Form 10-K.

Results of Continuing Operations

        The following tables set forth selected information about our results of continuing operations for each of the three years ended December 31, 2002:

				Percentage Increase/(Decrease)
	Year Ended December 31,
				2002 over 2001	2001 over 2000
	2002	2001	2000
	(In millions, except per share/claim amounts)
Net revenue	$6,805.3	$5,614.0	$4,427.9	21.2%	26.8%
Operating expenses:
Cost of revenues	6,227.2	5,169.7	4,078.3	20.5%	26.8%
Selling, general and administrative expenses	167.6	147.3	116.2	13.8%	26.8%
Depreciation and amortization	29.9	26.9	23.2	11.2%	15.9%
Interest expense, net	46.8	64.1	97.0	-27.0%	-33.9%

	6,471.5	5,408.0	4,314.7	2.5%	0.8%

Income from continuing operations before provision for (benefit from) income taxes	333.8	206.0	113.2	62.1%	82.0%
Provision for (benefit from) income taxes:
Current provision (at 7.5% effective rate)	25.0	15.5	8.5	61.3%	82.4%
Deferred benefit	(520.0)	—	—	N/C	N/C

	(495.0)	15.5	8.5	-3293.5%	82.4%

Income from continuing operations	$828.8	$190.5	$104.7	335.1%	82.0%

Income from continuing operations per common share—diluted	$3.15	$0.73	$0.43	331.5%	69.8%

Operating Income (1)	$380.6	$270.1	$210.2	40.9%	28.5%

Operating Margin	5.59%	4.81%	4.75%

EBITDA (2)	$410.5	$297.0	$233.4	38.2%	27.2%

EBITDA Margin	6.03%	5.29%	5.27%

Net cash provided by (used in):
Continuing operations	$408.4	$285.4	$221.4	43.1%	28.9%

Investing activities	$(98.0)	$(32.3)	$(24.9)	203.4%	29.7%

Financing activities	$(112.3)	$(33.2)	$(49.3)	238.3%	-32.7%

Discontinued operations and special charges	$(50.4)	$(63.2)	$(151.6)	-20.3%	-58.3%

Revenues:
Mail service	$3,410.1	$2,780.9	$2,136.8	22.6%	30.1%
Retail	3,341.4	2,781.3	2,250.2	20.1%	23.6%
Other	53.8	51.8	40.9	3.9%	26.7%

	$6,805.3	$5,614.0	$4,427.9	21.2%	26.8%

Cost of revenues:
Drug ingredient cost	$5,945.3	$4,923.6	$3,889.1	20.8%	26.6%
Pharmacy operating costs and other costs of revenues	281.9	246.1	189.2	14.5%	30.1%

	$6,227.2	$5,169.7	$4,078.3	20.5%	26.8%

Pharmacy claims processed:
Mail	20.2	18.2	14.6	10.8%	24.6%
Retail.	71.3	63.8	53.8	11.7%	18.6%

	91.5	82.0	68.4	11.5%	19.9%

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

Results of continuing operations for 2002 compared to 2001

        Net Revenue.    Net revenue increased by approximately $1.2 billion to approximately $6.8 billion in 2002 from approximately $5.6 billion in 2001. Increases in sales volumes, resulting primarily from net new customer additions and increases in the utilization of products, accounted for approximately $721.6 million, or 60.6%, of the total increase in net revenue. Net revenue per prescription increases, primarily from drug cost inflation offset by increased generic utilization, accounted for an additional amount of approximately $442.5 million, or 37.1% of the increase in net revenue. We estimate that increases in generic dispensing rates lowered the amount of drug cost inflation referred to above by approximately $130 million during 2002. The acquisition of Choice Source on April 30, 2002, added approximately $27.2 million of additional net revenue during 2002.

        We anticipate that our revenue growth in 2003 will be approximately 25% to 30% over 2002 amounts, after the expected impact of generic drug introductions. A significant portion of this increase is comprised of net new customer additions which we implemented in early 2003.

        Our other revenues presented in the preceding table are composed primarily of amounts billed for sales of de-identified pharmaceutical data and amounts billed for disease management services. We recorded approximately $18 million of data sales revenue in 2002, compared to approximately $19 million in 2001.

        Cost of revenues.    Drug ingredient costs increased approximately $1.0 billion to approximately $5.9 billion in 2002 from approximately $4.9 billion in 2001. Volume increases, resulting primarily from net new customer additions and increases in the utilization of products, represented approximately $631.1 million, or 61.8%, of this increase. Increases in drug ingredient costs per prescription, primarily from drug cost inflation, resulted in approximately $371.5 million, or 36.4% of the increase. The rate of increase in drug ingredient costs per prescription (8.2%) was slightly lower than the rate of increase in revenue per prescription (8.7%). While several factors, including drug cost inflation, contribute to increases in both the revenue and drug ingredient cost per prescription, we were able to maintain a lower inflation rate in drug ingredient costs, primarily due to increases in direct discounts from manufacturers (rebates) as well as through increased generic utilization.

        We anticipate volume increases of approximately 20% for 2003 and anticipate drug cost inflation to be comparable to the levels of 2001 and 2002. Our ability to maintain a lower rate of inflation in drug ingredient costs than the inflation rate of revenue per prescription will be dependent on our ability to successfully negotiate discounts from pharmaceutical manufacturers, wholesalers and retail pharmacies.

        Pharmacy operating costs and other costs of revenue increased 14.5% in 2002. This increase corresponds primarily to increases in pharmacy operating costs necessary to service the 10.8% increase in the volume of mail service pharmacy claims, coupled with expenses incurred for capacity additions to both our mail service pharmacies (including the addition of a pharmacy in Phoenix, Arizona) and customer service call centers (including the addition of call centers in San Antonio, Texas and Kansas City, Missouri) made necessary by this growth and by increased staffing levels necessary to support new customer contracts beginning on January 1, 2003. Although these expenses increased on an absolute basis, they decreased as a percent of net revenue, from 4.4% in 2001 to 4.1% in 2002, due to our continued focus on gaining efficiencies through economies of scale and productivity improvements.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased on an absolute basis in 2002 to support the overall growth in our business and includes increases due to the Choice Source acquisition; however, selling, general and administrative expenses decreased as a percentage of net revenue reflecting our continued focus on leveraging our existing infrastructure to grow our business.

        Depreciation and Amortization.    Depreciation and amortization increased in 2002 due primarily to the timing of capital expenditures being placed in service, offset by a reduction in amortization expense associated with the November 2001 restructuring of our contract with Oxford Health Plans. In 2002, we implemented the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets concerning discontinuance of amortization of previously acquired goodwill; however, the implementation of this standard had no material impact on our amortization expense. We expect that depreciation and amortization will increase to approximately $45 million in 2003 as a result of the capital expenditures made in 2002 and the projected implementation dates of expenditures planned for 2003.

        Interest Expense, Net.    The decrease in net interest expense in the 2002 periods resulted primarily from a reduction in both interest rates applicable to and amounts due under our credit facility and our trade receivables sales facility, both of which are subject to variable interest rates coupled with increased interest income generated by cash on hand.

        Benefit from Income Taxes.    The net benefit from income taxes of $495 million compares to approximately $15.0 million of income tax expense in 2001 and is composed of approximately $25 million of current tax expense, which approximates the total amount of cash taxes we expect to pay related to our 2002 taxable income after utilization of net operating loss carryforwards, offset by a $520 million deferred tax benefit. This deferred tax benefit resulted from a reduction, in the fourth quarter of 2002, of the valuation allowance previously recorded to reduce the book value of our net deferred tax asset to its estimated net realizable value. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), we were required to record a valuation allowance to the extent that it was "more likely than not" that we would not realize the benefits of this asset. In the fourth quarter of 2002, management determined that, based on our historical operating performance and on our reasonably expected future performance, we no longer met this criteria, and, accordingly reduced the valuation allowance. For further information, see Note 11, "Income Taxes," to our audited consolidated financial statements which begin on page F-1 of this Annual Report on Form 10-K.

Results of continuing operations for 2001 compared to 2000

        Net Revenue.    Net revenue increased by approximately $1.2 billion to approximately $5.6 billion in 2001 from approximately $4.4 billion in 2000. Increases in sales volumes, resulting primarily from net new customer additions and increases in the utilization of products, accounted for approximately $905.2 million, or 76.3%, of the total increase in net revenue. Net revenue per prescription increases, primarily from drug cost inflation offset by increased generic utilization, accounted for an additional amount of approximately $280.9 million, or 23.7% of the increase in net revenue. We estimate that increases in generic dispensing rates lowered the amount of drug cost inflation referred to above by approximately $70 million in 2001.

        Our other revenues are composed primarily of amounts billed for sales of de-identified pharmaceutical data and amounts billed for disease management services. We recorded approximately $19 million of data sales revenue in 2001, compared to approximately $20 million in 2000.

        Cost of revenues.    Drug ingredient costs increased approximately $1.0 billion in 2001. Volume increases, resulting primarily from net new customer additions and increases in the utilization of products, accounted for $797.4 million, or 77%, of the increase. Increases in drug ingredient costs per prescription, primarily from drug cost inflation, contributed to approximately $234.8 million, or 23%, of the increase. The rate of increase in drug ingredient costs per prescription (5.6%) was slightly lower than the rate of increase in revenue per prescription (5.8%). While several factors, including drug cost inflation, contribute to increases in both the revenue and drug ingredient cost per prescription, we were able to maintain a lower inflation rate in drug ingredient costs, primarily due to increases in direct discounts from manufacturers (rebates).

        Pharmacy operating costs and other costs of revenue increased 30.1% in 2001. This increase corresponds primarily to increases in pharmacy operating costs necessary to service the 24.6% increase in the volume of mail service pharmacy claims. Although these expenses increased on an absolute basis, they remained relatively constant as a percentage of net revenue.

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

        Interest Expense, Net.    The decrease in net interest expense in 2001 resulted primarily from our retirement of our $420 million senior subordinated notes in September 2000, as well as a reduction in amounts due under our credit facility which were funded from operating cash flows and the proceeds received from the redemption of our Threshold Appreciation Price Securities ("TAPS"). Interest expense was also positively impacted by lower average interest rates applicable to both the credit facility and the trade receivables sales facility, which are subject to variable interest rates.

        Provision for Income Taxes.    Our effective tax rate on income from continuing operations was 7.5% for both the 2001 and 2000 periods. This effective rate is significantly below the statutorily enacted corporate income tax rates applicable to our taxable income for each period and is the result of: (i) utilization of our federal tax NOL carryforwards and (ii) state tax planning strategies which will allow us to utilize our consolidated state tax NOLs in certain states.

Results of Discontinued Operations

        2002.    During the year ended December 31, 2002, we recorded a charge of approximately $62.5 million, excluding related income tax benefits, for revised estimates of exit costs related to our discontinued PPM operations based on additional information from that existing in 2000, when we recorded a similar charge. The 2002 charge consisted of adjustments to accruals for potential future obligations primarily related to leases, triggered by changes in the commercial real estate market, and legal expenses, triggered by the progress of various litigation and/or arbitration cases. These amounts are estimates, and actual costs could differ from those recorded.

        2000.    During the year ended December 31, 2000, we recorded a charge of $268.0 million as a result of our progress in completing the exit from our PPM operations. This charge included a $167.6 million adjustment in the net assets of our remaining PPM operations and $100.4 million in adjustments to accruals for potential future obligations such as rents and litigation.

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

        The following tables set forth selected information concerning our liquidity and capital resources and changes therein at and for the year ended December 31, 2002 (in millions):

Net cash and cash equivalents provided by (used in):
Continuing operations	$408.4
Investing activities	(98.0)
Financing activities	(112.3)
Discontinued operations	(50.4)

Net increase in cash and cash equivalents for the year ended December 31, 2002	147.7
Cash and cash equivalents—December 31, 2001	159.1

Cash and cash equivalents—December 31, 2002	$306.8

Net working capital (deficiency) (1):
December 31, 2001	$(31.4)

December 31, 2002	$348.6

	December 31, 2002	December 31, 2001
Long-term debt:
Fixed-rate debt	$450.0	$450.0

Variable-rate debt	$248.1	$248.1

Availability under revolving credit facility	$280.3	$288.0

(1)
Working capital equals total current assets minus total current liabilities.

        Cash Flows from Continuing Operations.    Our performance relative to cash and cash equivalents provided by continuing operations for the year ended December 31, 2002, resulted from factors discussed above related to income from continuing operations coupled with focused management of working capital.

        Cash Flows from Investing Activities.    Cash flows from investing activities for the year ended December 31, 2002, consist of $48.4 million of capital expenditures and $49.6 million of cash outflows associated with the Choice Source acquisition.

        Cash Flows from Financing Activities.    During the year ended December 31, 2002, we received net proceeds of $24.8 million from issuance of our common stock under employee benefit plans including exercises of non-qualified stock options. These proceeds were offset primarily by payments of $99.2 million under our trade receivables sales facility, preferred security dividends of $14 million, and purchases of our common stock on the open market of $22.7 million.

        Cash Flows from Discontinued Operations.    In addition to the amounts paid through December 31, 2002, to service liabilities which arose from our discontinued PPM operations, we have accrued approximately $107 million of remaining liabilities related to our discontinued operations. We expect to pay approximately $95 million of this accrued amount during 2003. These amounts are estimates, and actual amounts could differ from those recorded.

        Working Capital.    The increase in working capital from December 31, 2001 to December 31, 2002, is due primarily to the inclusion of approximately $202 million of current deferred tax assets in working capital. Exclusive of this deferred tax asset, our working capital increased by approximately $178.3 million during 2002 due primarily to our operating cash flow performance during the period offset by amounts paid to acquire Choice Source and capital expenditures.

        Credit Facility.    We have a $550 million credit facility with Bank of America, N.A. as administrative agent which was put in place on March 15, 2001 and amended and restated on April 11, 2002. This credit facility consists of a $300 million revolving credit facility maturing in March 2005 and a $250 million term loan facility maturing in March 2006.

        At December 31, 2002, borrowings under the credit facility bore interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins and consisted of outstanding term loans of $248.1 million. At December 31, 2002, we had approximately $280.3 million available for borrowing under the revolving credit facility, exclusive of approximately $19.7 million reserved under letters of credit.

        The credit facility is guaranteed by our material subsidiaries and secured by certain liens and pledges, contains prepayment provisions with respect to certain cash proceeds and contains restrictive covenants. The security interests, guarantees and covenants applicable to the credit facility are described in further detail in Note 8, "Long-Term Debt and Operating Leases" to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

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

        Trade Receivables Sales Facility.    We have arranged to sell an undivided percentage ownership interest in certain of our accounts receivable pursuant to a revolving period trade receivables sales facility which is described in further detail in Note 5, "Trade Receivable Sales Facility" to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K. During 2002, we repaid $99.2 million to the conduit to reduce the conduit's interest in our accounts receivable to zero. We retain full availability of amounts committed under the trade receivables sales facility.

Outlook

        Liquidity and Capital Resources Overview.    Currently, our liquidity needs arise primarily from: (i) funding discontinued operations (including the funding of any retained liabilities); (ii) commitments related to financing obtained through the issuance of long-term debt; (iii) working capital requirements; (iv) capital expenditures and (v) the periodic repurchase of our common stock pursuant to our stock repurchase program discussed further below. Additionally, subject to certain restrictions in the credit facility, we have acquired businesses, and may continue to acquire additional businesses in the future, and could fund any such acquisition using cash on hand, availability under our trade receivables sales facility or our revolving credit facility, or a combination thereof. We believe that our cash flows from operations and amounts available under our trade receivables sales facility and our revolving credit facility are sufficient to meet our liquidity needs.

        On July 1, 2002, we announced that we had adopted a plan to repurchase up to $150 million of our common stock on the open market. These repurchases will occur at times and in amounts permitted under our credit facility. We repurchased approximately 1.5 million shares for an aggregate amount of approximately $22.7 million under this plan in 2002.

        Changes in Accounts Receivable Sales.    Our operating cash flow performance in 2002 was sufficient to enable us to reduce the conduit's net investment in our accounts receivable to zero from the $99.2 million net investment held at December 31, 2001. This change had the effect of increasing the carrying amount of accounts receivable on our balance sheet as well as certain common accounts receivable-based ratios like days sales outstanding. Our results of operations were not impacted by this change.

        Contractual Obligations and Commercial Commitments—Continuing Operations.    We have various contractual obligations and/or commercial commitments arising from both our continuing and discontinued operations. These obligations and commitments are more fully described in this Annual Report on Form 10-K under various headings in MD&A as well as in the notes to our audited consolidated financial statements which appear beginning on page F-1. The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to our continuing operations at December 31, 2002 (in millions):

	Payments due under contractual obligations
	Total	2003	2004-2005	2006-2007	After 2007
Long-term debt—term loan facility (1)	$248.1	$2.5	$5.0	$240.6	$—
Long-term debt—letters of credit (1)	$19.7	—	$19.7	—	—
Long-term debt—senior subordinated notes (2)	450.0	—	—	450.0	—
Operating leases (3)	78.5	15.2	27.0	14.0	22.3

	$796.3	$17.7	$51.7	$704.6	$22.3

(1)
See "—Historical Liquidity and Capital Resources—Credit Facility" and financial statement Note 8, "Long-Term Debt and Operating Leases."

(2)
See "—Historical Liquidity and Capital Resources—Senior Notes" and financial statement Note 8, "Long-Term Debt and Operating Leases."

(3)
See financial statement Note 8, "Long-Term Debt and Operating Leases."

        See "—Discontinued Operations" for information about contractual obligations and commercial commitments related to our discontinued operations.

        Planned Capital Expenditures.    We expect total capital expenditures for 2003 to be approximately $65 million, including the approximately $6.5 million we spent in January 2003 to purchase the real property associated with our San Antonio, Texas pharmacy. Additionally, we continue to evaluate the scope of modifications of our information systems needed to comply with applicable HIPAA rules. We expect that HIPAA requirements will result in additional capital expenditures over the level required for maintenance and growth of our operations through April 2005, which is the scheduled deadline for compliance with HIPAA security standards. We do not expect costs associated with HIPAA to materially impact our financial condition, results of operations or cash flows.

        Elimination of Preferred Security Dividends.    On October 15, 2002, we redeemed our Convertible Preferred Securities. This redemption resulted in the elimination of the associated $14 million annual dividend requirement beginning with the payment which would have been due January 1, 2003.

        Discontinued Operations.    Future cash needed to fund the remaining liabilities of discontinued operations and estimated exit costs, which was estimated to be approximately $107 million, in aggregate, at December 31, 2002, will be funded by cash flows from continuing operations and, if necessary, by amounts available under the trade receivables sales or revolving credit facilities. We believe that these sources will be sufficient to fund these payments, which we expect to total approximately $95 million in 2003.

        We have various contractual obligations and commercial commitments arising from our discontinued operations. These primarily include obligations under various leases for commercial real estate. These leases had aggregate remaining rental payments, net of amounts to be paid to us under subleases, of approximately $64.7 million at December 31, 2002, due as follows: 2003—$11.6 million; 2004/2005—$21.1 million; 2006/2007—$14.3 million and after 2007—$17.7 million. These amounts represent totals for our net existing contractual obligations under these various leases and do not reflect our estimates of the effects of early termination. Additionally, we are named as guarantor or obligor on additional discontinued operations real estate leases which we assigned to third-parties. The aggregate amount of these guarantees totaled approximately $94.2 million at December 31, 2002, and expire as follows: 2003—$18.1 million; 2004/2005—$31.8 million; 2006/2007—$17.9 million and after 2007—$26.4 million. Additional information concerning the remaining contractual obligations and commercial commitments related to our discontinued operations can be found in Note 13, "Discontinued Operations and Related Contingencies" to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

        Deferred Income Taxes.    At December 31, 2002, we had a cumulative income tax net operating loss ("NOL") carryforward of approximately $1.75 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, these net operating loss carryforwards will expire on various dates through 2020, with over 90% of the total NOL carryforward amount expiring from 2018 to 2020. In addition to these NOL carryforwards, we have approximately $101 million of future additional income tax deductions related to our discontinued operations. The Company also has a federal alternative minimum tax credit carryforward of approximately $20 million, which may be used to offset its ordinary federal corporate income taxes in the future.

        Under FAS 109 we are required to record a valuation allowance against the deferred tax asset for the future tax benefits of tax loss and tax credit carryforwards, as well as for other temporary differences, if it is more likely than not that we will not be able to utilize the deferred tax asset to offset future taxes. In years prior to 2002, management believed this to be the case, and, accordingly, fully reserved our net deferred income tax asset. During the fourth quarter of 2002, management determined that, based on our historical operating performance and on our reasonably expected future performance, we no longer met this "more likely than not" criteria, and, accordingly reduced the valuation allowance. For further information, see Note 11, "Income Taxes," to our audited consolidated financial statements which begin on page F-1 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

        In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). All business combinations initiated after June 30, 2001, are required to be accounted for under the provisions of these two statements, and application of these provisions to previously recorded business combinations was required as of January 1, 2002. The principal provisions of FAS 141 and FAS 142 are as follows:

  •
  All business combinations initiated after June 30, 2001, are required to be accounted for using the "purchase" method, under which the identifiable assets and liabilities of the acquired business are recorded at their respective fair values with the residual amount being recorded as goodwill. The "pooling-of-interests" method, under which the financial statements of the acquirer and the acquiree were combined as if the two businesses had always been one, is no longer used.

  •
  Goodwill and identifiable intangible assets are no longer amortized over a maximum period of forty years. Goodwill is not required to be amortized but is instead tested for impairment annually or upon the occurrence of certain "triggering events." Identifiable intangible assets are required to be amortized over their expected useful lives. Those with indefinite expected useful lives are not required to be amortized but are tested for impairment using a similar methodology to that used for goodwill. Identifiable intangible assets which are amortizable are required to be tested for impairment under FAS 144 (as defined).

        Additionally, the FASB issued Statements of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations("FAS 143") and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144") during 2001. FAS 143 relates to obligations which generally are incurred in connection with the ownership of real property. We lease the substantial majority of our real property and, therefore, do not believe that the provisions of FAS 143 significantly impact to our current operations.

        FAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. FAS 144 also amended Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

        We adopted FAS 141, FAS 142, FAS 143 and FAS 144 on January 1, 2002, and the adoption of these standards had no material impact on our financial condition, results of operations or cash flows.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 ("FAS 148"). FAS 148 provides certain new disclosure requirements for stock-based compensation, including quarterly reporting of information previously required to be reported annually. We adopted the disclosure provisions of FAS 148 in December 2002. FAS 148 also specifies three transition methods that companies may choose if they elect to record compensation expense for the fair value of stock options granted under the recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. These transition methods are summarized as follows:

  •
  Prospective method. Companies would apply the recognition provisions to all employee awards granted, modified, or settled after the beginning of the fiscal year in which these recognition provisions are first applied. This option is only available to us if we choose to adopt the recognition provisions in 2003. We are currently evaluating our alternatives in this regard and have not reached a decision as to when, or if, we will choose to expense the estimated fair value of employee stock option grants in the absence of a requirement that we do so.

  •
  Modified prospective method. Companies would recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value based accounting method in this Statement had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.

  •
  Retroactive restatement method. Companies would restate all periods presented to reflect stock-based employee compensation cost under the fair value based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Restatement of periods prior to those presented is permitted but not required.

        In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51 ("FIN 46"). Under FIN 46, certain "variable interest entities" which were previously used as vehicles for "off-balance sheet financing" were required to be included in the consolidated financial statements of the entities which are their primary beneficiaries. This requirement effectively eliminates the "off-balance sheet" accounting treatment for many such entities. The structure of our trade receivables sales facility, as previously described, is such that the provisions of FIN 46, when adopted by us in 2003, will result in no change in accounting for any of the transactions occurring thereunder.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements With Multiple Deliverables ("EITF 00-21"), in which it established the criteria under which individual components of contractual arrangements with customers could be identified as "separate units of accounting" and accounted for as distinct revenue-generating events under the existing accounting standards governing revenue recognition, including SAB 101. EITF 00-21 is effective for contracts entered into after June 15, 2003, and could result in a delay in recognizing revenue under contracts where certain elements do not meet the criteria to be designated as "separate units of accounting."

        As previously mentioned, customers who contract with us for pharmaceutical benefits management services may also contract with us for other services, including disease management and/or health benefits management. These arrangements may be entered into in a single contract, and, in such an instance, this contract would represent the sale of multiple deliverables, thereby falling within the scope of EITF 00-21. However, the utility of our pharmaceutical benefits management services is identical to customers regardless of their purchasing our disease management and/or health benefits management services. Since these services are also frequently sold to customers at different times and under separate contracts, we believe that they meet the separability requirements of EITF 00-21, and, thus, represent "separate units of accounting" for revenue recognition purposes. We have historically accounted for the revenues derived from such contracts in this manner and do not expect our adoption of EITF 00-21 in 2003 to impact our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility and for the discount on revolving sales of accounts receivable under our trade receivables sales facility. Our earnings and the fair value of our fixed-rate debt are subject to change as a result of movements in market interest rates. At December 31, 2002, we had $248.1 million of obligations which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at December 31, 2002, would result in an increase in annual interest expense of approximately $2.5 million, presuming that obligations subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on our outstanding obligations and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

Item 8. Financial Statements and Supplementary Data

        Information with respect to this item is contained in our audited consolidated financial statements and financial statement schedules listed in the index on page F-1 of this Annual Report in Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item is incorporated herein by reference to the proxy statement for our 2003 Annual Meeting of Stockholders.

Item 11. Executive Compensation

        The information required by this item is incorporated herein by reference to the proxy statement for our 2003 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference to the proxy statement for our 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated herein by reference to the proxy statement for our 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

        3.    Exhibits

        The exhibits filed as a part of this Annual Report are listed in Item 15(c) of this Annual Report on Form 10-K, which is hereby incorporated herein by reference.

(b)
Reports on Form 8-K

        We filed no Current Reports on Form 8-K during the quarter ended December 31, 2002.

(c)
Exhibits

Exhibit No.
2.1	—	Second Amended and Restated Operations and Settlement Agreement, dated September 14, 2000, among the Director of the Department of Managed Care of the State of California; the Department of Managed Care of the State of California; J. Mark Abernathy, as Special Monitor-Examiner; the Company; and MedPartners Provider Network, Inc., a California corporation, filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference. The Exhibits and Schedules that are referenced in the Operations and Settlement Agreement have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.
2.2	—	Second Amended Chapter 11 Plan of MedPartners Provider Network, Inc., dated July 7, 2000, filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference. The Exhibits and Schedules that are referenced in the Chapter 11 Plan of MedPartners Provider Network, Inc. have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.
2.3	—	Amended and Restated Supplemental Plan Agreement, dated September 14, 2000, among MedPartners Provider Network, Inc., the Company, certain direct and indirect subsidiaries of the Company, certain Managed Physician Practices, and certain Plans, filed as Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference. The Exhibits and Schedules that are referenced in the Supplemental Plan Agreement have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.
3.1	—	MedPartners, Inc. Third Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference.
3.2	—	Certificate of Ownership and Merger, merging Caremark Rx, Inc. into MedPartners, Inc., filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on September 14, 1999, is hereby incorporated herein by reference.
3.3	—	Caremark Rx, Inc. Sixth Amended and Restated Bylaws, filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
4.1	—	Amended and Restated Rights Agreement, dated as of February 1, 2000, between Caremark Rx, Inc. and First Chicago Trust Company, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 4, 2000, is hereby incorporated herein by reference.
4.2	—	Amendment to the Amended and Restated Rights Agreement, dated November 7, 2001, filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated herein by reference.
4.3	—	Second Amended and Restated Rights Agreement, dated as of March 11, 2002, between Caremark Rx, Inc., and First Union National Bank, including exhibits thereto, filed as Exhibit 4.1 to Amendment No.1 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 8, 2002, is hereby incorporated herein by reference.

4.4	—	Purchase Contract Agreement, dated September 15, 1997, between MedPartners, Inc. and The First National Bank of Chicago, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Registration No. 333-35665), is hereby incorporated herein by reference.
4.5	—	Pledge Agreement, dated September 15, 1997, by and between MedPartners, Inc., PNC Bank, Kentucky, Inc. and The First National Bank of Chicago, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3 (Registration No. 333-35665), is hereby incorporated herein by reference.
4.6	—	Form of Common Stock Certificate of the Company, filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
4.7	—	Certificate of Trust of Caremark Rx Capital Trust I, filed as Exhibit 4.1 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.8	—	Trust Agreement of Caremark Rx Capital Trust I dated as of September 10, 1999, by and between the Company, the Wilmington Trust Company, and the Administrative Trustees named therein, filed as Exhibit 4.2 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.9	—	Amended and Restated Trust Agreement dated as of September 29, 1999, by and between the Company, the Wilmington Trust Company, and the Holders named therein, filed as Exhibit 4.3 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.10	—	Indenture for the Convertible Subordinated Debentures due 2029 dated as of September 29, 1999 between the Company and the Wilmington Trust Company, filed as Exhibit 4.4 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.11	—	Form of Common Securities of Caremark Rx Capital Trust I, filed as Exhibit 4.5 to Amendment No. 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.12	—	Form of SPURS, filed as Exhibit 4.6 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.13	—	Form of Convertible Subordinated Debentures due 2029, filed as Exhibit 4.7 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
4.14	—	Guarantee Agreement dated as of September 29, 1999 by and between the Company and the Wilmington Trust Company, filed as Exhibit 4.8 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.
10.1	—	Consulting Agreement, dated as of August 7, 1996, by and among Caremark International, Inc., MedPartners, Inc. and C.A. Lance Piccolo, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-09767), is hereby incorporated herein by reference.

10.2	—	Employment Agreement, dated March 18, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.4 to the Company's Quarterly Report on form 10-Q for the quarterly period ended March 31, 1998, is hereby incorporated herein by reference.
10.3	—	Amendment No. 1 to Employment Agreement, dated August 6, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is hereby incorporated herein by reference.
10.4	—	Amendment No. 2 to Employment Agreement, dated December 1, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is hereby incorporated herein by reference.
10.5	—	Amendment No. 3 to Employment Agreement, dated March 8, 2000, by and between the Company and E. Mac Crawford, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
10.6	—	Amendment No. 4 to Employment Agreement, dated August 28, 2001, by and between the Company and E. Mac Crawford, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, is hereby incorporated herein by reference.
10.7	—	Amendment No. 5 to Employment Agreement, dated November 12, 2002, by and between the Company and E. Mac Crawford.
10.8	—	Employment Agreement, dated June 26, 2002, by and between the Company and A.D. Frazier, Jr., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, is hereby incorporated herein by reference.
10.9	—	Employment Agreement, dated January 1, 2000, by and between the Company and John J. Arlotta, filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.10	—	Consulting and Non-Compete Agreement, dated February 19, 2002, by and among the Company and John Arlotta, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is hereby incorporated herein by reference.
10.11	—	Amended and Restated Employment Agreement, dated May 1, 2000, by and between the Company and James H. Dickerson, Jr., filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
10.12	—	First Amendment to Amended and Restated Employment Agreement, dated February 19, 2002, by and between the Company and James H. Dickerson, Jr., filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is hereby incorporated herein by reference.
10.13	—	Consulting and Noncompete Agreement, dated June 30, 2002, by and between the Company and James H. Dickerson, Jr., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, is hereby incorporated herein by reference.
10.14	—	Employment Agreement, dated July 1, 1998, by and between the Company and Edward L. Hardin, Jr., filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

10.15	—	Amendment No. 1 to Employment Agreement, dated March 8, 2000, by and between the Company and Edward L. Hardin, Jr., filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.
10.16	—	Second Amendment to Employment Agreement, dated February 19, 2002, by and between the Company and Edward L. Hardin, Jr., filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is hereby incorporated herein by reference.
10.17	—	Amended and Restated Employment Agreement, dated December 31, 2001, by and between the Company and Howard A. McLure, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated herein by reference.
10.18	—	Employment Agreement, dated June 1, 2000, by and between the Company and Bradley S. Karro, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.
10.19	—	Amended and Restated Incentive Compensation Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.20	—	First Amendment to Amended and Restated Incentive Compensation Plan, dated November 15, 2000, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.21	—	Second Amendment to Amended and Restated Incentive Compensation Plan, dated January 12, 2001, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.22	—	Amended and Restated 1993 Stock Option Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.23	—	First Amendment to Amended and Restated 1993 Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.24	—	Second Amendment to Amended and Restated 1993 Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.25	—	Amended and Restated 1994 Stock Option Plan, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.26	—	First Amendment to Amended and Restated 1994 Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.27	—	Second Amendment to Amended and Restated 1994 Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.28	—	Non-Employee Director Stock Option Plan, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-14163), is hereby incorporated herein by reference.

10.29	—	Amended and Restated 1995 Stock Option Plan, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.30	—	First Amendment to Amended and Restated 1995 Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.31	—	Second Amendment to Amended and Restated 1995 Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.32	—	Amended and Restated 1997 Long Term Incentive Compensation Plan, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.33	—	First Amendment to 1997 Long Term Incentive Compensation Plan, dated November 15, 2000, filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.34	—	Second Amendment to 1997 Long Term Incentive Compensation Plan, dated January 12, 2001, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.35	—	Amended and Restated 1998 Employee Stock Option Plan, filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.36	—	First Amendment to Amended and Restated 1998 Employee Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.37	—	Second Amendment to Amended and Restated 1998 Employee Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.38	—	Amended and Restated 1998 New Employee Stock Option Plan, filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.
10.39	—	First Amendment to Amended and Restated 1998 New Employee Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.40	—	Second Amendment to Amended and Restated 1998 New Employee Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.41	—	Amended and Restated Receivables Transfer Agreement, dated as of January 31, 2001, among MP Receivables Company, as transferor, Caremark Inc., as originator and collection agent, Redwood Receivables Corporation, Park Avenue Receivables Corporation, The Chase Manhattan Bank, as agent for Park Avenue Receivables Corporation and the PARCO APA Banks (as defined therein), and General Electric Capital Corporation, as agent for Redwood Receivables Corporation and the Redwood Liquidity Providers (as defined therein) and as funding agent, filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.42	—	Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2001, among Caremark Inc., as seller, and MP Receivables Company, as buyer, filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.43	—	Credit Agreement, dated as of March 15, 2001, by and between the Company, the Initial Lenders named therein, Bank of America, N.A., J.P. Morgan, a division of Chase Securities, Inc., First Union National Bank, and Banc of America Securities LLC, filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.44	—	Amended and Restated Credit Agreement, dated as of April 11, 2002, among the Company; the Initial Lender Parties named therein; J.P. Morgan Securities Inc.; Wachovia Bank, National Association; Bank of America Securities LLC and Bank of America, N.A., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is hereby incorporated herein by reference.
10.45	—	First Amendment and Waiver dated August 26, 2002 to the First Amended and Restated Credit Agreement dated April 11, 2002 among the Company; the Initial Lender Parties named therein; J.P. Morgan Securities Inc.; Wachovia Bank, National Association; Bank of America Securities LLC and Bank of America, N.A., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, is hereby incorporated herein by reference.
10.46	—	Text of Final Order approving the class action settlement in the class action lawsuit entitled James Taff et al. v. Caremark Rx, Inc. et al., Case No. 0072, filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on June 13, 2000, is hereby incorporated herein by reference.
10.47	—	Pledge and Security Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee, filed as Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.48	—	Trust Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee, filed as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.
10.49	—	Non-Employee Director Deferred Compensation Plan.
10.50	—	Supplemental Executive Retirement Plan.
10.51	—	Employee Stock Purchase Plan.
10.52	—	Amendment One to the Employee Stock Purchase Plan.
10.53	—	Amendment Two to the Employee Stock Purchase Plan.
21	—	Subsidiaries of the Company, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated herein by reference.
23.1	—	Consent of KPMG LLP
23.2	—	Information Concerning Consent of Arthur Andersen LLP
99.1	—	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caremark Rx, Inc.
By:	/s/ HOWARD A. MCLURE Howard A. McLure Executive Vice President and Chief Financial Officer

Date: March 31, 2003

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ E. MAC CRAWFORD E. Mac Crawford	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003
/s/ A.D. FRAZIER, JR. A.D. Frazier, Jr.	President, Chief Operating Officer and Director	March 31, 2003
/s/ HOWARD A. MCLURE Howard A. McLure	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 31, 2003
/s/ EDWARD L. HARDIN, JR. Edward L. Hardin, Jr.	Executive Vice President, General Counsel and Director	March 31, 2003
/s/ MARK S. WEEKS Mark S. Weeks	Senior Vice President and Controller	March 31, 2003
/s/ EDWIN M. BANKS Edwin M. Banks	Director	March 31, 2003
/s/ C. DAVID BROWN II C. David Brown II	Director	March 31, 2003
/s/ COLLEEN CONWAY-WELCH Colleen Conway-Welch	Director	March 31, 2003
/s/ HARRIS DIAMOND Harris Diamond	Director	March 31, 2003
/s/ KRISTEN E. GIBNEY WILLIAMS Kristen E. Gibney Williams	Director	March 31, 2003
/s/ ROGER L. HEADRICK Roger L. Headrick	Director	March 31, 2003
/s/ TED H. MCCOURTNEY Ted H. McCourtney	Director	March 31, 2003
/s/ C. A. LANCE PICCOLO C. A. Lance Piccolo	Director	March 31, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, E. Mac Crawford, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Caremark Rx, Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

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

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ E. MAC CRAWFORD E. Mac Crawford Chief Executive Officer

A signed original of this written statement required by Section 906 had been provided to Caremark Rx, Inc. and will be retained by Caremark Rx, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Howard A. McLure, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Caremark Rx, Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

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

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ HOWARD A. MCLURE Howard A. McLure Executive Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 had been provided to Caremark Rx, Inc. and will be retained by Caremark Rx, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

CAREMARK RX, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

        The following audited consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Items 8 and 15(a)(1):

Page
Independent Auditors' Report issued by KPMG LLP (2002)	F-2
Copy of Report of Arthur Andersen LLP, Independent Public Accountants (2001 and 2000)	F-3
Consolidated balance sheets as of December 31, 2002 and 2001	F-4
Consolidated statements of operations for each of the three years ended December 31, 2002	F-5
Consolidated statements of changes in stockholders' equity (deficit) and comprehensive income (loss) for each of the three years ended December 31, 2002	F-6
Consolidated statements of cash flows for each of the three years ended December 31, 2002	F-7
Notes to consolidated financial statements	F-8

        The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 15(a)(2):

Page
Schedule II—Valuation and qualifying accounts	S-3

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Caremark Rx, Inc.:

        We have audited the accompanying consolidated balance sheet of Caremark Rx, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive income (loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of Caremark Rx, Inc. and subsidiaries, as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 1, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caremark Rx, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP
Birmingham, Alabama
February 7, 2003, except as to the second paragraph of Note 14, which is as of March 19, 2003

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

/s/ Arthur Andersen LLP
Arthur Andersen LLP

Birmingham, Alabama
February 1, 2002

Note: This is a copy of the report previously issued by Arthur Andersen LLP in connection with its audits of the financial statements appearing in Caremark Rx, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the SEC on February 20, 2002. This report has not been reissued by Arthur Andersen LLP in connection with the financial statements appearing in this Annual Report on Form 10-K for the year ended December 31, 2002. See Exhibit 23.2 for further information.

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$306,804	$159,066
Accounts receivable, less allowance for doubtful accounts of $23,239 in 2002 and $18,865 in 2001	506,919	324,086
Inventories	200,412	146,362
Deferred tax asset, net	201,738	—
Prepaid expenses and other current assets	9,772	17,940

Total current assets	1,225,645	647,454
Property and equipment, net	139,002	119,511
Goodwill, net	48,844	5,710
Other intangible assets, net	12,760	20,308
Deferred tax asset, net	412,588	—
Other assets	73,901	80,688

Total assets	$1,912,740	$873,671

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$294,758	$203,217
Claims and discounts payable	370,031	297,730
Other accrued expenses and liabilities	180,685	147,888
Income taxes payable	3,409	3,033
Current portion of long-term debt	2,500	2,500
Current liabilities of discontinued operations	25,622	24,489

Total current liabilities	877,005	678,857
Long-term debt, net of current portion	695,625	695,625
Other long-term liabilities	82,417	70,916
Long-term liabilities of discontinued operations	—	740

Total liabilities	1,655,047	1,446,138
Commitments and contingencies
Convertible Preferred Securities	—	200,000
Stockholders' equity (deficit):
Common stock, $.001 par value; 400,000 shares authorized; issued and outstanding—263,005 shares in 2002 and and 232,652 shares in 2001	263	233
Additional paid-in capital	1,665,155	1,395,246
Treasury stock—1,490 shares	(22,671)	—
Shares held in trust—6,376 in 2002 and 6,472 in 2001	(102,948)	(104,581)
Accumulated deficit	(1,272,071)	(2,063,365)
Accumulated other comprehensive loss	(10,035)	—

Total stockholders' equity (deficit)	257,693	(772,467)

Total liabilities and stockholders' equity (deficit)	$1,912,740	$873,671

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Net revenue	$6,805,348	$5,614,029	$4,427,945
Operating expenses:
Cost of revenues	6,227,182	5,169,716	4,078,322
Selling, general and administrative expenses	167,636	147,278	116,242
Depreciation and amortization	29,928	26,909	23,155
Interest expense, net	46,767	64,131	97,042

	6,471,513	5,408,034	4,314,761

Income from continuing operations before provision for (benefit from) income taxes	333,835	205,995	113,184
Provision for (benefit from) income taxes	(494,962)	15,450	8,489

Income from continuing operations	828,797	190,545	104,695
Loss from discontinued operations, net of income tax benefit of $25,002 in 2002	(37,503)	—	(268,000)

Net income (loss)	791,294	190,545	(163,305)
Preferred security dividends	9,913	13,217	13,250

Net income (loss) to common stockholders	$781,381	$177,328	$(176,555)

Average number of common shares outstanding—basic	234,222	224,740	206,042

Average number of common shares outstanding—diluted	263,305	262,237	214,025

Earnings per common share—basic:
Income from continuing operations	$3.50	$0.79	$0.44

Loss from discontinued operations	$(0.16)	$—	$(1.30)

Net income (loss) to common stockholders	$3.34	$0.79	$(0.86)

Earnings per common share—diluted:
Income from continuing operations	$3.15	$0.73	$0.43

Loss from discontinued operations	$(0.14)	$—	$(1.25)

Net income (loss) to common stockholders	$3.01	$0.73	$(0.82)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Common stock:
Balance—beginning of year	$233	$231	$200
Conversion of Convertible Preferred Securities	27	—	—
Stock issued to TAPS holders upon conversion	—	—	29
Exercise of employee stock options	3	2	2

Balance—end of year	263	233	231

Additional paid-in capital:
Balance—beginning of year	1,395,246	1,399,902	949,177
Conversion of Convertible Preferred Securities	192,701	—	—
Stock issued to TAPS holders upon conversion, net of issuance costs and return of escrowed funds	1,496	2,214	473,972
Preferred security dividends	(9,913)	(13,217)	(13,250)
Exercise of employee stock options, excluding income tax benefit	21,896	9,020	4,460
Income tax benefit of stock option exercises recognized through reduction of deferred tax asset valuation allowance	62,842	—	—
Issuances of shares held in trust:
Employee stock options	—	(2,284)	(14,709)
Employee stock purchase plan	(175)	(389)	(1,213)
Other	1,062	—	1,465

Balance—end of year	1,665,155	1,395,246	1,399,902

Treasury stock:
Balance—beginning of year	—	—	—
Purchases of treasury stock	(22,671)	—	—

Balance—end of year	(22,671)	—	—

Shares held in trust:
Balance—beginning of year	(104,581)	(115,287)	(135,141)
Exercise of employee stock options	—	9,410	17,606
Stock issued under employee stock purchase plan	1,633	1,296	2,248

Balance—end of year	(102,948)	(104,581)	(115,287)

Accumulated deficit:
Accumulated deficit—beginning of year	(2,063,365)	(2,253,910)	(2,090,605)
Net income (loss)	791,294	190,545	(163,305)

Accumulated deficit—end of year	(1,272,071)	(2,063,365)	(2,253,910)

Accumulated other comprehensive loss:
Accumulated other comprehensive loss—beginning of year	—	—	(5,106)
Other comprehensive income (loss):
Minimum pension liability accrual, net of income tax benefit of $6,690	(10,035)	—	—
Unrealized loss on marketable equity securities	—	—	(1,039)
Reclassification adjustment for other comprehensive loss included in net loss	—	—	6,145

Total other comprehensive income (loss)	(10,035)	—	5,106

Accumulated other comprehensive loss—end of year	(10,035)	—	—

Total stockholders' equity (deficit)	$257,693	$(772,467)	$(969,064)

Total comprehensive income (loss):
Net income (loss)	$791,294	$190,545	$(163,305)
Total other comprehensive income (loss)	(10,035)	—	5,106

Total comprehensive income (loss)	$781,259	$190,545	$(158,199)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activites:
Net income (loss)	$791,294	$190,545	$(163,305)
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Deferred income taxes	(520,000)	—	—
Loss from discontinued operations	37,503	—	268,000
Depreciation and amortization	29,928	26,909	23,155
Provision for doubtful accounts	13,457	16,292	14,586
Non-cash interest expense	3,400	3,521	6,322
Other non-cash expenses	1,063	—	—
Changes in operating assets and liabilities, net of effects of acquisitions and/or disposals of businesses:
Accounts receivable	(92,635)	(90,765)	(35,984)
Inventories	(52,929)	39,869	(27,200)
Accounts payable	89,488	31,428	51,445
Claims and discounts payable	72,301	20,887	93,628
Deferred revenue from mail service agreement termination	(3,875)	10,669	—
Other operating assets and liabilities	39,436	36,039	(9,272)

Net cash provided by continuing operations	408,431	285,394	221,375
Cash flows from investing activities:
Capital expenditures	(48,400)	(39,909)	(23,245)
Acquisitions of businesses, net of cash acquired	(49,581)	—	(1,632)
Proceeds from asset purchase agreement termination	—	7,651	—

Net cash used in investing activities	(97,981)	(32,258)	(24,877)
Cash flows from financing activities:
Proceeds from issuance of equity securities, net	24,843	19,269	482,919
Purchase of treasury stock	(22,671)	—	—
Payments on subordinated debt	—	—	(420,000)
Net repayments under credit facility	—	(37,097)	(94,174)
Net proceeds (repayments) under trade receivables sales facility	(99,200)	153	—
Dividend payments on Convertible Preferred Securities	(14,000)	(10,392)	(17,676)
Debt and Convertible Preferred Securities issuance costs	(1,291)	(5,113)	(411)

Net cash used in financing activities	(112,319)	(33,180)	(49,342)
Cash paid for special charges	—	(969)	(6,092)
Cash flows from discontinued operations:
Operating activities	(50,393)	(62,273)	(171,551)
Investing activities	—	—	26,042

Net cash used in discontinued operations	(50,393)	(62,273)	(145,509)

Net increase (decrease) in cash and cash equivalents	147,738	156,714	(4,445)
Cash and cash equivalents—beginning of year	159,066	2,352	6,797

Cash and cash equivalents—end of year	$306,804	$159,066	$2,352

Non-cash financing activity:
Conversion of Convertible Preferred Securities into 26,850 common shares	$200,000	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1. Business and Basis of Presentation

        Caremark Rx, Inc., a Delaware corporation (the "Company"), is one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $6.8 billion for 2002. The Company's operations are conducted primarily through its wholly-owned, indirect subsidiary, Caremark Inc. ("Caremark"). The Company's customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States.

        The Company's pharmaceutical services are generally referred to as pharmacy benefit management, or "PBM," services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. The Company dispenses prescription drugs on behalf of its customers through its four large, automated mail service pharmacies and its 19 smaller regional mail service pharmacies as well as through a nationwide network composed of more than 55,000 independent retail pharmacies.

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

        Long-Lived Assets.    Goodwill generated in business combinations is not amortized, but is tested for impairment. An impairment loss is recognized if the carrying amount of goodwill exceeds its implied fair value. Impairment of goodwill is evaluated annually, or whenever events or changes in circumstances indicate that the carrying amount should be assessed.

        The Company continually evaluates whether events and circumstances have occurred that indicate that its long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets' fair values. None of the Company's assets were impaired during 2002, 2001 or 2000.

        Revenue Recognition.    The Company generates its net revenue primarily from dispensing prescription drugs and performing related services. The Company dispenses prescription drugs both directly, through its mail service pharmacies, and indirectly, through its network of third-party retail pharmacies. The Company recognizes revenues from prescription drugs dispensed by its mail service pharmacies, and under retail network contracts where it is the principal, on a gross basis at the prescription prices (ingredient cost plus dispensing fee) negotiated with the Company's customers. Net revenue includes: (i) the portion of this amount that the customer pays directly to the Company, net of any volume-related or other sales discounts paid back to the customer, as discussed further below at "Drug Discounts," (ii) the portion of this amount paid to either the Company ("Mail Copayments") or a third-party pharmacy in its retail network ("Retail Copayments") by individual participants in customers' benefit plans and (iii) administrative fees for retail network contracts where it is not the principal obligor as discussed further below. The Company's net revenue for the years ended December 31, 2002, 2001 and 2000 includes Retail Copayments of $905 million, $747 million and $566 million, respectively, which were made directly by customers to the pharmacies in our independent retail network.

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

        The Company has determined that it is a principal in virtually all of its retail network transactions under the indicators set forth in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19"), due to its: (i) being the primary obligor in the arrangement; (ii) having latitude in establishing price; (iii) changing the product or performing part of the service; (iv) having discretion in supplier selection; (v) involvement in the determination of product or service specifications and (vi) having credit risk. The Company's obligations under its customer contracts are separate from its responsibilities to pharmacies under its retail network contracts; therefore, the Company is liable to pay the retail pharmacies in its networks for products dispensed, regardless of whether it is paid by its customers. The Company's responsibilities under customer contracts include, among others, validating eligibility and coverage levels, communicating the prescription price and the copayment due to the retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting clinically appropriate generic alternatives where applicable, and approving the prescription for dispensing. Although the Company does not have credit risk with respect to Retail Copayments, management believes that all of the other indicators of gross treatment are present.

        The Company also generates revenue from the provision of certain services. These services, which are provided almost exclusively to customers who have also contracted with the Company for its pharmaceutical benefits management services, accounted for less than 1% of total net revenue in all periods presented and consist primarily of the following, along with their accompanying revenue recognition policies:

  •
  Disease Management. This source of revenue relates to providing education and monitoring programs to participants for certain chronic diseases. Revenue is recognized on a per capita basis (i.e., per participant per month) as services are performed.

  •
  Data Access. This source of revenue results from the sale of de-identified pharmaceutical claim data. Revenue is recognized when contractual obligations have been performed.

        Cost of Revenues.    The Company's cost of revenues includes the cost of pharmaceuticals dispensed, either directly through the Company's mail service pharmacies or indirectly through its network of third-party retail pharmacies, and the operating costs of the Company's mail service pharmacies, customer service operations and related information technology support, excluding depreciation and/or amortization. The cost of pharmaceuticals dispensed component of cost of revenues totaled approximately $5.9 billion, $4.9 billion and $3.9 billion in 2002, 2001 and 2000, respectively, and consists of the following principal components: (i) the cost of products purchased from manufacturers or distributors and shipped to participants in customers' benefit plans from the Company's mail service pharmacies, net of any associated volume-related or other purchase discounts, as discussed further below at "Drug Discounts," and (ii) the cost of products distributed through the Company's third-party retail network under contracts where it is the principal, net of any associated volume-related or other purchase discounts, and including Retail Copayments.

        Drug Discounts.    The Company deducts from its revenues any discounts paid to its customers. The Company has historically used this accounting treatment, which is consistent with that specified in Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF 01-9"), which the Company adopted, with no impact to its financial position or results of operations, in 2002. The discounts that the Company pays to its customers are usually based on fixed amounts per prescription for products dispensed, and any related liability is included in the total for "Claims and discounts payable."

        The Company also receives various forms of purchase discounts on its products. The Company's contractual arrangements with various vendors, including manufacturers, wholesalers and retail pharmacies/chains, typically provide for its receiving discounts from established list prices in one, or a combination of, the following forms: (i) a direct discount at the time of purchase; (ii) a discount for prompt payment of invoices or, when products are indirectly purchased from a manufacturer (e.g. through a wholesaler or retail pharmacy or chain), (iii) a discount paid subsequent to dispensing, or rebate. The Company also receives additional discounts under its wholesale contract if it exceeds contractually defined annual purchase volumes. The rebates that the Company receives from manufacturers are recognized on a prescriptions-dispensed basis and are calculated on quarterly dispensed volumes. Rebates are generally billed to manufacturers within 15 to 30 days subsequent to the end of the applicable quarter. Historically, the effect of any out-of-period adjustments resulting from the reconciliation of rebates recognized and recorded to amounts billed and collected has not been material to the Company's results of operations.

        The Company earns purchase discounts at various points in its business cycle (product purchase, vendor payment or at the time of dispensing) for products it dispenses from both its mail service pharmacies and the pharmacies in its third-party retail networks. Purchase discounts the Company earns are recorded as a reduction of "Cost of revenues." The Company has historically used this accounting treatment, which is consistent with that specified in Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor ("EITF 02-16"), which the Company will adopt, with no impact to its financial position or results of operations, in 2003. Any related asset is included in the total for"Accounts receivable."

        Stock Options.    The Company accounts for options to purchase its common stock under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). When the Company adopted FAS 123, it elected to continue using the intrinsic value method of expense recognition contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations, instead of the fair value method found in FAS 123, to account for employee stock options granted under its stock-based compensation plans.

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

        FAS 123 requires companies which elected to continue applying the intrinsic value method to disclose pro forma information regarding net income and earnings per share as if the Company had recognized compensation expense for employee stock options grants using the fair value method described therein. The pro forma impact of applying the FAS 123 fair value method on the Company's net income (loss) to common stockholders and net income (loss) per common share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
As reported:
Net income (loss) to common stockholders	$781.4	$177.3	$(176.6)

Stock-based employee compensation cost (1)	$0.6	$—	$—

Net income (loss) per common share—basic	$3.34	$0.79	$(0.86)

Net income (loss) per common share—diluted	$3.01	$0.73	$(0.82)

Pro forma:
Net income (loss) to common stockholders	$769.6	$159.3	$(187.8)

Stock-based employee compensation cost (2)	$11.8	$18.0	$11.2

Net income (loss) per common share—basic	$3.29	$0.71	$(0.91)

Net income (loss) per common share—diluted	$2.96	$0.66	$(0.88)

(1)
Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) included in the Company's net income (loss) to common stockholders for an option which was modified in 2002. Under FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), this modification resulted in the Company's recording an expense based on the fair value of the option at the date of modification. This fair value was computed as $1,545 under Black-Scholes, and $1,062 of this amount was recorded as compensation expense in 2002. The remaining $483 will be recorded in 2003 as the options become fully vested.

(2)
Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income if the fair value based method had been applied to all awards vesting during 2002.

        The fair value of the Company's employee stock option grants was estimated using Black-Scholes with the following weighted-average assumptions. The increase in expected option lives in 2002 resulted from a change in assumptions which increased the expected lives of options granted to directors and executive officers to their expiration dates. The estimated lives for 2001 and prior were based on historical exercise data for all options without regard to employee status:

	2002	2001	2000
Risk-free interest rate	2.87%	3.00%	5.00%
Expected volatility	45%	55%	88%
Expected option lives (years from vest date)	6.3	1.0	1.0

        See Note 10, "Stockholders' Equity" for additional information concerning the Company's stock option plans.

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

        Recent Accounting Pronouncements.    In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). All business combinations initiated after June 30, 2001, are required to be accounted for under the provisions of these two statements, and application of these provisions to previously recorded business combinations was required as of January 1, 2002. The principal provisions of FAS 141 and FAS 142 are as follows:

  •
  All business combinations initiated after June 30, 2001, are required to be accounted for using the "purchase" method, under which the identifiable assets and liabilities of the acquired business are recorded at their respective fair values with the residual amount being recorded as goodwill. The "pooling-of-interests" method, under which the financial statements of the acquirer and the acquiree were combined as if the two businesses had always been one, is no longer used.

  •
  Goodwill and identifiable intangible assets are no longer amortized over a maximum period of forty years. Goodwill is not required to be amortized but is instead tested for impairment annually or upon the occurrence of certain "triggering events." Identifiable intangible assets are required to be amortized over their expected useful lives. Those with indefinite expected useful lives are not required to be amortized but are tested for impairment using a similar methodology to that used for goodwill. Identifiable intangible assets which are amortizable are required to be tested for impairment under FAS 144 (as defined).

        Additionally, the FASB issued Statements of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations("FAS 143") and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144") during 2001. FAS 143 relates to obligations which generally are incurred in connection with the ownership of real property. The Company leases the substantial majority of its real property and, therefore, does not believe that the provisions of FAS 143 significantly impact its current operations.

        FAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. FAS 144 also amended Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

        The Company adopted FAS 141, FAS 142, FAS 143 and FAS 144 on January 1, 2002, and the adoption of these standards had no material impact on its financial condition, results of operations or cash flows.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 ("FAS 148"). FAS 148 provides certain new disclosure requirements for stock-based compensation, including quarterly reporting of information previously required to be reported annually. The Company adopted the disclosure provisions of FAS 148 in December 2002. FAS 148 also specifies three transition methods that companies may choose if they elect to record compensation expense for the fair value of stock options granted under the recognition provisions of FAS 123 as discussed above. These transition methods are summarized as follows:

  •
  Prospective method. Companies would apply the recognition provisions to all employee awards granted, modified, or settled after the beginning of the fiscal year in which these recognition provisions are first applied. This option is only available to the Company if it chooses to adopt the recognition provisions in 2003. The Company is currently evaluating its alternatives in this regard and has not reached a decision as to when, or if, it will choose to expense the fair value of employee stock option grants in the absence of a requirement that it do so.

  •
  Modified prospective method. Companies would recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value based accounting method in this Statement had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.

  •
  Retroactive restatement method. Companies would restate all periods presented to reflect stock-based employee compensation cost under the fair value based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Restatement of periods prior to those presented is permitted but not required.

        In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51 ("FIN 46"). Under FIN 46, certain "variable interest entities" which were previously used as vehicles for "off-balance sheet financing" were required to be included in the consolidated financial statements of the entities which are their primary beneficiaries. This requirement effectively eliminates the "off-balance sheet" accounting treatment for many such entities. The structure of the Company's trade receivables sales facility, which is further described below at Note 5, Trade Receivables Sales Facility, is such that the provisions of FIN 46, when adopted by the Company in 2003, will result in no change in accounting for any of the transactions occurring thereunder.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements With Multiple Deliverables ("EITF 00-21"), in which it established the criteria under which individual components of contractual arrangements with customers could be identified as "separate units of accounting" and accounted for as distinct revenue-generating events under the existing accounting standards governing revenue recognition, including SAB 101. EITF 00-21 is effective for contacts entered into after June 15, 2003, and could result in a delay in recognizing revenue under contracts where certain elements do not meet the criteria to be designated as "separate units of accounting."

        As previously mentioned, customers who contract with the Company for pharmaceutical benefits management services may also contract with the Company for other services, including disease management. These arrangements may be entered into in a single contract, and, in such an instance, this contract would represent the sale of multiple deliverables, thereby falling within the scope of EITF 00-21. However, the utility of the Company's pharmaceutical benefits management services is identical to customers regardless of their purchasing its disease management services. Since these services are also frequently sold to customers at different times and under separate contracts, the Company believes that they meet the separability requirements of EITF 00-21, and, thus, represent "separate units of accounting" for revenue recognition purposes. The Company has historically accounted for the revenues derived from such contracts in this manner and does not expect its adoption of EITF 00-21 in 2003 to impact its financial position or results of operations.

3. Acquisition of Choice Source Therapeutics

        On April 30, 2002, the Company acquired all of the outstanding capital stock of seven corporations under common control and collectively doing business as Choice Source Therapeutics ("Choice Source") for aggregate consideration of approximately $49.3 million, including acquisition-related expenses. Choice Source distributes pharmaceutical products, primarily those used for the treatment of hemophilia, to customers located in the U.S. The Company funded the acquisition of Choice Source from cash on hand.

        The Company recorded the acquisition of Choice Source using the purchase method of accounting as required by FAS 141. The Company recorded approximately $4.1 million of net working capital, $2.0 million of identifiable intangible assets and $43.2 million of goodwill in the initial purchase price allocation for Choice Source. The identifiable intangible assets of Choice Source consist entirely of certain licenses with indefinite estimated useful lives and are, therefore, not subject to amortization. Choice Source's financial position, results of operations and cash flows, none of which are material to the Company as a whole, have been included in the Company's audited consolidated financial statements since May 1, 2002.

4. Supplemental Cash Flow Information

        Supplemental information with respect to the Company's cash flows (including cash flows from discontinued operations) for each of the three years ended December 31, 2002 is as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Cash paid during the period for:
Interest, net of interest income	$43,367	$63,648	$100,481

Income taxes, net of refunds received	$7,118	$3,900	$5,239

5. Trade Receivables Sales Facility

        The Company has arranged to sell an undivided percentage ownership interest in certain of its accounts receivable pursuant to a revolving period trade receivables sales facility with General Electric Capital Corporation ("GECC") as funding agent and The Chase Manhattan Bank ("Chase") as group agent (collectively referred to as the "conduit"). GECC's $125 million commitment under this facility expires in January 2006, and Chase's $25 million commitment expired in February 2003.

        At December 31, 2001, the conduit had purchased an interest in approximately $99.2 million of the trade accounts receivable owned by MP Receivables Company, a wholly-owned, indirect subsidiary of the Company which is included in the accompanying audited consolidated financial statements. MP Receivables' retained interest in these accounts receivable, excluding the $20 million restricted capital amount described below, was approximately $183 million at December 31, 2001. In 2002, the Company repaid the conduit $99.2 million so that the conduit's interest in the Company's accounts receivable was reduced to zero. At December 31, 2002, the Company retained full availability of amounts committed under the trade receivables sales facility.

        Delinquent amounts and credit losses related to these receivables were not material for any period presented. Sales of interests in our receivables under this facility during 2002, 2001 and 2000 resulted in the recognition of expenses of $0.5 million, $4.0 million, $9.8 million, respectively.

        The Company is required by the terms of the trade receivables sales facility to maintain $20 million of net assets in MP Receivables. To reflect the impact of this requirement, the Company has classified $20 million of MP Receivables' retained interest in the trade accounts receivable subject to the facility as "Other non-current assets" rather than "Accounts receivable" in the accompanying audited consolidated balance sheets. Additionally, this facility is structured so that the accounts receivable underlying the undivided percentage ownership interest sold to the conduit are segregated from the remainder of the Company's assets. The collections on these receivables must be used to satisfy the conduit's interest therein before they are available to be used by the Company to satisfy its other obligations.

        The Company accounts for its trade receivables sales facility under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125 ("FAS 140"). Under FAS 140, certain criteria must be met for a particular transaction or series of transactions to receive "sale treatment" (whereby the assets sold are removed from the balance sheet) rather than being treated as a loan with a pledge of an asset as collateral. These criteria are primarily that: (i) the transferred assets have been isolated from the transferor, meaning that they have been put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (ii) each transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (iii) the transferor does not maintain effective control over the transferred assets through either: (a) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets. The Company's trade receivables sales facility is structured so that the transactions occurring thereunder meet these criteria.

6. Property and Equipment

        Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the shorter of the estimated useful life of each asset or the term of any underlying lease. Estimated useful lives range from 5 to 15 years for buildings and leasehold improvements and 3 to 11 years for equipment and computer software. Property and equipment consisted of the following at December 31, 2002 and 2001 (in thousands):

	December 31,
	2002	2001
Buildings and leasehold improvements	$46,097	$38,750
Equipment and computer software	208,900	178,695
Construction in progress	32,697	20,880

	287,694	238,325
Less accumulated depreciation	(148,692)	(118,814)

	$139,002	$119,511

        Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $29.9 million, $24.1 million and $20.6 million, respectively.

7. Goodwill and Other Intangible Assets

        Goodwill consists primarily of amounts attributable to the acquisition of Choice Source. Other intangible assets consisted of the following at December 31, 2002 and 2001 (in thousands):

	December 31,
	2002	2001
Indefinitely-lived identifiable intangible assets acquired in business combinations (not subject to amortization)	$2,023	$—

Deferred financing costs	23,286	30,054
Accumulated amortization	(12,549)	(9,746)

	10,737	20,308

	$12,760	$20,308

        The portion of amortization expense related to debt issuance costs has been classified as interest expense and totaled $3.4 million, $3.5 million and $6.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense, other than amounts classified as interest expense, for the year ended December 31, 2002, was not material and totaled $2.8 million and $2.6 million for the years ended December 31, 2001 and 2000, respectively. Future amortization expense for intangible assets at December 31, 2002, will consist entirely of amounts classified as interest expense and is expected to total approximately $3 million per year for each of the four years ending in 2006.

8. Long-Term Debt and Operating Leases

        Information with respect to the Company's long-term debt at December 31, 2002 and 2001 is as follows (in thousands):

	December 31,
	2002	2001
Credit facility:
Term loan facility (3.59% at December 31, 2002)	$248,125	$248,125
Revolving facility	—	—

	248,125	248,125
7.375% senior notes due 2006 (1)	450,000	450,000

	698,125	698,125
Less: amounts due within one year	(2,500)	(2,500)

	$695,625	$695,625

1)
The fair value of these obligations, based on quoted market prices, was $456.8 million and $447.8 million at December 31, 2002 and 2001, respectively.

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

        The credit facility consists of: (i) a $250 million term loan facility maturing on March 15, 2006, with scheduled quarterly principal payments of $625,000, and (ii) a $300 million revolving credit facility maturing on March 15, 2005. At December 31, 2002, the Company had approximately $280.3 million available for borrowing under the revolving facility, exclusive of approximately $19.7 million reserved under letters of credit.

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

        Senior Notes.    The senior notes have an outstanding principal balance of $450 million, bear interest at 7 3/8% per annum and mature October 8, 2006 (the "Senior Notes"). Interest on the Senior

Notes is payable semi-annually on April 1 and October 1 of each year. The Senior Notes are not redeemable by the Company prior to maturity and are not entitled to the benefit of any mandatory sinking fund. The Senior Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future unsubordinated and unsecured obligations of the Company.

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

        Other Debt Information.    The Company was in compliance with all debt covenants at December 31, 2002. Principal maturities of long-term debt payable under the Term Loan Facility and the Senior Notes at December 31, 2002, are as follows (in thousands):

2003	$2,500
2004	2,500
2005	2,500
2006	690,625

Total	$698,125

        In addition, any amounts outstanding under the Revolving Facility are due in March 2005.

        Interest expense totaled $49.4 million, $64.8 million and $97.7 million in 2002, 2001 and 2000, respectively. Interest income totaled $2.6 million in 2002 and $0.7 million in each of 2001 and 2000.

        Operating Leases.    The Company leases substantially all of the real property used in its continuing operations. These leases are classified as operating leases and generally have five to fifteen year terms with renewal options. Total rent expense for the Company's continuing operations, consisting primarily of expenses for these leases and for leased computer equipment, was $19.5 million, $19.3 million and $16.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum lease payments under noncancelable operating leases with remaining terms of one year or more at December 31, 2002, are as follows (in thousands):

2003	$15,178
2004	14,202
2005	12,847
2006	7,075
2007	6,923
Thereafter	22,323

Total	$78,548

9. Redeemable Preferred Stock

        On October 15, 2002, the Company redeemed its Convertible Preferred Securities. This redemption resulted in the Company's issuance of approximately 26,850,000 shares of its common stock in exchange for all 4 million outstanding shares of Convertible Preferred Securities. The shares issued upon redemption have been included as common stock equivalents in the Company's computations of net income per common share—diluted since 2001. The Company recorded dividends of approximately $9.9 million, $13.2 million and $13.3 million in 2002, 2001 and 2000, respectively, related to the Convertible Preferred Securities.

10. Stockholders' Equity

        Common Stock.    The Company's Third Restated Certificate of Incorporation provides that it may issue 400 million shares of common stock, par value $.001. As of December 31, 2002, 261.5 million shares of common stock were outstanding.

        During the year ended December 31, 2000, the Company issued approximately 29 million shares of common stock in conjunction with the maturity of its Threshold Appreciation Price Securities ("TAPS") for net cash proceeds of approximately $478.9 million.

        Treasury Stock.    In 2002, the Company announced that it had adopted a plan to repurchase up to $150 million of its common stock on the open market. These repurchases will occur at times and in amounts permitted under the Company's credit facility. The Company repurchased approximately 1.5 million shares for an aggregate amount of approximately $22.7 million under this plan in 2002.

        Shares Held in Trust.    The Company maintains a grantor trust which holds approximately 6.4 million shares of its common stock, valued at approximately $16 per share, which was their fair value at the time they were contributed to the trust. These shares are excluded from the Company's computation of basic and diluted shares outstanding and are designated to be issued under the Company's various stock-based employee compensation plans.

        Rights Plan.    On March 1, 1995, the Company's Board of Directors declared a dividend, which was subsequently paid, of one preferred share purchase right (an "Original Right") for each then-outstanding share of the Company's common stock. Each share of the Company's common stock which was issued subsequent to the record date for this dividend payment carried with it a right equivalent to an Original Right such that each share of the Company's currently outstanding common stock also represents one preferred share purchase right. On February 1, 2000, the Original Rights were amended and restated in their entirety to represent a right (the "Rights") to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock of the Company, par value $.001 per share (the "Preferred Shares"), at a price of $52.00 per one one-hundredth of a Preferred Share, subject to adjustment. As of December 31, 2002, none of the Rights have been exercised.

        Preferred Stock.    The Company's Third Restated Certificate of Incorporation provides that it may issue 9.5 million shares of Preferred Stock, par value $.001 and 0.5 million shares of Series C Junior Participating Preferred Stock, par value $.001. As of December 31, 2002, there were no shares of preferred stock outstanding.

        Stock Options.    The Company offers participation in stock option plans to certain employees and individuals. Awarded options typically vest and become exercisable in incremental installments over a period of either two or four years and expire no later than ten years from the date of grant. The issuance of approximately 50.6 million shares is authorized under these plans, with approximately 19 million shares having been issued for option exercises as of December 31, 2002. Additional options to purchase approximately 23.8 million shares have been issued and remain outstanding, and approximately 7.8 million shares were available for future option grants at December 31, 2002.

        The following table summarizes stock option activity for each of the three years ended December 31, 2002:

	2002		2001		2000
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding:
Beginning of year	25,443	$9.60	23,781	$7.97	21,755	$8.44
Granted:
Price=Market	2,226	15.84	6,507	14.18	1,382	6.19
Price>Market	—	—	—	—	4,071	4.56
Exercised	(3,519)	6.22	(3,607)	4.91	(2,324)	3.17
Canceled/expired	(400)	14.69	(1,238)	15.94	(1,103)	12.50

End of year	23,750	10.60	25,443	9.60	23,781	7.97

Exercisable at end of year	19,880	9.79	19,610	9.02	14,289	5.66

Weighted-average fair value of options granted during the year:
Price=Market		$7.04		$4.45		$2.85
Price>Market		—		—		1.73

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
	Options Outstanding at 12/31/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable at 12/31/02	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
Under $3.88	4,139	5.39	$3.21	4,066	$3.21
$3.88-$12.00	6,657	6.88	4.89	6,625	4.89
$12.01-$16.65	7,580	7.07	14.53	4,906	14.77
$16.66 and above	5,374	6.40	17.83	4,283	17.91

	23,750	6.57	10.60	19,880	9.79

        Earnings per share.    The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of income from continuing operations per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Numerator
Income from continuing operations	$828,797	$190,545	$104,695
Less preferred security dividends	(9,913)	(13,217)	(13,250)

Basic numerator	818,884	177,328	91,445
Add preferred security dividends (1)	9,913	13,217	—

Diluted numerator	$828,797	$190,545	$91,445

Denominator
Average number of common shares outstanding (basic denominator)	234,222	224,740	206,042
Common stock equivalents:
Stock options	8,377	10,647	7,983
Convertible Preferred Securities (1)	20,706	26,850	—

Average number of common shares outstanding (diluted denominator)	263,305	262,237	214,025

Income from continuing operations per common share—basic	$3.50	$0.79	$0.44

Income from continuing operations per common share—diluted	$3.15	$0.73	$0.43

(1)
Conversion of the Company's Convertible Preferred Securities is not reflected for the 2000 period due to the anti-dilutive effect of such presumed conversion. The Convertible Preferred Securities were converted into 26,850 shares of the Company's common stock in October 2002. This conversion had no impact on the average number of common shares outstanding—diluted.

        Options to purchase approximately 2.9 million shares of the Company's common stock at $17.33 to $26.19 per share were outstanding at and during the year ended December 31, 2002, but were excluded from the Company's computation of average number of common shares outstanding—diluted because the options' exercise prices were greater than the average market price of the common shares underlying such options during the period.

        Employee Stock Purchase Plan.    The Company's employee stock purchase plan ("ESPP") permits all employees who have been employed for at least sixty consecutive days to purchase common stock of the Company through a payroll deduction plan. Employees may contribute between $5.00 and $885.00 per pay period to the ESPP. The purchase price of the shares under the ESPP is the lesser of 85% of the fair market value on the first or last business day of each month. The ESPP results in no compensation expense to the Company.

11. Income Taxes

        At December 31, 2002, the Company had a cumulative income tax net operating loss ("NOL") carryforward of approximately $1.75 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, these net operating loss carryforwards will expire on various dates through 2020, with over 90% of the total NOL carryforward amount expiring from 2018 to 2020. In addition to these NOL carryforwards, the Company has approximately $101 million of future additional income tax deductions related to its discontinued operations. The Company also has a federal alternative minimum tax credit carryforward of approximately $20 million, which may be used to offset its ordinary federal corporate income taxes in the future.

        Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Federal NOL carryforward	$479,712	$803,528
State NOL carryforward	44,097	—
Alternative minimum tax credit carryforward	20,401	19,308
Minimum pension benefit accrual	6,690	—
Discontinued operations	40,536	35,161
Deferred revenue	4,429	4,269
Bad debts	10,040	7,246
Accrued employee benefits	15,586	13,776
Other accrued liabilities	12,755	12,695
Excess book depreciation	—	351

Gross deferred tax assets	634,246	896,334
Valuation allowance for deferred tax assets	—	(876,701)

	634,246	19,633
Deferred tax liabilities:
Excess tax depreciation	10,693	—
Amortization	4,044	16,640
Prepaids	5,183	2,873
Other	—	120

Gross deferred tax liabilities	19,920	19,633

Net deferred tax asset	$614,326	$—

        Because of the uncertainty of the ultimate realization of the net deferred tax asset, the Company previously established a valuation allowance for the amount of the net deferred tax asset which it did not expect to be able to utilize. In the fourth quarter of 2002, management determined that, based on its historical operating performance and reasonably expected future performance, the Company expects to be able to utilize its net deferred tax asset and, accordingly, reduced the valuation allowance existing at December 31, 2001, by approximately $742 million. However, due to the complexity of the PPM divestiture, combined with the fact that NOLs can be audited well beyond a normal three-year statutory audit period, the Company has offset the remaining balance of the valuation allowance for its deferred tax asset through a direct reduction of the Federal NOL carryforward amount presented above.

        The Company recorded a total income tax benefit of $590 million in 2002, composed of: (i) a net benefit of $495 million related to income from continuing operations, (ii) a benefit of $25 million related to discontinued operations and (iii) a direct increase to equity for stock option benefit ($63 million) and minimum pension liability accrual benefit ($7 million). The provision for income taxes related to continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$—	$4,120	$—
State	25,038	11,330	8,489

	25,038	15,450	8,489
Deferred:
Federal	(463,747)	—	—
State	(56,253)	—	—

	(520,000)	—	—

	$(494,962)	$15,450	$8,489

        The differences between the provision for income taxes related to continuing operations and the amount computed by applying the statutory federal income tax rate to income from continuing operations before taxes were as follows (in thousands):

	2002	2001	2000
Federal income tax at statutory rate	$116,842	$67,472	$34,977
Add (deduct):
Current state taxes, net of federal income tax benefit	13,368	11,330	8,489
Non-deductible expenses	(467)	—	—
Tax benefit of NOL carryforward	(624,705)	(63,352)	(34,977)

	$(494,962)	$15,450	$8,489

        The Internal Revenue Service (the "Service") conducted an examination of the consolidated federal income tax return filed for Caremark International Inc. and its affiliated subsidiaries for taxable years ended December 31, 1992 through December 31, 1995. On June 30, 1999, the Service issued a tax assessment (plus interest) for the taxable years ended December 31, 1992 through 1995. On September 30, 1999, the Company filed with the Appeals Office of the Service a protest to the assessment appealing the findings of the Service. This appeal remained open at December 31, 2002. The Company does not believe that the ultimate resolution of this assessment will have a material adverse effect on the results of operations or financial position of the Company.

12. Employee Benefit Plans

        Defined Contribution Plans.    The Company and certain subsidiaries have employee benefit plans to provide retirement, disability and death benefits to substantially all of their employees and affiliates. The plans primarily are defined contribution plans. Effective January 1, 1998, the Board of Directors approved a retirement savings plan for employees and affiliates. The plan is a defined contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Full-time employees and affiliates are eligible to enroll in the plan in the first quarter following two months of service. Individuals on a part-time and per diem basis are eligible to participate in the quarter following completion of one year of service. For employees, the Company makes a matching contribution of 50% of the employee's pre-tax contribution, up to 6% of the employee's compensation, in each calendar year.

        Defined Benefit Plan.    On February 13, 1997, the Caremark International Inc. Pension Plan (the "Plan") was amended to freeze benefits accrued through February 28, 1997. The Company remains subject to obligations under this plan, but no additional benefits are earned under the Plan for service or compensation after February 28, 1997. At December 31, 2002, the accumulated benefit obligation for the Plan was $40.8 million and Plan assets, at fair value, totaled $23.4 million. The assumed discount rate for accumulated benefit obligations and the expected long-term return on assets at December 31, 2002, were 6.75% and 8.5%, respectively. Annual pension expense related to this plan is not material. However, the Company has recorded an accrual of $10 million net of tax included in accumulated other comprehensive income (loss), for the minimum pension liability related to this plan.

13. Discontinued Operations and Related Contingencies

        Overview.    On November 11, 1998, the Company announced that Caremark, which operates the Company's PBM business, would become its core operating unit. The Company also announced its intent to divest its physician practice management and contract services businesses. As a result, in 1998 the Company restated its prior period financial statements to reflect these businesses, as well as the international operations sold during 1998, as discontinued operations. The accompanying audited consolidated statements of operations for the years ended December 31, 2002 and 2000 reflect charges for the loss on disposal of these discontinued operations of $37.5 million (net of income tax benefit of $25 million) and $268 million, respectively.

        Results of Discontinued Operations—2002.    During the year ended December 31, 2002, the Company recorded a charge of approximately $62.5 million, excluding related income tax benefits, for revised estimates of exit costs related to its discontinued PPM operations based on additional information from that existing in 2000, when the Company recorded a similar charge. The 2002 charge consisted of adjustments to accruals for potential future obligations such as rents and legal disputes triggered by changes in the commercial real estate market and the progress of various litigation and/or arbitration cases. These amounts are estimates, and actual costs could differ from those recorded.

        Results of Discontinued Operations—2000.    During the year ended December 31, 2000, the Company recorded a charge of $268.0 million as a result of its progress in completing the exit from its PPM operations. This charge included a $167.6 million adjustment in the net assets of the Company's remaining PPM operations and $100.4 million in adjustments to accruals for potential future obligations such as rents and litigation.

        Remaining Obligations.    The liabilities of discontinued operations ($25.6 million at December 31, 2002) represent remaining direct obligations of the Company's discontinued subsidiaries. The Company has also accrued $81.2 million of estimated remaining discontinued operations exit costs, which are included in "Other accrued expenses and liabilities" ($72.4 million) and "Other long-term liabilities" ($8.8 million) in the accompanying audited consolidated balance sheet at December 31, 2002. The Company expects to pay the majority of these obligations by the end of 2003. These amounts are estimates, and actual amounts could differ from those recorded.

        The Company retained numerous operating leases, primarily for administrative and office space, related to its discontinued operations. As of December 31, 2002, the cumulative gross rents related to such leases were approximately $91.1 million, with sublease arrangements of approximately $26.4 million in place. The Company has estimated the costs to terminate or sublease these facilities and has included the net amount in its accrual for remaining discontinued operations exit costs.

        Contingencies.    The Company and/or one or more of its subsidiaries, affiliates or managed physician practices is a party to certain claims and proceedings related to its discontinued operations. The eventual outcome of these claims and proceedings could differ from the amounts accrued at December 31, 2002, and, if different, could result in the Company's recording additional losses on the disposal of its discontinued operations. Additionally, the Company has assigned to various parties approximately $94.2 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries or affiliates remain named as guarantor or obligor on these lease obligations.

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

        On March 19, 2003, Caremark Rx and Caremark were served with a purported representative action filed by American Federation of State, County & Municipal Employees, a labor union comprised of numerous autonomous local unions and affiliations. Several other PBM companies are also named as defendants in this lawsuit. The lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, and alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to rebates, pricing, formulary management and mail order services. The lawsuit seeks declaratory and injunctive relief and seeks unspecified monetary damages. The Company believes the lawsuit mischaracterizes the business practices of Caremark Rx and Caremark and that it has meritorious defenses to the claims alleged. The Company intends to vigorously defend this lawsuit.

        On May 9, 2002 and May 10, 2002, Caremark received administrative subpoenas duces tecum issued by the U.S. Attorney's Office in Boston, Massachusetts. Following Caremark's receipt of the subpoenas, the U.S. Attorney's Office informed Caremark's counsel that the two subpoenas were related and that Caremark was not presently a target of the investigation. The subpoenas appeared to focus primarily on Caremark's business relationship with TAP Pharmaceuticals, including TAP's drugs Lupron and Prevacid. Caremark believes it is in compliance, in all material respects, with all laws and regulations applicable to its business practices and has cooperated with the government and produced the documents called for in the subpoenas. Caremark cannot predict the purpose or outcome of the investigation at this time.

        On April 2, 2002, Caremark Rx was served with a purported private class action lawsuit which was filed in the United States District Court, Central District of California. On August 29, 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx was subsequently served on May 29, 2002 with a virtually identical lawsuit, containing the same types of allegations, which was also filed in the United States District Court, Central District of California. On December 12, 2002, this case was also ordered transferred to the United States District Court, Northern District of Alabama. Both of these lawsuits have been amended to name Caremark as a defendant, and Caremark Rx has been dismissed from the second case filed. These lawsuits, which are similar to pending litigation recently filed against other PBM companies, allege that Caremark Rx and Caremark each act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. The lawsuits seek unspecified monetary damages and injunctive relief. Management believes that Caremark Rx and Caremark have meritorious defenses to these lawsuits and intends to vigorously defend these claims. Caremark Rx and Caremark, as applicable, have filed motions seeking the consolidation and complete dismissal of both of these actions on various grounds. The plaintiffs have yet to respond to these motions and they are currently pending before the court.

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

16. Selected Quarterly Financial Data (Unaudited)

        The following tables set forth certain unaudited quarterly financial data for 2002 and 2001. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of normal recurring items) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Three Months Ended
	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sep. 30, 2001	Jun. 30, 2001	Mar. 31, 2001
Net revenue	$1,851,373	$1,713,392	$1,626,466	$1,614,117	$1,486,241	$1,380,458	$1,373,388	$1,373,942

Gross profit (1)	$160,338	$142,732	$132,392	$117,863	$121,371	$104,220	$100,698	$99,028

Income from continuing operations (2)	$611,810	$81,996	$72,496	$62,495	$60,547	$49,089	$42,317	$38,592
Loss from discontinued operations	(37,503)	—	—	—	—	—	—	—

Net income	574,307	81,996	72,496	62,495	60,547	49,089	42,317	38,592
Preferred security dividends	—	3,304	3,305	3,304	3,304	3,304	3,305	3,304

Net income to common stockholders	$574,307	$78,692	$69,191	$59,191	$57,243	$45,785	$39,012	$35,288

Average number of common shares outstanding
Basic	253,194	228,529	228,115	226,824	226,041	225,411	224,639	222,925
Add:
Dilutive effect of stock options and warrants	6,195	8,497	10,930	10,327	9,850	10,886	10,505	10,523
Presumed conversion of convertible preferred securities (3)	2,473	26,850	26,850	26,850	26,850	26,850	26,850	26,850

Diluted	261,862	263,876	265,895	264,001	262,741	263,147	261,994	260,298

Earnings per common share—basic:
Income from continuing operations	$2.41	$0.34	$0.30	$0.26	$0.25	$0.20	$0.17	$0.16

Loss from discontinued operations	$(0.15)	$—	$—	$—	$—	$—	$—	$—

Net income to common stockholders	$2.27	$0.34	$0.30	$0.26	$0.25	$0.20	$0.17	$0.16

Earnings per common share—diluted:
Income from continuing operations (3)	$2.34	$0.31	$0.27	$0.24	$0.23	$0.19	$0.16	$0.15

Loss from discontinued operations	$(0.14)	$—	$—	$—	$—	$—	$—	$—

Net income to common stockholders (3)	$2.19	$0.31	$0.27	$0.24	$0.23	$0.19	$0.16	$0.15

(1)
Net revenue less cost of revenues and allocated depreciation and amortization.

(2)
Includes a $520 million adjustment of the Company's deferred income tax asset valuation allowance in the fourth quarter of 2002. See Note 11, "Income Taxes."

(3)
The Convertible Preferred Securities were converted into 26,850 shares of the Company's common stock in October 2002. This conversion had no impact on the average number of common shares outstanding—diluted. See Note 9, "Redeemable Preferred Stock."

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Caremark Rx, Inc.:

Under date of February 7, 2003, except as to the second paragraph of Note 14, which is as of March 19, 2003, we reported on the consolidated balance sheet of Caremark Rx, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive income (loss) and cash flows for the year then ended, which are included in this Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related 2002 consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit. The 2001 and 2000 financial statement schedules for the Company's Deferred Income Tax Asset Valuation Allowance were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statement schedules in their report dated February 1, 2002.

In our opinion, the 2002 financial statement schedules, when considered in relation to the basic 2002 consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP
Birmingham, Alabama
February 7, 2003

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

Birmingham, Alabama
February 1, 2002

Note: This is a copy of the report previously issued by Arthur Andersen LLP in connection with its audits of the financial statements appearing in Caremark Rx, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the SEC on February 20, 2002. This report has not been reissued by Arthur Andersen LLP in connection with the financial statements appearing in this Annual Report on Form 10-K for the year ended December 31, 2002. See Exhibit 23.2 for further information.

Additionally, the 2001 and 2000 amounts appearing in the "allowance for doubtful accounts" section of the Schedule II included in this Annual Report on Form 10-K for the year ended December 31, 2002, did not appear in the Schedule II covered by Arthur Andersen LLP's report. Activity in the Company's allowance for doubtful accounts for the years ended December 31, 2001 and 2000 has, therefore, been marked as "unaudited" and is excluded from the scope of Arthur Andersen LLP's report.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions Charged To
Year Ended	Balance at Beginning of Period	Costs and Expenses	Other		Deductions		Balance at End of Period
Allowance for Doubtful Accounts
December 31, 2002	$18.9	$13.5	$1.5	(a)	$10.7	(b)	$23.2
December 31, 2001 (unaudited)	$17.9	$16.3	$2.5	(a)	$17.8	(b)	$18.9
December 31, 2000 (unaudited)	$14.1	$14.6	$1.9	(a)	$12.7	(b)	$17.9
Deferred Income Tax Asset Valuation Allowance
December 31, 2002	$876.7	$—	$—		$876.7	(c)(d)	$—
December 31, 2001	$904.4	$—	$—		$27.7	(d)	$876.7
December 31, 2000	$803.2	$101.2	$—		$—		$904.4
a)
Recoveries of amounts previously written off

b)
Writeoffs

c)
Adjustment for estimated net realizable value of deferred tax asset

d)
Adjustment for current NOL utilization

QuickLinks

FORWARD LOOKING STATEMENTS
PART I
  Item 1. Business.
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11 . Executive Compensation
  Item 12 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CAREMARK RX, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS
CAREMARK RX, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
CAREMARK RX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
CAREMARK RX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS) (In thousands)
CAREMARK RX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CAREMARK RX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS