Form 10-Q
period 2003-03-31
CAREMARK RX INC
filed 2003-05-15
CIK 1000736

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
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

        As of April 30, 2003, the registrant had 261,713,737 shares (including 6,334,563 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

        In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Caremark Rx, Inc. ("Caremark Rx") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions. Unless the context indicates otherwise, the words "Company," "we," "our," and "us," whenever used in this Quarterly Report on Form 10-Q refer collectively to Caremark Rx and its wholly-owned subsidiaries.

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

        Forward-looking statements are contained in this document, primarily in "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and in the "Notes to Condensed Consolidated Financial Statements." Moreover, through our senior management, we may from time to time make forward-looking statements about matters described herein or about other matters concerning us.

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

  •
  Risks relating to our liquidity and capital requirements; and

  •
  Risks relating to our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding our discontinued Physician Practice Management ("PPM") business.

        More detailed discussions of certain of these risk factors can be found in MD&A as well as in our 2002 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2003, under the captions: "Business—Government Regulation," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

i

CAREMARK RX, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$399,989	$306,804
Accounts receivable, less allowance for doubtful accounts of $24,556 in 2003 and $23,239 in 2002	575,152	506,919
Inventories	160,693	200,412
Deferred tax asset, net	208,381	201,738
Prepaid expenses and other current assets	13,212	9,772

Total current assets	1,357,427	1,225,645
Property and equipment, net of accumulated depreciation of $158,557 in 2003 and $148,692 in 2002	146,398	139,002
Intangible assets, net of accumulated amortization of $16,196 in 2003 and $15,275 in 2002	60,784	61,604
Deferred tax asset, net	369,890	412,588
Other non-current assets	73,284	73,901

Total assets	$2,007,783	$1,912,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$297,773	$294,758
Claims and discounts payable	421,776	370,031
Other accrued expenses and liabilities	174,793	180,685
Income taxes payable	1,641	3,409
Current portion of long-term debt	2,500	2,500
Current liabilities of discontinued operations	11,211	25,622

Total current liabilities	909,694	877,005
Long-term debt, net of current portion	695,000	695,625
Other long-term liabilities	82,601	82,417

Total liabilities	1,687,295	1,655,047
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value per share; 400,000 shares authorized; issued—263,294 shares in 2003 and 263,005 shares in 2002	263	263
Additional paid-in capital	1,670,561	1,665,155
Treasury stock—1,855 shares in 2003 and 1,490 shares in 2002	(28,782)	(22,671)
Shares held in trust—6,345 in 2003 and 6,376 in 2002	(102,461)	(102,948)
Accumulated deficit	(1,209,058)	(1,272,071)
Accumulated other comprehensive loss	(10,035)	(10,035)

Total stockholders' equity	320,488	257,693

Total liabilities and stockholders' equity	$2,007,783	$1,912,740

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these balance sheets.

CAREMARK RX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Net revenue	$2,163,796	$1,614,117
Operating expenses:
Cost of revenues*	1,991,701	1,490,850
Selling, general and administrative expenses	46,103	36,842
Depreciation and amortization	9,876	6,692
Interest expense, net	11,094	12,171

Income before provision for income taxes	105,022	67,562
Provision for income taxes	42,009	5,067

Net income	63,013	62,495
Preferred security dividends	—	3,304

Net income to common stockholders	$63,013	$59,191

Average number of common shares outstanding—basic	255,332	226,824

Average number of common shares outstanding—diluted	261,781	264,001

Net income per common share—basic	$0.25	$0.26

Net income per common share—diluted	$0.24	$0.24

*
Excludes depreciation expense, which is presented separately.

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from continuing operations:
Net income	$63,013	$62,495
Adjustments to reconcile net income to net cash provided by continuing operations:
Deferred income taxes	37,323	—
Depreciation and amortization	9,876	6,692
Non-cash interest expense	903	706
Other non-cash expenses	397	—
Changes in operating assets and liabilities, net of effects of acquisitions and disposals of businesses	26,220	30,560

Net cash provided by continuing operations	137,732	100,453
Cash flows from investing activities:
Capital expenditures, net	(18,105)	(6,902)
Cash flows from financing activities:
Proceeds from issuance of equity securities, net	4,227	7,990
Purchase of treasury stock	(6,111)	—
Net repayments under credit facility	(625)	(625)
Long-term debt issuance costs	(100)	(123)
Dividend payments on Convertible Preferred Securities	—	(3,500)

Net cash provided by (used in) financing activities	(2,609)	3,742
Cash used in discontinued operations	(23,833)	(15,237)

Net increase in cash and cash equivalents	93,185	82,056
Cash and cash equivalents—beginning of period	306,804	159,066

Cash and cash equivalents—end of period	$399,989	$241,122

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)

Note 1. Business and Basis of Presentation

        Caremark Rx, Inc., a Delaware corporation, is one of the largest pharmaceutical services companies in the United States. The Company's operations are conducted primarily through Caremark Inc. ("Caremark"), a wholly-owned, indirect subsidiary of Caremark Rx. The Company's customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States.

        The accompanying unaudited condensed consolidated financial statements include the accounts of Caremark Rx and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet of the Company at December 31, 2002, has been derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements and footnote disclosures should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2002, which appear in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

Note 2. Stock Options

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

        The intrinsic value method requires the Company to recognize compensation expense based on the difference in the market price and the exercise price of options at their grant date. The exercise price of option grants under the Company's stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no compensation expense related to these options has been recognized in the accompanying unaudited condensed consolidated financial statements.

        FAS 123 requires companies which elected to continue applying the intrinsic value method to disclose pro forma information regarding net income and earnings per share as if the Company had recognized compensation expense for employee stock option grants using the fair value method described therein. The pro forma impact of applying this provision, using the Black-Scholes model (multiple-option method) to compute the fair value of stock option grants, on the Company's net income to common stockholders and net income per common share is as follows (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2003	2002
As reported:
Net income to common stockholders	$63.0	$59.2

Stock-based employee compensation cost	$—	$—

Net income per common share—basic	$0.25	$0.26

Net income per common share—diluted	$0.24	$0.24

Pro forma:
Net income to common stockholders	$61.2	$54.2

Stock-based employee compensation cost (1)	$1.8	$5.0

Net income per common share—basic	$0.24	$0.24

Net income per common share—diluted	$0.23	$0.22

Black-Scholes assumptions (weighted average):
Risk-free interest rate	3.35%	1.86%
Expected volatility	45%	45%
Expected option lives (years)	6.0	3.6

(1)
Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income if the fair value based method had been applied to all awards vesting during the period.

Note 3. Income Taxes

        At December 31, 2002, the Company had a cumulative income tax net operating loss ("NOL") carryforward of approximately $1.75 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, including amounts of taxable income generated through March 31, 2003, these NOL carryforwards will expire on various dates through 2020, with over 90% of the total NOL carryforward amount expiring from 2018 to 2020. In addition to these NOL carryforwards, the Company had approximately $101 million of future additional income tax deductions related to its discontinued operations. The Company also had a federal alternative minimum tax credit carryforward of approximately $20 million, which may be used to offset its ordinary federal corporate income taxes in the future.

        Prior to the fourth quarter of 2002, during which the Company eliminated the valuation allowance previously recorded against its net deferred tax asset, significant variations existed in the customary relationship between income tax expense and pretax income because the Company utilized its NOL to reduce its current tax provision. Consequently, the Company provided for income taxes at a rate of 7.5%, which represented its aggregate effective state and federal tax rate, in the three months ended March 31, 2002.

Note 4. Trade Receivables Sales Facility

        The Company has arranged to sell an undivided percentage ownership interest in certain of its accounts receivable pursuant to a revolving period trade receivables sales facility with General Electric Capital Corporation ("GECC"). GECC's $125 million commitment under this facility expires in January 2006. The Chase Manhattan Bank's $25 million commitment under this facility expired in February 2003. There were no amounts outstanding under this facility at March 31, 2003, and the Company retained full availability of the $125 million committed thereunder.

Note 5. Long-term Debt

        The Company's long-term debt at March 31, 2003, and December 31, 2002, consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Credit facility:
Term loan facility (3.56% at March 31, 2003)	$247,500	$248,125
Revolving facility	—	—

	247,500	248,125
7.375% senior notes due 2006	450,000	450,000

	697,500	698,125
Less: amounts due within one year	(2,500)	(2,500)

	$695,000	$695,625

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

        The credit facility consists of: (i) a $250 million term loan facility maturing on March 15, 2006, with scheduled quarterly principal payments of $625,000, and (ii) a $300 million revolving credit facility maturing on March 15, 2005. At March 31, 2003, the Company had approximately $281 million available for borrowing under the revolving facility, exclusive of approximately $19 million reserved under letters of credit.

        Borrowings under the credit facility currently bear interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins. At the Company's option, or upon certain defaults or other events, borrowings under the credit facility may instead bear interest based on the prime rate plus varying margins.

        The credit facility contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions or change the nature of its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions and defaults for any material judgment or change in control. The Company was in compliance with all debt covenants at March 31, 2003.

Note 6. Earnings Per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of net income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Numerator
Net income	$63,013	$62,495
Less preferred security dividends	—	(3,304)

Basic numerator	63,013	59,191
Add preferred security dividends	—	3,304

Diluted numerator	$63,013	$62,495

Denominator
Average number of common shares outstanding (basic denominator)	255,332	226,824
Common stock equivalents:
Stock options	6,449	10,327
Convertible Preferred Securities	—	26,850

Average number of common shares outstanding (diluted denominator)	261,781	264,001

Net income per common share—basic	$0.25	$0.26

Net income per common share—diluted	$0.24	$0.24

        Options to purchase approximately 2.8 million shares of the Company's common stock at $18.00 to $21.95 per share were outstanding at and during the three months ended March 31, 2003, but were excluded from the Company's computation of average number of common shares outstanding—diluted because the options' exercise prices were greater than the average market price of the common shares underlying such options during the period.

Note 7. Discontinued Operations and Related Contingencies

        Overview.    On November 11, 1998, the Company announced that Caremark, which operates the Company's pharmaceutical services business, would become its core operating unit. The Company also announced its intent to divest its physician practice management and contract services businesses. As a result, in 1998 the Company restated its prior period financial statements to reflect these businesses, as well as the international operations sold during 1998, as discontinued operations.

        Remaining Obligations.    The liabilities of discontinued operations ($11.2 million at March 31, 2003) represent the remaining direct obligations of the Company's discontinued subsidiaries. The Company has also accrued $71.6 million of estimated remaining discontinued operations exit costs, which are included in "Other accrued expenses and liabilities" ($62.8 million) and "Other long-term liabilities" ($8.8 million) in the accompanying unaudited condensed consolidated balance sheet at March 31, 2003. The Company expects to pay the majority of these obligations by the end of 2003. These amounts are estimates, and actual amounts could differ from those recorded.

        The Company retained numerous operating leases, primarily for administrative and office space, related to its discontinued operations. As of March 31, 2003, the cumulative gross rents related to such leases were approximately $72.5 million, with sublease arrangements of approximately $21.3 million in place. The Company has estimated the costs to terminate or sublease these facilities and has included the net amount in its accrual for remaining discontinued operations exit costs.

        Contingencies.    The Company and/or one or more of its subsidiaries, affiliates or former managed physician practices is a party to certain claims and proceedings related to its discontinued operations. The eventual outcome of these claims and proceedings could differ from the amounts accrued at March 31, 2003, and, if different, could result in the Company's recording additional losses on the disposal of its discontinued operations. Additionally, the Company has assigned to various parties approximately $91 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries or affiliates remain named as guarantor or obligor on these lease obligations.

Note 8. Contingencies

        The Company is party to certain legal actions arising in the ordinary course of business. The Company is named as a defendant in various legal actions arising from its continuing operations and its discontinued PPM and contract services operations, including employment disputes, contract disputes, personal injury claims and professional liability claims. Management does not view any of these actions as likely to result in an uninsured award that would have a material adverse effect on the operating results and financial condition of the Company.

        On April 29, 2003, Caremark Rx and Caremark were served with a complaint filed in the Superior Court of the State of California, County of Alameda, by an individual named Robert Irwin. The plaintiff filed the action individually, purportedly as both a private attorney general on behalf of the general public of the State of California and as a class action. Nine other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. We believe that the lawsuit mischaracterizes the business practices of Caremark Rx and Caremark and that we have meritorious defenses to the claims alleged. We intend to vigorously defend this lawsuit.

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

        On April 2, 2002, Caremark Rx was served with a purported private class action lawsuit which was filed in the United States District Court, Central District of California. On August 29, 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx was subsequently served on May 29, 2002 with a virtually identical lawsuit, containing the same types of allegations, which was also filed in the United States District Court, Central District of California. On December 12, 2002, this case was also ordered transferred to the United States District Court, Northern District of Alabama. Both of these lawsuits have been amended to name Caremark as a defendant, and Caremark Rx has been dismissed from the second case filed. These lawsuits, which are similar to pending litigation recently filed against other PBM companies, allege that Caremark Rx and Caremark each act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. The lawsuits seek unspecified monetary damages and injunctive relief. Management believes that Caremark Rx and Caremark have meritorious defenses to these lawsuits and will continue to vigorously defend these claims. Caremark Rx and Caremark, as applicable, have filed motions seeking the consolidation and complete dismissal of both of these actions on various grounds. The plaintiffs have yet to respond to these motions and they are currently pending before the court.

        In 1993, approximately 3,900 independent and retail chain pharmacies filed a group of antitrust lawsuits and a class action lawsuit against brand name pharmaceutical manufacturers, wholesalers and PBM companies. Caremark was named as a defendant in a number of these lawsuits in 1994, but was not named in the class action. The complaints that named Caremark, which were transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings, charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from pharmaceutical manufacturers in violation of the Robinson-Patman Act. Each complaint sought unspecified treble damages, declaratory and equitable relief and attorney's fees and expenses. The claims against Caremark were stayed in 1995 and have remained stayed. Numerous settlements among the parties other than Caremark have been reached. We expect that the proceedings on the remaining class action claims and other claims not involving Caremark will move forward to trial and likely will precede the trial of any Robinson-Patman Act claims against Caremark.

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

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2003

        The purpose of the following MD&A is to help facilitate an understanding of the significant factors influencing our historical operating results, financial condition and cash flows and also to convey management's expectations of the potential impact of known trends, events or uncertainties that may materially impact future results. This MD&A contains "forward-looking statements" as described on page i of this Quarterly Report on Form 10-Q.

        Our MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q. Additionally, the reader is also encouraged to refer to our audited consolidated financial statements and notes thereto and MD&A, including our critical accounting policies, for the year ended December 31, 2002, which appear in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2003.

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

        We generate our net revenue primarily from dispensing prescription drugs, either directly, through our four large, automated mail service pharmacies and our 19 smaller, regional mail service pharmacies, or indirectly, through our network of over 55,000 third-party retail pharmacies.

Factors That May Affect Future Results

        Our future operating results and financial condition are dependent on our ability to market our services profitably, which is, in turn, heavily dependent on our ability to successfully negotiate discounts for pharmaceutical purchases at various points in our supply chain, and to successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including: (i) identification of, and competition for, growth and expansion opportunities; (ii) declining reimbursement levels for products distributed; (iii) exposure to liabilities in excess of our insurance; (iv) compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; (v) adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; (vi) adverse resolution of existing or future lawsuits; (vii) our ability to successfully integrate acquired businesses; (viii) costs of modifications of our information systems and business practices to comply with HIPAA privacy, security and electronic interchange standards; (ix) liquidity and capital requirements and (x) our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding our discontinued PPM business. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition.

        There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Note 8, "Contingencies" to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

        The following table sets forth selected information about our results of continuing operations for the three-month periods ended March 31, 2003 and 2002:

	Three Months Ended March 31,		Percentage Increase/(Decrease)
	2003	2002	2003 over 2002
	(In millions, except per share amounts)
Net revenue	$2,163.8	$1,614.1	34.1%
Operating expenses:
Cost of revenues (excluding depreciation)(1)	1,991.7	1,490.9	33.6%
Selling, general and administrative expenses	46.1	36.8	25.3%
Depreciation and amortization	9.9	6.7	47.8%
Interest expense, net	11.1	12.2	(9.0)%

	2,058.8	1,546.6	33.1%

Income from continuing operations before provision for income taxes	105.0	67.5	55.6%
Provision for income taxes	42.0	5.1	723.5%

Net income	$63.0	$62.4	1.0%

Net income per common share—diluted	$0.24	$0.24	—

Operating Income (2)	$116.1	$79.7	45.7%

Operating Margin	5.37%	4.94%

EBITDA (3)	$126.0	$86.4	45.8%

EBITDA Margin	5.82%	5.35%

Net cash provided by (used in):
Continuing operations	$137.7	$100.5	37.0%

Investing activities	$(18.1)	$(6.9)	162.3%

Financing activities	$(2.6)	$3.7	N/C

Discontinued operations	$(23.8)	$(15.2)	56.6%

Revenues:
Mail Service	$1,069.7	$807.3	32.5%
Retail (4)	1,080.0	793.7	36.1%
Other	14.1	13.1	7.6%

	$2,163.8	$1,614.1	34.1%

Cost of revenues:
Drug ingredient cost (4)	$1,907.5	$1,423.0	34.0%
Pharmacy operating costs and other costs of revenues (1)	84.2	67.9	24.0%

	$1,991.7	$1,490.9	33.6%

Pharmacy claims processed:
Mail	6.0	4.9	22.4%
Retail	22.3	17.8	25.3%

	28.3	22.7	24.7%

(1)
Cost of revenues excludes depreciation of approximately $8.6 million and $5.4 million in 2003 and 2002, respectively. These amounts are included in total depreciation and amortization for each period.

(2)
Operating Income equals net revenue less cost of revenue; selling, general and administrative expenses and depreciation and amortization. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (3) below.

(3)
We believe that EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate a company's overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Operating income	$116,116	$79,733
Depreciation and amortization	9,876	6,692

EBITDA	125,992	86,425
Cash interest payments, net of interest income	(1,782)	(3,224)
Cash tax payments, net of refunds	(6,453)	(2,943)
Other non-cash expenses	397	—
Other changes in operating assets and liabilities, net of acquisitions and disposals of businesses	19,578	20,195

Net cash provided by continuing operations	$137,732	$100,453

  EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income or cash flow from operations data as measured under GAAP. The items excluded from EBITDA are significant components of our statement of income and must be considered in performing a comprehensive assessment of our overall financial performance. EBITDA and the associated year-to-year trends should not be considered in isolation. Our calculation of EBITDA may not be consistent with calculations of EBITDA used by other companies.

(4)
Includes $311.6 million and $225.1 million in 2003 and 2002, respectively, of amounts paid by individual participants in our customers' benefit plans directly to the third-party pharmacies in our retail networks (i.e., "retail copayments").

Results of operations for the period ended March 31, 2003 compared to the same period in 2002

        Net Revenue.    Net revenue increased by approximately $550 million to approximately $2.16 billion in 2003 from approximately $1.61 billion in 2002. Increases in sales volumes, resulting primarily from net new customer additions and increases in the utilization of products, accounted for approximately $428 million, or 77.9%, of the total increase in net revenue from product sales. Net revenue per prescription increases, primarily from drug cost inflation offset by increased generic utilization, accounted for an additional amount of approximately $121 million, or 22.0% of the increase in net revenue from product sales. We estimate that increases in generic dispensing rates lowered the amount of drug cost inflation referred to above by approximately $51 million during 2003. Choice Source, which was acquired on April 30, 2002, accounted for approximately $9.3 million of the increase in net revenue, and this amount is included in the volume totals above.

        We anticipate that our revenue growth for the full year of 2003 will be approximately 30% over 2002 amounts, after the expected impact of generic drug introductions. A significant portion of this increase is comprised of net new customer additions which are reflected in the 2003 amounts above.

        Our other revenues presented in the preceding table are composed primarily of amounts billed for sales of de-identified pharmaceutical data and amounts billed for disease management services. We recorded approximately $2.7 million of data sales revenue in 2003, compared to approximately $5.2 million in 2002.

        Cost of revenues.    Drug ingredient costs increased approximately $484.5 million, or 34.0%, to approximately $1.9 billion in 2003 from approximately $1.4 billion in 2002. Volume increases, resulting primarily from net new customer additions and increases in the utilization of products, represented approximately $373.7 million, or 77.1%, of this increase. Increases in drug ingredient costs per prescription, primarily from drug cost inflation, resulted in approximately $110.8 million, or 22.9% of the increase. The rate of increase in drug ingredient costs per prescription (7.7%) was slightly lower than the rate of increase in net product sales revenue per prescription (7.8%).

        We anticipate volume increases of approximately 20% for 2003 and anticipate drug cost inflation for the full year to be comparable to the levels of the three months ended March 31, 2003. Our ability to maintain a lower rate of inflation in drug ingredient costs than the inflation rate of revenue per prescription will be dependent on our ability to successfully negotiate discounts from pharmaceutical manufacturers, wholesalers and retail pharmacies.

        Pharmacy operating costs and other costs of revenue increased 24.0% in 2003. This increase corresponds primarily to increases in pharmacy operating costs necessary to service the 22.4% increase in the volume of mail service pharmacy claims. Although these expenses increased on an absolute basis, they decreased as a percent of net revenue, from 4.2% in 2002 to 3.9% in 2003, due to our continued focus on gaining efficiencies through economies of scale and productivity improvements.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased on an absolute basis in 2003 to support the overall growth in our business and includes increases due to the Choice Source acquisition; however, selling, general and administrative expenses decreased as a percentage of net revenue reflecting our continued focus on leveraging our existing infrastructure to grow our business.

        Depreciation and Amortization.    Depreciation and amortization increased in 2003 due primarily to the timing of capital expenditures being placed in service. In 2002, we implemented the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets concerning discontinuance of amortization of previously acquired goodwill; however, the implementation of this standard had no material impact on our amortization expense. We expect that depreciation and amortization will increase by approximately 50% in 2003 and total $45 million for the full year as a result of the capital expenditures made in 2002 and the projected implementation dates of expenditures planned for 2003.

        Interest Expense, Net.    The decrease in net interest expense in the 2003 period resulted primarily from reductions in both amounts due under our trade receivables sales facility and interest rates applicable to our credit facility and our trade receivables sales facility, both of which are subject to variable interest rates, coupled with increased interest income generated by cash on hand.

        Provision for Income Taxes.    Our provision for income taxes for 2003 increased by approximately $36.9 million from the $5.1 million recorded in 2002. Pre-tax income for 2003 increased by approximately $37.5 million, or 55.6%, over amounts recorded in 2002 with a corresponding impact on our provision for income taxes; however, the majority of the increase in our provision for income taxes was related to the fact that we eliminated the valuation allowance previously placed on our net deferred tax asset in the fourth quarter of 2002. In 2003, we recorded our provision for income taxes at a 40% effective rate, consisting of a provision for both current and deferred income taxes, while the 2002 provision for income taxes was recorded at 7.5% and represents only the current tax provision.

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

        The following tables set forth selected information concerning our liquidity and capital resources and changes therein at and for the three months ended March 31, 2003 (in millions):

Net cash provided by (used in):
Continuing operations	$137.7
Investing activities	(18.1)
Financing activities	(2.6)
Discontinued operations	(23.8)

Net increase in cash and cash equivalents for the three months ended March 31, 2003	93.2
Cash and cash equivalents—December 31, 2002	306.8

Cash and cash equivalents—March 31, 2003	$400.0

Net working capital (1):
December 31, 2002	$348.6

March 31, 2003	$447.7

Long-term debt:	March 31, 2003	December 31, 2002
Fixed-rate debt	$450.0	$450.0

Variable-rate debt	$247.5	$248.1

Availability under revolving credit facility	$281.0	$280.3

(1)
Working capital equals total current assets minus total current liabilities

        Cash Flows from Continuing Operations.    Our performance relative to net cash provided by continuing operations for the three months ended March 31, 2003, resulted from factors discussed above related to income from continuing operations coupled with focused management of working capital.

        Cash Flows from Investing Activities.    Cash flows from investing activities for the three months ended March 31, 2003, consist entirely of $18.1 million of capital expenditures, of which approximately $6.5 million related to our purchase of the real property associated with our mail service pharmacy located in San Antonio, Texas.

        Cash Flows from Financing Activities.    During the three months ended March 31, 2003, we received net proceeds of $4.2 million from issuance of our common stock under employee benefit plans, including exercises of non-qualified stock options. These proceeds were offset by our purchases of 365,000 shares of our common stock on the open market for aggregate consideration of $6.1 million and debt-related payments of $725,000.

        Cash Flows from Discontinued Operations.    In addition to the amounts paid through March 31, 2003, to service liabilities which arose from our discontinued PPM operations, we have accrued approximately $82.8 million of remaining net liabilities related to our discontinued operations. We expect to pay approximately $61 million of this accrued amount during the remainder of 2003. These amounts are estimates, and actual amounts could differ from those recorded.

        Working Capital.    The increase in working capital from December 31, 2002, to March 31, 2003, is due primarily to our operating cash flow performance during the period offset by amounts paid for capital expenditures.

        Credit Facility.    We have a $550 million credit facility with Bank of America, N.A. as administrative agent which consists of a $300 million revolving credit facility maturing in March 2005 and a $250 million term loan facility maturing in March 2006.

        At March 31, 2003, borrowings under the credit facility bore interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins and consisted of outstanding term loans of $247.5 million. At March 31, 2003, we had approximately $281 million available for borrowing under the revolving credit facility, exclusive of approximately $19 million reserved under letters of credit.

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

        Trade Receivables Sales Facility.    We have arranged to sell an undivided percentage ownership interest in certain of our accounts receivable pursuant to a revolving period trade receivables sales facility which is described in further detail in Note 4, "Trade Receivables Sales Facility" to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. At March 31, 2003, we had sold no interests in our accounts receivable into this facility and retained full availability of the $125 million committed thereunder.

Outlook

        Liquidity and Capital Resources Overview.    Currently, our liquidity needs arise primarily from: (i) funding discontinued operations (including the funding of any retained liabilities); (ii) commitments related to financing obtained through the issuance of long-term debt; (iii) working capital requirements; (iv) capital expenditures and (v) the periodic repurchase of our common stock pursuant to our stock repurchase program discussed further below. Additionally, subject to certain restrictions in our credit facility, we have acquired businesses, and may continue to acquire additional businesses in the future, and could fund any such acquisition using cash on hand, availability under our trade receivables sales facility or our revolving credit facility, or a combination thereof. We believe that our cash flows from operations and amounts available under our trade receivables sales facility and our revolving credit facility are sufficient to meet our liquidity needs for the foreseeable future.

        Stock Repurchase Program.    On July 1, 2002, we announced that we had adopted a plan to repurchase up to $150 million of our common stock on the open market. These repurchases will occur at times and in amounts permitted under our credit facility. We repurchased 365,000 shares for approximately $6.1 million under this plan during the three months ended March 31, 2003 and approximately 1.9 million shares for an aggregate amount of approximately $28.8 million under this plan to date.

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

        Discontinued Operations.    Future cash needed to fund the remaining net liabilities of discontinued operations and estimated exit costs, which were estimated to be approximately $82.8 million, in aggregate, at March 31, 2003, will be funded by cash flows from continuing operations and by borrowings under the revolving credit facility or sales of interests in our accounts receivable under the trade receivables sales facility. We believe that these sources will be sufficient to fund these payments, which we expect to total approximately $61 million over the remainder of 2003.

        Deferred Income Taxes.    At December 31, 2002, we had a cumulative income tax net operating loss ("NOL") carryforward of approximately $1.75 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, these NOL carryforwards will expire on various dates through 2020, with over 90% of the total NOL carryforward amount expiring from 2018 to 2020. In addition to these NOL carryforwards, we had approximately $101 million of future additional income tax deductions related to our discontinued operations. The Company also had a federal alternative minimum tax credit carryforward of approximately $20 million, which may be used to offset its ordinary federal corporate income taxes in the future.

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 ("FAS 148"). FAS 148 provides certain new disclosure requirements for stock-based compensation, including quarterly reporting of information previously required to be reported annually. We adopted the disclosure provisions of FAS 148 in December 2002. FAS 148 also specifies three transition methods that companies may choose if they elect to record compensation expense for the fair value of stock options granted under the recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"). These transition methods are summarized as follows:

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

        In April 2003, the FASB indicated that it intended to require companies to expense stock options beginning as early as 2004. This measure is opposed by many public companies, particularly those in the high-tech sector, and a bill entitled the Broad-Based Stock Option Plan Transparency Act of 2003 has been introduced in both the Senate and the House of Representatives. This legislation is designed to prevent the FASB from requiring stock options to be expensed until the issue can be studied further by the Executive branch. Federal legislation was also proposed when the exposure draft of FAS 123 was initially circulated, and the threat of such legislation contributed to the change to this exposure draft which resulted in the proposed mandatory expensing provisions of FAS 123 being made optional when the final statement was issued. We are currently monitoring these developments and have not reached a decision as to when, or if, we will choose to expense the estimated fair value of employee stock option grants in the absence of a requirement that we do so.

        In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51 ("FIN 46"). Under FIN 46, certain "variable interest entities"

which were previously used as vehicles for "off-balance sheet financing" were required to be included in the consolidated financial statements of the entities which are their primary beneficiaries. This requirement effectively eliminates the "off-balance sheet" accounting treatment for many such entities. We adopted FIN 46 on January 1, 2003, and the structure of our trade receivables sales facility, as previously described, is such that the provisions of FIN 46 resulted in no change in accounting for any of the transactions occurring thereunder.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility and for the discount on revolving sales of accounts receivable under our trade receivables sales facility. Our earnings and the fair value of our fixed-rate debt are subject to change as a result of movements in market interest rates. At March 31, 2003, we had $247.5 million of obligations which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at March 31, 2003, would result in an increase in annual interest expense of approximately $2.5 million, presuming that obligations subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on our outstanding obligations and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

CONTROLS AND PROCEDURES

        Within 90 days prior to the filing date of this report (the "Evaluation Date") we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is party to certain legal proceedings as described in Note 8, "Contingencies" to its unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and hereby incorporated herein by reference.

        On April 29, 2003, Caremark Rx and Caremark were served with a complaint filed in the Superior Court of the State of California, County of Alameda, by an individual named Robert Irwin. The plaintiff filed the action individually, purportedly as both a private attorney general on behalf of the general public of the State of California and as a class action. Nine other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. We believe that the lawsuit mischaracterizes the business practices of Caremark Rx and Caremark and that we have meritorious defenses to the claims alleged. We intend to vigorously defend this lawsuit.

Item 5. Other Information

        SEC Comments.    In 2001, the Securities and Exchange Commission announced that it would review prior filings and issue comment letters to each of the Fortune 500 companies. Caremark Rx, Inc. received its comment letter, covering the 2001 Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q, in July 2002. The Company exchanged correspondence and conducted conference calls with the SEC concerning their comments through April 2003. The SEC's comments focused on the Company's providing expanded or supplemental disclosures, and the Company has provided many of these requested disclosures in its 2002 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, as applicable. These matters are subject to interpretation, and the SEC has not concluded its reviews of the Company's filings.

        OIG Guidance.    On April 28, 2003, the United States Department of Health and Human Services Office of Inspector General ("OIG") issued the final Compliance Program Guidance for Pharmaceutical Manufacturers ("OIG Guidance"). In the OIG Guidance, the OIG identified certain potential risk areas for pharmaceutical manufacturers, including certain types of arrangements between pharmaceutical manufacturers and PBMs, pharmacies, physicians and others which may implicate the federal anti-kickback statute. The OIG Guidance suggests how such arrangements may be structured to comply with the federal anti-kickback statute and its safe harbors. In contrast to the draft Compliance Program Guidance for Pharmaceutical Manufacturers which the OIG issued in October 2002, the OIG Guidance does not specifically identify the payment of market share rebates by pharmaceutical manufacturers as a potential risk area. Although the OIG Guidance applies directly to pharmaceutical manufacturers and not to the Company, the Company believes that its business relationships with pharmaceutical manufacturers are consistent with the principles outlined in the OIG Guidance. Further, the Company believes that the disclosures it currently makes to its customers concerning its relationships with pharmaceutical manufacturers are consistent with the relevant requirements discussed in the OIG Guidance.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit No.
99.1	—	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K. The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREMARK RX, INC.
By:	/s/ HOWARD A. MCLURE Howard A. McLure Executive Vice President and Chief Financial Officer

Date: May 15, 2003

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

Date: May 15, 2003	/s/ E. MAC CRAWFORD E. Mac Crawford Chief Executive Officer

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

Date: May 15, 2003	/s/ HOWARD A. MCLURE Howard A. McLure Executive Vice President and Chief Financial Officer

QuickLinks

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
CAREMARK RX, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
CAREMARK RX, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2003 (Unaudited)
CAREMARK RX, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS March 31, 2003
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER