Form 10-Q
period 2003-06-30
CAREMARK RX INC
filed 2003-08-14
CIK 1000736

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

        As of July 31, 2003, the registrant had 265,930,899 shares (including 6,307,243 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

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

i

CAREMARK RX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$525,778	$306,804
Accounts receivable, less allowance for doubtful accounts of $25,650 in 2003 and $23,239 in 2002	569,748	506,919
Inventories	151,179	200,412
Deferred tax asset, net	196,934	201,738
Prepaid expenses and other current assets	14,583	9,772

Total current assets	1,458,222	1,225,645
Property and equipment, net of accumulated depreciation of $150,034 in 2003 and $148,692 in 2002	144,142	139,002
Intangible assets, net of accumulated amortization of $17,114 in 2003 and $15,275 in 2002	60,260	61,604
Deferred tax asset, net	355,563	412,588
Other non-current assets	72,019	73,901

Total assets	$2,090,206	$1,912,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$310,009	$294,758
Claims and discounts payable	405,663	370,031
Other accrued expenses and liabilities	153,901	180,685
Income taxes payable	3,675	3,409
Current portion of long-term debt	2,500	2,500
Current liabilities of discontinued operations	—	25,622

Total current liabilities	875,748	877,005
Long-term debt, net of current portion	694,375	695,625
Other long-term liabilities	80,970	82,417

Total liabilities	1,651,093	1,655,047
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value per share; 400,000 shares authorized; issued—266,982 shares in 2003 and 263,005 shares in 2002	267	263
Additional paid-in capital	1,720,150	1,665,155
Treasury stock—1,855 shares in 2003 and 1,490 shares in 2002	(28,782)	(22,671)
Shares held in trust—6,325 in 2003 and 6,376 in 2002	(101,963)	(102,948)
Accumulated deficit	(1,140,524)	(1,272,071)
Accumulated other comprehensive loss	(10,035)	(10,035)

Total stockholders' equity	439,113	257,693

Total liabilities and stockholders' equity	$2,090,206	$1,912,740

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these balance sheets.

CAREMARK RX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenue	$2,204,039	$1,626,466	$4,367,835	$3,240,583
Operating expenses:
Cost of revenues*	2,019,399	1,488,061	4,011,100	2,978,911
Selling, general and administrative expenses	48,785	41,075	94,888	77,917
Depreciation and amortization	10,758	7,311	20,634	14,003
Interest expense, net	10,875	11,645	21,969	23,816

Income before provision for income taxes	114,222	78,374	219,244	145,936
Provision for income taxes	45,688	5,878	87,697	10,945

Net income	68,534	72,496	131,547	134,991
Preferred security dividends	—	3,305	—	6,609

Net income to common stockholders	$68,534	$69,191	$131,547	$128,382

Average number of common shares outstanding—basic	256,391	228,115	255,864	227,473

Average number of common shares outstanding—diluted	263,606	265,895	262,696	264,973

Net income per common share—basic	$0.27	$0.30	$0.51	$0.56

Net income per common share—diluted	$0.26	$0.27	$0.50	$0.51

*
Excludes depreciation expense, which is presented separately.

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from continuing operations:
Net income	$131,547	$134,991
Adjustments to reconcile net income to net cash provided by continuing operations:
Deferred income taxes	78,058	—
Depreciation and amortization	20,634	14,003
Non-cash interest expense	1,804	1,597
Other non-cash expenses	541	—
Changes in operating assets and liabilities, net of effects of acquisitions and disposals of businesses	34,807	36,344

Net cash provided by continuing operations	267,391	186,935
Cash flows from investing activities:
Capital expenditures, net	(26,589)	(13,881)
Acquisitions of businesses, net of cash acquired	(319)	(49,039)

Net cash used in investing activities	(26,908)	(62,920)
Cash flows from financing activities:
Net proceeds from exercise of stock options and retirement of warrant	39,214	14,618
Purchase of treasury stock	(6,111)	—
Net proceeds (repayments) under credit facility	(1,250)	1,250
Long-term debt issuance costs	(100)	(1,230)
Net repayments under trade receivables sales facility	—	(99,200)
Dividend payments on Convertible Preferred Securities	—	(7,000)

Net cash provided by (used in) financing activities	31,753	(91,562)
Cash used in discontinued operations	(53,262)	(20,980)

Net increase in cash and cash equivalents	218,974	11,473
Cash and cash equivalents—beginning of period	306,804	159,066

Cash and cash equivalents—end of period	$525,778	$170,539

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
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

        The intrinsic value method requires the Company to recognize compensation expense based on the difference in the market price and the exercise price of options at their grant date. The exercise price of option grants under the Company's stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no compensation expense related to the initial grant of these options has been recognized in the accompanying unaudited condensed consolidated financial statements. In the 2003 periods, the Company recognized approximately $174,000 of compensation expense, net of income tax benefit, related to one option grant for which the terms were modified in such a way as to create a new management date for accounting purposes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
As reported:
Net income to common stockholders	$68.5	$69.2	$131.5	$128.4

Stock-based employee compensation cost (1)	$0.2	$—	$0.2	$—

Net income per common share—basic	$0.27	$0.30	$0.51	$0.56

Net income per common share—diluted	$0.26	$0.27	$0.50	$0.51

Pro forma:
Net income to common stockholders	$66.4	$65.8	$127.6	$119.9

Stock-based employee compensation cost (2)	$2.3	$3.4	$4.1	$8.4

Net income per common share—basic	$0.26	$0.29	$0.50	$0.53

Net income per common share—diluted	$0.25	$0.26	$0.48	$0.48

Black-Scholes assumptions (weighted average):
Risk-free interest rate	1.63%	1.25%	2.01%	1.79%
Expected volatility	45%	45%	45%	45%
Expected option lives (years)	2.3	2.0	3.1	3.4

(1)
Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) included in the determination of net income to common stockholders during the period.

(2)
Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income to common stockholders if the fair value method had been applied to all awards vesting during the period.

Note 3. Income Taxes

      At December 31, 2002, the Company had a cumulative income tax net operating loss ("NOL") carryforward of approximately $1.75 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, including amounts of taxable income generated through June 30, 2003, these NOL carryforwards will expire on various dates through 2020, with over 90% of the total NOL carryforward amount expiring from 2018 to 2020. In addition to these NOL carryforwards, the Company had approximately $101 million of future additional income tax deductions related to its discontinued operations. The Company also had a federal alternative minimum tax credit carryforward of approximately $20 million, which may be used to offset its ordinary federal corporate income taxes in the future.

        Prior to the fourth quarter of 2002, during which the Company eliminated the valuation allowance previously recorded against its net deferred tax asset, significant variations existed in the customary relationship between income tax expense and pretax income because the Company utilized its NOL to reduce its current tax provision. Consequently, the Company provided for income taxes at a rate of 7.5%, which represented its aggregate effective state and federal tax rate, in the 2002 periods.

Note 4. Trade Receivables Sales Facility

        The Company has arranged to sell an undivided percentage ownership interest in certain of its accounts receivable pursuant to a revolving period trade receivables sales facility with General Electric Capital Corporation ("GECC"). GECC's $125 million commitment under this facility expires in January 2006. The Chase Manhattan Bank's $25 million commitment under this facility expired in February 2003. There were no amounts outstanding under this facility at June 30, 2003, and the Company retained full availability of the $125 million committed thereunder.

Note 5. Long-term Debt

        The Company's long-term debt at June 30, 2003, and December 31, 2002, consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Credit facility:
Term loan facility (3.37% at June 30, 2003)	$246,875	$248,125
Revolving facility	—	—

	246,875	248,125
7.375% senior notes due 2006	450,000	450,000

	696,875	698,125
Less: amounts due within one year	(2,500)	(2,500)

	$694,375	$695,625

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

        The credit facility consists of: (i) a $250 million term loan facility maturing on March 15, 2006, with scheduled quarterly principal payments of $625,000, and (ii) a $300 million revolving credit facility maturing on March 15, 2005. At June 30, 2003, the Company had approximately $288.7 million available for borrowing under the revolving facility, exclusive of approximately $11.3 million reserved under letters of credit.

        Borrowings under the credit facility currently bear interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins. At the Company's option, or upon certain defaults or other events, borrowings under the credit facility may instead bear interest based on the prime rate plus varying margins.

        The credit facility contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions or change the nature of its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions and defaults for any material judgment or change in control. The Company was in compliance with all debt covenants at June 30, 2003.

Note 6. Earnings Per Common Share

        The following tables reconcile income (numerator) and shares (denominator) used in the Company's computations of net income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator
Net income	$68,534	$72,496	$131,547	$134,991
Less preferred security dividends	—	(3,305)	—	(6,609)

Basic numerator	68,534	69,191	131,547	128,382
Add preferred security dividends	—	3,305	—	6,609

Diluted numerator	$68,534	$72,496	$131,547	$134,991

Denominator
Average number of common shares outstanding (basic denominator)	256,391	228,115	255,864	227,473
Common stock equivalents:
Stock options	7,215	10,930	6,832	10,650
Convertible Preferred Securities	—	26,850	—	26,850

Average number of common shares outstanding (diluted denominator)	263,606	265,895	262,696	264,973

Net income per common share—basic	$0.27	$0.30	$0.51	$0.56

Net income per common share—diluted	$0.26	$0.27	$0.50	$0.51

        Options to purchase approximately 123,000 shares of the Company's common stock at $19.88 to $21.95 per share were outstanding during the six months ended June 30, 2003, but were excluded from the Company's computation of average number of common shares outstanding—diluted because the options' exercise prices were greater than the average market price of the common shares underlying such options during the period. Approximately 112,000 of these options were outstanding at June 30, 2003.

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

        Remaining Obligations.    The Company has accrued $52.2 million of estimated remaining discontinued operations exit costs, which are included in "Other accrued expenses and liabilities" ($45.1 million) and "Other long-term liabilities" ($7.1 million) in the accompanying unaudited condensed consolidated balance sheet at June 30, 2003. The Company expects to pay the majority of these obligations by the end of 2003. These amounts are estimates, and actual amounts could differ from those recorded.

        The Company retained numerous operating leases, primarily for administrative and office space, related to its discontinued operations. As of June 30, 2003, the aggregate future gross rents related to such leases were approximately $45.7 million, with sublease arrangements of approximately $20.3 million in place. The Company has estimated the costs to terminate or sublease these facilities and has included the net amount in its accrual for remaining discontinued operations exit costs.

        Contingencies.    The Company and/or one or more of its subsidiaries, affiliates or former managed physician practices is a party to certain claims and proceedings related to its discontinued operations. The eventual outcome of these claims and proceedings could differ from the amounts accrued at June 30, 2003, and, if different, could result in the Company's recording additional losses on the disposal of its discontinued operations. Additionally, the Company has assigned to various parties approximately $83.7 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries or affiliates remain named as guarantor or obligor on these lease obligations.

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

        On April 29, 2003, Caremark Rx and Caremark were served with a complaint by an individual named Robert Irwin. The plaintiff filed the action individually, purportedly as both a private attorney general on behalf of the general public of the State of California and as a class action. Nine other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. We believe that the lawsuit mischaracterizes the business practices of Caremark Rx and Caremark and that we have meritorious defenses to the claims alleged. We intend to vigorously defend this lawsuit.

        On March 19, 2003, Caremark Rx and Caremark were served with a purported representative action filed by American Federation of State, County & Municipal Employees, a labor union comprised of numerous autonomous local unions and affiliations. Several other PBM companies are also named as defendants in this lawsuit. The lawsuit alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to rebates, pricing, formulary management and mail order services. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. The Company believes the lawsuit mischaracterizes the business practices of Caremark Rx and Caremark and that it has meritorious defenses to the claims alleged. The Company intends to vigorously defend this lawsuit. This case has been coordinated with the Irwin case described above before a single judge in Los Angeles County.

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

        On April 2, 2002, Caremark Rx was served with a purported private class action lawsuit which was filed in the United States District Court, Central District of California. On August 29, 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx was subsequently served on May 29, 2002 with a virtually identical lawsuit, containing the same types of allegations, which was also filed in the United States District Court, Central District of California. On December 12, 2002, this case was also ordered transferred to the United States District Court, Northern District of Alabama. Both of these lawsuits have been amended to name Caremark as a defendant, and Caremark Rx has been dismissed from the second case filed. These lawsuits, which are similar to pending litigation recently filed against other PBM companies, allege that Caremark Rx and Caremark each act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. The lawsuits seek unspecified monetary damages and injunctive relief. Management believes that Caremark Rx and Caremark have meritorious defenses to these lawsuits and will continue to vigorously defend these claims. Caremark Rx and Caremark, as applicable, have filed motions seeking the consolidation and complete dismissal of both of these actions on various grounds. These motions are currently pending before the court.

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

        Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions that have been made against it, there can be no assurance that pending lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of the Company's senior management, or that the resolution of the lawsuits, individually or in the aggregate, will not have a material adverse effect on the operating results and financial condition of the Company. The Company intends to vigorously defend each of its pending lawsuits.

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003

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

Results of Operations

        The following table sets forth selected information about our results of continuing operations for the three-month and the six-month periods ended June 30, 2003 and 2002.

					Percentage Increase/(Decrease) 2003 over 2002
	Three Months Ended June 30,		Six Months Ended June 30,
					Three Months Ended June 30	Six Months Ended June 30
	2003	2002	2003	2002
	(In millions, except per share amounts)
Net revenue	$2,204.0	$1,626.5	$4,367.8	$3,240.6	35.5%	34.8%
Operating expenses:
Cost of revenues (excluding depreciation)(1)	2,019.4	1,488.1	4,011.1	2,979.0	35.7%	34.6%
Selling, general and administrative expenses	48.8	41.1	94.9	77.9	18.7%	21.8%
Depreciation and amortization	10.8	7.3	20.7	14.0	47.9%	47.9%
Interest expense, net	10.9	11.6	22.0	23.8	(6.0)%	(7.6)%

	2,089.9	1,548.1	4,148.7	3,094.7	35.0%	34.1%

Income from continuing operations before provision for income taxes	114.2	78.4	219.2	145.9	45.7%	50.2%
Provision for income taxes	45.7	5.9	87.7	11.0	674.6%	697.3%

Net income	$68.5	$72.5	$131.5	$134.9	(5.5)%	(2.5)%

Net income per common share—diluted	$0.26	$0.27	$0.50	$0.51	(3.7)%	(2.0)%

Operating Income (2)	$125.1	$90.0	$241.2	$169.7	39.0%	42.1%

Operating Margin	5.68%	5.53%	5.52%	5.24%

EBITDA (3)	$135.9	$97.3	$261.9	$183.7	39.7%	42.6%

EBITDA Margin	6.17%	5.98%	6.00%	5.67%

Net cash provided by (used in):
Continuing operations	$129.7	$86.5	$267.4	$186.9	49.9%	43.0%

Investing activities	$(8.8)	$(56.0)	$(26.9)	$(62.9)	(84.3)%	(57.2)%

Financing activities	$34.4	$(95.3)	$31.8	$(91.6)	N/C	N/C

Discontinued operations	$(29.4)	$(5.7)	$(53.3)	$(21.0)	415.8%	154.5%

Revenues:
Mail Service	$1,083.8	$810.7	$2,153.5	$1,618.0	33.7%	33.1%
Retail (4)	1,108.4	802.3	2,188.4	1,596.0	38.2%	37.1%
Other	11.8	13.5	25.9	26.6	(12.6)%	(2.6)%

	$2,204.0	$1,626.5	$4,367.8	$3,240.6	35.5%	34.8%

Cost of revenues:
Drug ingredient cost (4)	$1,936.7	$1,422.3	$3,844.2	$2,845.3	36.2%	35.1%
Pharmacy operating costs and other costs of revenues (1)	82.7	65.8	166.9	133.7	25.7%	24.8%

	$2,019.4	$1,488.1	$4,011.1	$2,979.0	35.7%	34.6%

Pharmacy claims processed:
Mail	6.1	4.9	12.1	9.8	24.5%	23.5%
Retail	22.1	17.2	44.3	35.0	28.5%	26.9%

	28.2	22.1	56.4	44.8	27.6%	26.1%

(1)
Cost of revenues excludes depreciation of approximately $9.3 million and $6.0 million for the three months ended June 30, 2003 and 2002 and $17.9 million and $11.4 million for the six months ended June 30, 2003 and 2002, respectively. These amounts are included in total depreciation and amortization for each period.

(2)
Operating Income equals net revenue less cost of revenue; selling, general and administrative expenses and depreciation and amortization. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (3) below.

(3)
We believe that EBITDA, which is a non-GAAP financial measure, is a supplemental measurement tool used by analysts and investors to help evaluate a company's overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating income	$125,097	$90,019	$241,213	$169,752
Depreciation and amortization	10,758	7,311	20,634	14,003

EBITDA	135,855	97,330	261,847	183,755
Cash interest payments, net of interest income	(19,945)	(18,925)	(21,727)	(22,149)
Cash tax payments, net of refunds	(2,915)	(699)	(9,368)	(3,642)
Other non-cash expenses	144	—	541	—
Other changes in operating assets and liabilities, net of acquisitions and disposals of businesses	16,520	8,776	36,098	28,971

Net cash provided by continuing operations	$129,659	$86,482	$267,391	$186,935

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

(4)
Includes $303.7 million and $215.2 million for the three months ended June 30, 2003 and 2002 and $615.3 million and $440.3 million for the six months ended June 30, 2003 and 2002, respectively, of amounts paid by individual participants in our customers' benefit plans directly to the third-party pharmacies in our retail networks (i.e., retail copayments).

Results of operations for the three months ended June 30, 2003 compared to the same period in 2002

        Net Revenue.    Net revenue increased by approximately $578 million to approximately $2.2 billion in 2003 from approximately $1.6 billion in 2002. Increases in sales volumes, resulting primarily from net new customer additions and increases in the utilization of products, accounted for approximately $481 million, or 83%, of the total increase in net revenue from product sales. Net revenue per prescription increases, primarily from drug cost inflation offset by increased generic utilization, accounted for an additional amount of approximately $98 million, or 17% of the increase in net revenue from product sales. We estimate that increases in generic dispensing rates lowered the amount of drug cost inflation referred to above by approximately $54 million during 2003. Choice Source, which was acquired on April 30, 2002, accounted for approximately $3.4 million of the increase in net revenue, and this amount is included in the volume totals above.

        Our other revenues presented in the preceding table are composed primarily of amounts billed for sales of de-identified pharmaceutical data and amounts billed for disease management services. We recorded approximately $1.3 million of data sales revenue in 2003, compared to approximately $4.5 million in 2002.

        Cost of revenues.    Drug ingredient costs increased approximately $514 million, or 36%, to approximately $1.9 billion in 2003 from approximately $1.4 billion in 2002. Volume increases, resulting primarily from net new customer additions and increases in the utilization of products, represented approximately $425 million, or 83%, of this increase. Increases in drug ingredient costs per prescription, primarily from drug cost inflation, resulted in approximately $90 million, or 17% of the increase. The rate of increase in drug ingredient costs per prescription (6.7%) was slightly higher than the rate of increase in net product sales revenue per prescription (6.4%) due to fluctuations in the mix of mail and retail dispensing as well as in the underlying pricing of products distributed.

        Pharmacy operating costs and other costs of revenue increased 25.7% in the 2003 period from the amounts incurred in 2002. This increase corresponds primarily to increases in pharmacy operating costs necessary to service the 24.5% increase in the volume of mail service pharmacy claims. Although these expenses increased on an absolute basis, they decreased as a percent of net revenue, from 4% in 2002 to 3.8% in 2003, due to our continued focus on gaining efficiencies through economies of scale and productivity improvements.

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

        Interest Expense, Net.    The decrease in net interest expense in the 2003 period resulted primarily from reductions in interest rates applicable to our credit facility, which is subject to variable interest rates, coupled with increased interest income generated by higher average amounts of cash on hand.

        Provision for Income Taxes.    Our provision for income taxes for the 2003 period increased by approximately $39.8 million from the $5.9 million recorded in the same period in 2002. Pre-tax income for the 2003 period increased by approximately $35.8 million, or 45.7%, over amounts recorded in the same period in 2002 with a corresponding impact on our provision for income taxes; however, the majority of the increase in our provision for income taxes was related to the fact that we eliminated the valuation allowance previously placed on our net deferred tax asset in the fourth quarter of 2002. In 2003, we recorded our provision for income taxes at a 40% effective rate, consisting of a provision for both current and deferred income taxes, while the 2002 provision for income taxes was recorded at 7.5% and represents only the current tax provision.

Results of operations for the six months ended June 30, 2003 compared to the same period in 2002

        Net Revenue.    Net revenue increased by approximately $1.1 billion to approximately $4.3 billion in 2003 from approximately $3.2 billion in 2002. Increases in sales volumes, resulting primarily from net new customer additions and increases in the utilization of products, accounted for approximately $909 million, or 81%, of the total increase in net revenue from product sales. Net revenue per prescription increases, primarily from drug cost inflation offset by increased generic utilization, accounted for an additional amount of approximately $219 million, or 19% of the increase in net revenue from product sales. We estimate that increases in generic dispensing rates lowered the amount of drug cost inflation referred to above by approximately $105 million during 2003. Choice Source, which was acquired on April 30, 2002, accounted for approximately $12.7 million of the increase in net revenue, and this amount is included in the volume totals above.

        We anticipate that our revenue growth for the full year of 2003 will be approximately 30% over 2002 amounts, after the expected impact of generic drug introductions. A significant portion of this increase is comprised of net new customer additions which are reflected in the 2003 amounts above.

        Our other revenues presented in the preceding table are composed primarily of amounts billed for sales of de-identified pharmaceutical data and amounts billed for disease management services. We recorded approximately $4 million of data sales revenue in 2003, compared to approximately $9.7 million in 2002.

        Cost of revenues.    Drug ingredient costs increased approximately $999 million, or 35%, to approximately $3.8 billion in 2003 from approximately $2.8 billion in 2002. Volume increases, resulting primarily from net new customer additions and increases in the utilization of products, represented approximately $799 million, or 80%, of this increase. Increases in drug ingredient costs per prescription, primarily from drug cost inflation, resulted in approximately $200 million, or 20% of the increase. The rate of increase in drug ingredient costs per prescription (7.17%) was approximately equal to the rate of increase in net product sales revenue per prescription (7.14%).

        We anticipate volume increases of approximately 20% for 2003 and anticipate drug cost inflation for the full year to be comparable to the levels of the six months ended June 30, 2003. Our ability to maintain a lower rate of inflation in drug ingredient costs than the inflation rate of revenue per prescription will be dependent on our ability to successfully negotiate discounts from pharmaceutical manufacturers, wholesalers and retail pharmacies.

        Pharmacy operating costs and other costs of revenue increased 24.8% in the 2003 period from amounts incurred in 2002. This increase corresponds primarily to increases in pharmacy operating costs necessary to service the 23.5% increase in the volume of mail service pharmacy claims. Although these expenses increased on an absolute basis, they decreased as a percent of net revenue, from 4.1% in 2002 to 3.8% in 2003, due to our continued focus on gaining efficiencies through economies of scale and productivity improvements.

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

        Interest Expense, Net.    The decrease in net interest expense in the 2003 period resulted primarily from reductions in both amounts due under our trade receivables sales facility and interest rates applicable to our credit facility and our trade receivables sales facility, both of which are subject to variable interest rates, coupled with increased interest income generated by higher average amounts of cash on hand.

        Provision for Income Taxes.    Our provision for income taxes for the 2003 period increased by approximately $76.7 million from the $11.0 million recorded in the same period in 2002. Pre-tax income for the 2003 period increased by approximately $73.3 million, or 50.2%, over amounts recorded in the same period in 2002 with a corresponding impact on our provision for income taxes; however, the majority of the increase in our provision for income taxes was related to the fact that we eliminated the valuation allowance previously placed on our net deferred tax asset in the fourth quarter of 2002. In 2003, we recorded our provision for income taxes at a 40% effective rate, consisting of a provision for both current and deferred income taxes, while the 2002 provision for income taxes was recorded at 7.5% and represents only the current tax provision.

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

        The following tables set forth selected information concerning our liquidity and capital resources and changes therein at and for the six months ended June 30, 2003 (in millions):

        Summarized cash flows:

Six Months Ended June 30, 2003
Net cash provided by (used in):
Continuing operations	$267.4
Investing activities	(26.9)
Financing activities	31.8
Discontinued operations	(53.3)

Net increase in cash and cash equivalents for the six months ended June 30, 2003	219.0
Cash and cash equivalents—December 31, 2002	306.8

Cash and cash equivalents—June 30, 2003	$525.8

        Balance Sheet metrics:

	June 30, 2003	December 31, 2002
Net working capital (1)	$582.5	$348.6
Days' sales outstanding in accounts receivable	23.5	25.2
Days' inventory on-hand	6.8	10.9
Days' expenses in payables (2)	31.5	35.3
Long-term debt:
Fixed-rate debt	$450.0	$450.0

Variable-rate debt	$246.9	$248.1

Availability under revolving credit facility	$288.7	$280.3

(1)
Working capital equals total current assets minus total current liabilities

(2)
Includes both accounts payable and claims and discounts payable

        Cash Flows from Continuing Operations.    Our performance relative to net cash provided by continuing operations for the six months ended June 30, 2003, resulted from factors discussed above related to income from continuing operations coupled with focused management of working capital.

        Cash Flows from Investing Activities.    Cash flows from investing activities for the six months ended June 30, 2003, consist almost entirely of $26.6 million of capital expenditures, of which approximately $6.5 million related to our purchase of the real property associated with our mail service pharmacy located in San Antonio, Texas.

        Cash Flows from Financing Activities.    During the six months ended June 30, 2003, we received net proceeds of approximately $42 million from issuance of our common stock under employee benefit plans, including exercises of non-qualified stock options. This amount was significantly impacted by several of our former executives' exercising options to purchase approximately 2.8 million shares of our common stock for aggregate consideration of approximately $39.6 million. $9.1 million of this consideration was not received until the third quarter of 2003 and, accordingly, was excluded from the amount of net proceeds from issuance of equity securities presented in our statement of cash flows for the six months ended June 30, 2003. These former executives retained options to purchase approximately 2.8 million additional shares of our common stock at June 30, 2003, at a weighted average price of approximately $17.72 per share.

        These proceeds were offset by our purchases of 365,000 shares of our common stock on the open market for aggregate consideration of approximately $6.1 million, the use of approximately $2.7 million to repurchase a warrant which granted the holder the right to purchase 200,000 shares of our common stock and debt-related payments of approximately $1.4 million.

        Cash Flows from Discontinued Operations.    In addition to the amounts paid through June 30, 2003, to service liabilities which arose from our discontinued PPM operations, we have accrued approximately $52.2 million of remaining net liabilities related to our discontinued operations. We expect to pay approximately $32 million of this accrued amount during the remainder of 2003. These amounts are estimates, and actual amounts could differ from those recorded.

        Working Capital.    The increase in working capital from December 31, 2002, to June 30, 2003, is due primarily to our operating cash flow performance during the period coupled with the stock option proceeds referenced above, offset by amounts paid for capital expenditures.

        Credit Facility.    We have a $550 million credit facility with Bank of America, N.A. as administrative agent which consists of a $300 million revolving credit facility maturing in March 2005 and a $250 million term loan facility maturing in March 2006.

        At June 30, 2003, borrowings under the credit facility bore interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins and consisted of outstanding term loans of $246.9 million. At June 30, 2003, we had approximately $288.7 million available for borrowing under the revolving credit facility, exclusive of approximately $11.3 million reserved under letters of credit.

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

        Trade Receivables Sales Facility.    We have arranged to sell an undivided percentage ownership interest in certain of our accounts receivable pursuant to a revolving period trade receivables sales facility which is described in further detail in Note 4, "Trade Receivables Sales Facility" to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. At June 30, 2003, we had sold no interests in our accounts receivable into this facility and retained full availability of the $125 million committed thereunder.

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

        Stock Repurchase Program.    On July 1, 2002, we announced that we had adopted a plan to repurchase up to $150 million of our common stock on the open market. These repurchases will occur at times and in amounts permitted under our credit facility. We repurchased 365,000 shares for approximately $6.1 million under this plan during the six months ended June 30, 2003 and approximately 1.9 million shares for an aggregate amount of approximately $28.8 million under this plan to date.

        Planned Capital Expenditures.    We expect total capital expenditures for 2003 to be approximately $65 million, including the approximately $6.5 million we spent in January 2003 to purchase the real property associated with our San Antonio, Texas pharmacy and amounts we expect to spend in completing our Phoenix, Arizona mail service pharmacy and in expanding our Ft. Lauderdale, Florida mail service pharmacy. Additionally, we continue to evaluate the scope of modifications of our information systems needed to comply with applicable HIPAA rules. We expect that HIPAA requirements will result in additional capital expenditures over the level required for maintenance and growth of our operations through April 2005, which is the scheduled deadline for compliance with HIPAA security standards. We do not expect costs associated with HIPAA to materially impact our financial condition, results of operations or cash flows.

        Discontinued Operations.    Future cash needed to fund the remaining net liabilities of discontinued operations and estimated exit costs, which were estimated to be approximately $52 million, in aggregate, at June 30, 2003, will be funded by cash flows from continuing operations and by borrowings under the revolving credit facility or sales of interests in our accounts receivable under the trade receivables sales facility. We believe that these sources will be sufficient to fund these payments, which we expect to total approximately $32 million over the remainder of 2003.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility and for the discount on revolving sales of accounts receivable under our trade receivables sales facility. Our earnings and the fair value of our fixed-rate debt are subject to change as a result of movements in market interest rates. At June 30, 2003, we had $246.9 million of obligations which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at June 30, 2003, would result in an increase in annual interest expense of approximately $2.5 million, presuming that obligations subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on our outstanding obligations and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

CONTROLS AND PROCEDURES

        As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our CEO and CFO have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is party to certain legal proceedings as described in Note 8, "Contingencies" to its unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and hereby incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on May 29, 2003. The sole matter voted upon by the Company's stockholders at this meeting was the uncontested election of four directors for three-year terms expiring on the date of the annual meeting in 2006 or until their successors are duly elected and qualified. The votes received for each director were as follows:

	Votes For	Votes Withheld
C. David Brown II	228,060,388	18,715,170
Harris Diamond	228,061,948	18,713,610
Ted H. McCourtney	228,062,371	18,713,187
C.A. Lance Piccolo	228,054,202	18,721,356

        The terms of the following directors continued after the annual meeting: Edwin M. Banks; Colleen Conway-Welch, Ph.D.; Roger L. Headrick; Edwin M. Crawford; A.D. Frazier, Jr.; Kristen E. Gibney Williams; and Edward L. Hardin, Jr.

Item 5. Other Information

        SEC Comments.    In 2001, the Securities and Exchange Commission announced that it would review prior filings and issue comment letters to each of the Fortune 500 companies. Caremark Rx, Inc. received its comment letter, covering the 2001 Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q, in July 2002. The Company exchanged correspondence and conducted conference calls with the SEC concerning their comments through April 2003. The SEC's comments focused on the Company's providing expanded or supplemental disclosures, and the Company has provided many of these requested disclosures in its 2002 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, as applicable. These matters are subject to interpretation, and, to the Company's knowledge, the SEC has not concluded its reviews of the Company's filings.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit No.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	—	Section 1350 Certification of Chief Executive Officer
32.2	—	Section 1350 Certification of Chief Financial Officer
  (b)
  Report on Form 8-K. On April 29, 2003, the Company filed a Current Report on Form 8-K to furnish its press release disclosing material, non-public financial information concerning its quarterly fiscal period ended March 31, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREMARK RX, INC.
By:	/s/ HOWARD A. MCLURE Howard A. McLure Executive Vice President and Chief Financial Officer

Date: August 14, 2003

QuickLinks

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
CAREMARK RX, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q INDEX
CAREMARK RX, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE