Form 10-Q
period 2003-09-30
CAREMARK RX INC
filed 2003-11-13
CIK 1000736

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

As of October 31, 2003, the registrant had 266,146,843 shares (including 6,279,988 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

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

  •
  Risks relating to declining reimbursement levels for, or increases in the costs of, products dispensed;

  •
  Risks relating to exposure to liabilities in excess of our insurance;

  •
  Risks relating to compliance with, or changes in, government regulation, including pharmacy licensing requirements, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and healthcare reform legislation;

  •
  Risks relating to adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities;

  •
  Risks relating to adverse resolution of existing or future lawsuits;

  •
  Risks relating to successful integration of acquired businesses, including the proposed merger with AdvancePCS;

  •
  Risks relating to our liquidity and capital requirements; and

  •
  Risks relating to our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding our discontinued Physician Practice Management ("PPM") business.

        More detailed discussions of certain of these risk factors can be found in MD&A as well as in our 2002 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission ("SEC") on March 31, 2003, under the captions: "Business—Government Regulation," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Additionally, risks associated with our proposed merger with AdvancePCS are set forth under the caption "Risk Factors" in our Registration Statement on Form S-4, filed with the SEC on October 6, 2003.

i

CAREMARK RX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX

CAREMARK RX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$667,431	$306,804
Short-term investments	25,000	—
Accounts receivable, less allowance for doubtful accounts of $26,291 in 2003 and $23,239 in 2002	623,335	506,919
Inventories	151,348	200,412
Deferred tax asset, net	230,450	201,738
Prepaid expenses and other current assets	13,965	9,772

Total current assets	1,711,529	1,225,645
Property and equipment, net of accumulated depreciation of $152,163 in 2003 and $148,692 in 2002	144,129	139,002
Intangible assets, net of accumulated amortization of $18,027 in 2003 and $15,275 in 2002	59,350	61,604
Deferred tax asset, net	276,129	412,588
Other non-current assets	73,846	73,901

Total assets	$2,264,983	$1,912,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$331,519	$294,758
Claims and discounts payable	450,401	370,031
Other accrued expenses and liabilities	160,585	180,685
Income taxes payable	1,925	3,409
Current portion of long-term debt	2,500	2,500
Current liabilities of discontinued operations	—	25,622

Total current liabilities	946,930	877,005
Long-term debt, net of current portion	693,750	695,625
Other long-term liabilities	79,832	82,417

Total liabilities	1,720,512	1,655,047
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value per share; 400,000 shares authorized; issued—267,900 shares in 2003 and 263,005 shares in 2002	268	263
Additional paid-in capital	1,748,256	1,665,155
Treasury stock—1,855 shares in 2003 and 1,490 shares in 2002	(28,782)	(22,671)
Shares held in trust—6,299 in 2003 and 6,376 in 2002	(101,542)	(102,948)
Accumulated deficit	(1,063,694)	(1,272,071)
Accumulated other comprehensive loss	(10,035)	(10,035)

Total stockholders' equity	544,471	257,693

Total liabilities and stockholders' equity	$2,264,983	$1,912,740

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

CAREMARK RX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue	$2,256,781	$1,713,392	$6,624,616	$4,953,975
Operating expenses:
Cost of revenues*	2,058,894	1,564,214	6,069,994	4,543,125
Selling, general and administrative expenses	47,420	41,087	142,308	119,004
Depreciation and amortization	11,968	7,819	32,602	21,822
Interest expense, net	10,448	11,627	32,417	35,443

Income before provision for income taxes	128,051	88,645	347,295	234,581
Provision for income taxes	51,221	6,649	138,918	17,594

Net income	76,830	81,996	208,377	216,987
Preferred security dividends	—	3,304	—	9,913

Net income to common stockholders	$76,830	$78,692	$208,377	$207,074

Average number of common shares outstanding—basic	259,697	228,529	257,156	227,829

Average number of common shares outstanding—diluted	266,545	263,876	263,994	264,576

Net income per common share—basic	$0.30	$0.34	$0.81	$0.91

Net income per common share—diluted	$0.29	$0.31	$0.79	$0.82

*
Excludes depreciation expense, which is presented separately.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from continuing operations:
Net income	$208,377	$216,987
Adjustments to reconcile net income to net cash provided by continuing operations:
Deferred income taxes	127,618	—
Depreciation and amortization	32,602	21,822
Non-cash interest expense	2,705	2,498
Other non-cash expenses	688	724
Changes in operating assets and liabilities, net of effects of acquisitions and disposals of businesses	60,289	65,935

Net cash provided by continuing operations	432,279	307,966
Cash flows from investing activities:
Capital expenditures, net	(39,417)	(30,951)
Purchase of short-term investments	(25,000)	—
Acquisitions of businesses, net of cash acquired	(3,441)	(49,581)

Net cash used in investing activities	(67,858)	(80,532)
Cash flows from financing activities:
Net proceeds from exercise of stock options and retirement of warrant	63,953	17,155
Purchase of treasury stock	(6,111)	(9,239)
Net proceeds (repayments) under credit facility	(1,875)	625
Long-term debt issuance costs	(100)	(1,270)
Net repayments under trade receivables sales facility	—	(99,200)
Dividend payments on Convertible Preferred Securities	—	(10,500)

Net cash provided by (used in) financing activities	55,867	(102,429)
Cash used in discontinued operations	(59,661)	(34,128)

Net increase in cash and cash equivalents	360,627	90,877
Cash and cash equivalents—beginning of period	306,804	159,066

Cash and cash equivalents—end of period	$667,431	$249,943

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
As reported:
Net income to common stockholders	$76.8	$78.7	$208.4	$207.1

Stock-based employee compensation cost (1)	$0.1	$0.4	$0.3	$0.4

Net income per common share—basic	$0.30	$0.34	$0.81	$0.91

Net income per common share—diluted	$0.29	$0.31	$0.79	$0.82

Pro forma:
Net income to common stockholders	$75.6	$72.5	$203.2	$192.5

Stock-based employee compensation cost (2)	$1.4	$6.6	$5.5	$15.0

Net income per common share—basic	$0.29	$0.32	$0.79	$0.84

Net income per common share—diluted	$0.28	$0.29	$0.77	$0.77

Black-Scholes assumptions (3) (weighted average):
Risk-free interest rate	N/A	4.06%	2.01%	2.91%
Expected volatility	N/A	45%	45%	45%
Expected option lives (years)	N/A	9.5	3.1	6.4

(1)
Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) included in the determination of net income to common stockholders during the period. Amounts are related to one option grant for which the terms were modified in such a way as to create a new measurement date for accounting purposes.

(2)
Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income to common stockholders if the fair value method had been applied to all awards vesting during the period.

(3)
Represents Black-Scholes inputs used to value options granted during the period. No options were granted during the three months ended September 30, 2003.

Note 3. Income Taxes

       At December 31, 2002, the Company had a cumulative income tax net operating loss ("NOL") carryforward of approximately $1.75 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, including amounts of taxable income generated through September 30, 2003, these NOL carryforwards will expire on various dates through 2020, with over 90% of the total NOL carryforward amount expiring from 2018 to 2020. In addition to these NOL carryforwards, the Company had approximately $101 million of future additional income tax deductions related to its discontinued operations. The Company also had a federal alternative minimum tax credit carryforward of approximately $20 million, which may be used to offset its ordinary federal corporate income taxes in the future.

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

Note 4. Trade Receivables Sales Facility

        The Company has arranged to sell an undivided percentage ownership interest in certain of its accounts receivable pursuant to a revolving period trade receivables sales facility with General Electric Capital Corporation ("GECC"). GECC's $125 million commitment under this facility expires in January 2006. The Chase Manhattan Bank's $25 million commitment under this facility expired in February 2003. There were no amounts outstanding under this facility at September 30, 2003, and the Company retained full availability of the $125 million committed thereunder.

Note 5. Long-term Debt

        The Company's long-term debt at September 30, 2003, and December 31, 2002, consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Credit facility:
Term loan facility (3.38% at September 30, 2003)	$246,250	$248,125
Revolving facility	—	—

	246,250	248,125
7.375% senior notes due 2006	450,000	450,000

	696,250	698,125
Less: amounts due within one year	(2,500)	(2,500)

	$693,750	$695,625

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

        The credit facility consists of: (i) a $250 million term loan facility maturing on March 15, 2006, with scheduled quarterly principal payments of $625,000, and (ii) a $300 million revolving facility maturing on March 15, 2005. At September 30, 2003, the Company had approximately $288.8 million available for borrowing under the revolving facility, exclusive of approximately $11.2 million reserved under letters of credit.

        Borrowings under the credit facility currently bear interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins. At the Company's option, or upon certain defaults or other events, borrowings under the credit facility may instead bear interest based on the prime rate plus varying margins.

        The credit facility contains covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions or change the nature of its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions and defaults for any material judgment or change in control. The Company was in compliance with all debt covenants at September 30, 2003.

Note 6. Earnings Per Common Share

        The following tables reconcile net income (numerator) and shares (denominator) used in the Company's computations of net income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator
Net income	$76,830	$81,996	$208,377	$216,987
Less preferred security dividends	—	(3,304)	—	(9,913)

Basic numerator	76,830	78,692	208,377	207,074
Add preferred security dividends	—	3,304	—	9,913

Diluted numerator	$76,830	$81,996	$208,377	$216,987

Denominator
Average number of common shares outstanding (basic denominator)	259,697	228,529	257,156	227,829
Common stock equivalents:
Stock options	6,848	8,497	6,838	9,897
Convertible Preferred Securities	—	26,850	—	26,850

Average number of common shares outstanding (diluted denominator)	266,545	263,876	263,994	264,576

Net income per common share—basic	$0.30	$0.34	$0.81	$0.91

Net income per common share—diluted	$0.29	$0.31	$0.79	$0.82

        Options to purchase approximately 77,000 shares of the Company's common stock at $21.95 per share were outstanding during the nine months ended September 30, 2003, but were excluded from the Company's computation of average number of common shares outstanding—diluted because the options' exercise prices were greater than the average market price of the common shares underlying such options during the period. Approximately 66,000 of these options were outstanding at September 30, 2003.

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

        Remaining Obligations.    The Company has accrued $45.2 million of estimated remaining discontinued operations exit costs, which are included in "Other accrued expenses and liabilities" ($38.1 million) and "Other long-term liabilities" ($7.1 million) in the accompanying unaudited condensed consolidated balance sheet at September 30, 2003. These amounts are estimates, and actual amounts could differ from those recorded.

        The Company retained numerous operating leases, primarily for administrative and office space, related to its discontinued operations. As of September 30, 2003, the aggregate future gross rents related to such leases were approximately $29.9 million, with sublease arrangements of approximately $15.4 million in place. The Company has estimated the costs to terminate or sublease these facilities and has included the net amount in its accrual for remaining discontinued operations exit costs.

        Contingencies.    The Company and/or one or more of its subsidiaries, affiliates or former managed physician practices is a party to certain claims and proceedings related to its discontinued operations. The eventual outcome of these claims and proceedings could differ from the amounts accrued at September 30, 2003, and, if different, could result in the Company's recording additional losses on the disposal of its discontinued operations. Additionally, the Company has assigned to various parties approximately $83.9 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries or affiliates remain named as guarantor or obligor on these lease obligations, which expire on various dates through 2025, with the majority expiring prior to 2008.

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

        On October 31, 2003, Caremark Rx was served with a purported class action lawsuit filed by John Lauriello in the Circuit Court of Jefferson County, Alabama. The lawsuit was filed on behalf of a purported class of persons who were participants in a 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. Also named as defendants in the lawsuit are several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, prejudgment interest, costs and attorneys' fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the securities and derivative claims that were resolved by the 1999 settlement. Alternatively, the lawsuit seeks to reopen the judgment approving the 1999 settlement. On December 17, 1998 Caremark Rx disclosed in a press release that it had acquired excess insurance coverage whereby a third party assumed financial responsibility for the defense and ultimate resolution of the applicable shareholder litigation. This disclosure was also made in Caremark Rx's Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999. Caremark Rx believes the claims are without merit and intends to defend itself vigorously.

        On October 7, 2003, Caremark Rx and Caremark were served with a purported class action complaint filed in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The complaint alleges purported violations of Section 1 of the Sherman Act in three counts. Count I claims that PBMs, including Caremark Rx and Caremark, have entered into "vertical" maximum price fixing agreements with member pharmacies leading to lower prescription service reimbursement rates for independent pharmacies. Count II claims that PBMs, including Caremark Rx and Caremark, have entered into a "horizontal" price-fixing agreement also leading to lower prescription service reimbursement rates for independent pharmacies. Both alleged agreements purportedly fix and stabilize the reimbursement fees that independent pharmacies may receive for dispensing prescription drugs, as well as the amounts which they may charge for the pharmaceuticals they dispense. Count III claims that PBMs, including Caremark Rx and Caremark, have entered into tying arrangements by reason of their encouragement to pharmacies to have physicians prescribe formulary, as opposed to non-formulary, pharmaceuticals. Caremark Rx and Caremark believe the claims are without merit and intend to defend themselves vigorously.

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

        On April 2, 2002, Caremark Rx was served with a purported private class action lawsuit which was filed in the United States District Court, Central District of California. On August 29, 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx was subsequently served on May 29, 2002 with a virtually identical lawsuit, containing the same types of allegations, which was also filed in the United States District Court, Central District of California. On December 12, 2002, this case was also ordered transferred to the United States District Court, Northern District of Alabama. Both of these lawsuits have been amended to name Caremark as a defendant, and Caremark Rx has been dismissed from the second case filed. These lawsuits, which are similar to pending litigation filed against other PBM companies, allege that Caremark Rx and Caremark each act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. The lawsuits seek unspecified monetary damages and injunctive relief. Management believes that Caremark Rx and Caremark have meritorious defenses to these lawsuits and will continue to vigorously defend these claims. Caremark Rx and Caremark, as applicable, have filed motions seeking the consolidation and complete dismissal of both of these actions on various grounds. The motions are currently pending before the court.

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

Note 9. Proposed Merger with AdvancePCS

        On September 2, 2003, the Company announced that it had entered into an agreement whereby it would purchase 100 percent of the capital stock of AdvancePCS. This proposed merger is currently pending regulatory and stockholder approvals. For further information concerning this proposed merger, see Part II—Item 5—Other Information—Proposed Merger with AdvancePCS.

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

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

        On September 2, 2003, we announced that we had entered into an agreement whereby we would purchase 100 percent of the capital stock of AdvancePCS (NASDAQ:ADVP) (the "AdvancePCS Merger"). The AdvancePCS Merger is currently pending regulatory and stockholder approvals. For further information concerning the AdvancePCS Merger, see Part II—Item 5—Other Information—Proposed Merger with AdvancePCS. We anticipate that we will incur approximately $4 million of expenses in the fourth quarter of 2003 for pre-close integration activities related to the AdvancePCS Merger.

Factors That May Affect Future Results

        Our future operating results and financial condition are dependent on our ability to market our services profitably, which is, in turn, heavily dependent on our ability to successfully negotiate discounts for pharmaceutical purchases at various points in our supply chain, and to successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including: (i) identification of, and competition for, growth and expansion opportunities; (ii) declining reimbursement levels for, or increases in the costs of, products dispensed; (iii) exposure to liabilities in excess of our insurance; (iv) compliance with, or changes in, government regulation, including pharmacy licensing requirements, HIPAA and healthcare reform legislation; (v) adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; (vi) adverse resolution of existing or future lawsuits; (vii) our ability to successfully integrate acquired businesses, including the proposed merger with AdvancePCS; (viii) liquidity and capital requirements and (ix) our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding our discontinued PPM business. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition. Additionally, risks associated with the AdvancePCS Merger are set forth under the caption "Risk Factors" in our Registration Statement on Form S-4, filed with the SEC on October 6, 2003.

        There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Note 8, "Contingencies" to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

        The following table sets forth selected information about our results of continuing operations for the three-month and the nine-month periods ended September 30, 2003 and 2002.

					Percentage Increase/(Decrease) 2003 over 2002
	Three Months Ended September 30,		Nine Months Ended September 30,
					Three Months Ended September 30	Nine Months Ended September 30
	2003	2002	2003	2002
	(In millions, except per share amounts)
Net revenue	$2,256.8	$1,713.4	$6,624.6	$4,954.0	31.7%	33.7%
Operating expenses:
Cost of revenues (excluding depreciation)(1)	2,058.9	1,564.2	6,070.0	4,543.1	31.6%	33.6%
Selling, general and administrative expenses	47.4	41.2	142.3	119.1	15.0%	19.5%
Depreciation and amortization	12.0	7.8	32.6	21.8	53.8%	49.5%
Interest expense, net	10.4	11.6	32.4	35.4	-10.3%	-8.5%

	2,128.7	1,624.8	6,277.3	4,719.4	31.0%	33.0%

Income from continuing operations before provision for income taxes	128.1	88.6	347.3	234.6	44.6%	48.0%
Provision for income taxes	51.3	6.6	138.9	17.6	675.8%	689.2%

Net income	$76.8	$82.0	$208.4	$217.0	-6.2%	-4.0%

Net income per common share—diluted	$0.29	$0.31	$0.79	$0.82	-6.5%	-3.7%

Operating Income (2)	$138.5	$100.2	$379.7	$270.0	38.2%	40.6%

Operating Margin	6.1%	5.9%	5.7%	5.5%

EBITDA (3)	$150.5	$108.0	$412.3	$291.8	39.4%	41.3%

EBITDA Margin	6.7%	6.3%	6.2%	5.9%

Net cash provided by (used in):
Continuing operations	$164.9	$121.0	$432.3	$308.0	36.3%	40.4%

Investing activities	$(41.0)	$(17.6)	$(67.9)	$(80.5)	133.0%	-15.7%

Financing activities	$24.1	$(10.9)	$55.9	$(102.4)	N/C	N/C

Discontinued operations	$(6.4)	$(13.1)	$(59.7)	$(34.1)	-51.1%	75.1%

Revenues:
Mail Service	$1,115.7	$855.4	$3,269.1	$2,473.2	30.4%	32.2%
Retail (4)	1,126.4	843.7	3,314.7	2,439.9	33.5%	35.9%
Other	14.7	14.3	40.8	40.9	2.8%	-0.2%

	$2,256.8	$1,713.4	$6,624.6	$4,954.0	31.7%	33.7%

Cost of revenues:
Drug ingredient cost (4)	$1,975.2	$1,495.4	$5,819.5	$4,340.7	32.1%	34.1%
Pharmacy operating costs and other costs of revenues (1)	83.7	68.8	250.5	202.4	21.7%	23.8%

	$2,058.9	$1,564.2	$6,070.0	$4,543.1	31.6%	33.6%

Pharmacy claims processed:
Mail	6.3	5.1	18.3	14.8	23.5%	23.6%
Retail	21.9	17.6	66.3	52.6	24.4%	26.0%

	28.2	22.7	84.6	67.4	24.2%	25.5%

(1)
Cost of revenues excludes depreciation of approximately $10.1 million and $6.5 million for the three months ended September 30, 2003 and 2002 and $28.0 million and $17.9 million for the nine months ended

  September 30, 2003 and 2002, respectively. These amounts are included in total depreciation and amortization for each period.

(2)
Operating Income equals net revenue less cost of revenue; selling, general and administrative expenses and depreciation and amortization. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (3) below.

(3)
We believe that EBITDA, which is a non-GAAP financial measure, is a supplemental measurement tool used by analysts and investors to help evaluate a company's overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$76,830	$81,996	$208,377	$216,987
Depreciation and amortization	11,968	7,819	32,602	21,822
Interest expense, net	10,448	11,627	32,417	35,443
Provision for income taxes	51,221	6,649	138,918	17,594

EBITDA	150,467	108,091	412,314	291,846
Cash interest payments, net of interest income	(1,282)	(2,636)	(21,074)	(24,785)
Cash tax payments, net of refunds	(3,411)	(2,198)	(12,779)	(5,840)
Other non-cash expenses	147	724	688	724
Other changes in operating assets and liabilities, net of acquisitions and disposals of businesses	18,967	17,050	53,130	46,021

Net cash provided by continuing operations	$164,888	$121,031	$432,279	$307,966

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

(4)
Includes $304.2 million and $225.3 million for the three months ended September 30, 2003 and 2002 and $919.4 million and $665.5 million for the nine months ended September 30, 2003 and 2002, respectively, of amounts paid by individual participants in our customers' benefit plans directly to the third-party pharmacies in our retail networks (i.e., retail copayments).

Results of operations for the three months ended September 30, 2003 compared to the same period in 2002

        Net Revenue.    Net revenue increased by approximately $543 million to approximately $2.3 billion in 2003 from approximately $1.7 billion in 2002. Increases in sales volumes, resulting primarily from net new customer additions and increases in the utilization of products, accounted for approximately $438 million, or 81%, of the total increase in net revenue from product sales. Net revenue per prescription increases, primarily from drug cost inflation and product mix changes, accounted for an additional amount of approximately $105 million, or 19% of the increase in net revenue from product sales. We estimate that increases in generic dispensing rates, a component of product mix changes, lowered the amount of drug cost inflation referred to above by approximately $31.5 million during 2003.

        Our other revenues presented in the preceding table are composed primarily of amounts billed for disease management services and amounts billed for sales of de-identified pharmaceutical data. We recorded approximately $1.2 million of data sales revenue in 2003, compared to approximately $5.0 million in 2002. The total amount of other revenues remained relatively constant between the two periods due to increases in disease management being offset by decreases in data sales.

        Cost of revenues.    Drug ingredient costs increased by approximately $480 million, or 32%, to approximately $2.0 billion in 2003 from approximately $1.5 billion in 2002. Volume increases, resulting primarily from net new customer additions and increases in the utilization of products, represented approximately $387 million, or 81%, of this increase. Increases in drug ingredient costs per prescription, primarily from drug cost inflation and product mix changes, resulted in approximately $92 million, or 19% of the increase. The rate of increase in drug ingredient costs per prescription (6.2%) was slightly higher than the rate of increase in net product sales revenue per prescription (6.1%) due to fluctuations in the mix of mail and retail dispensing as well as in the underlying pricing of products distributed.

        Pharmacy operating costs and other costs of revenues increased 21.7% in the 2003 period from the amounts incurred in 2002. This increase corresponds primarily to increases in pharmacy operating costs necessary to service the 23.0% increase in the volume of mail service pharmacy claims. Although these expenses increased on an absolute basis, they decreased as a percent of net revenue, from 4.0% in 2002 to 3.7% in 2003, due to our continued focus on gaining efficiencies through economies of scale and productivity improvements.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased on an absolute basis in 2003 to support the overall growth in our business; however, selling, general and administrative expenses decreased as a percentage of net revenue reflecting our continued focus on leveraging our existing infrastructure to grow our business.

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

        Interest Expense, Net.    The decrease in net interest expense in the 2003 period resulted primarily from reductions in interest rates applicable to our credit facility, which is subject to variable interest rates, coupled with increased interest income generated by higher average amounts of cash, cash equivalents and short-term investments.

        Provision for Income Taxes.    Our provision for income taxes for the 2003 period increased by approximately $44.6 million from the $6.6 million recorded in the same period in 2002. Pre-tax income for the 2003 period increased by approximately $39.4 million, or 44.5%, over amounts recorded in the same period in 2002 with a corresponding impact on our provision for income taxes; however, the majority of the increase in our provision for income taxes was related to the fact that we eliminated the valuation allowance previously placed on our net deferred tax asset in the fourth quarter of 2002. In 2003, we recorded our provision for income taxes at a 40% effective rate, consisting of a provision for both current and deferred income taxes, while the 2002 provision for income taxes was recorded at 7.5% and represents only the current tax provision.

Results of operations for the nine months ended September 30, 2003 compared to the same period in 2002

        Net Revenue.    Net revenue increased by approximately $1.7 billion to approximately $6.6 billion in 2003 from approximately $5.0 billion in 2002. Increases in sales volumes, resulting primarily from net new customer additions and increases in the utilization of products, accounted for approximately $1.3 billion, or 81%, of the total increase in net revenue from product sales. Net revenue per prescription increases, primarily from drug cost inflation and product mix changes, accounted for an additional amount of approximately $324 million, or 19% of the increase in net revenue from product sales. We estimate that increases in generic dispensing rates, a component of product mix changes, lowered the amount of drug cost inflation referred to above by approximately $137.7 million during 2003. Choice Source, which was acquired on April 30, 2002, accounted for approximately $12.3 million of the increase in net revenue, and this amount is included in the volume totals above.

        We anticipate that our revenue growth for the full year of 2003 will be approximately 30% over 2002 amounts, a rate consistent with that experienced in the nine months ended September 30, 2003. A significant portion of this increase is comprised of net new customer additions which are reflected in the 2003 amounts above.

        Our other revenues presented in the preceding table are composed primarily of amounts billed for disease management services and amounts billed for sales of de-identified pharmaceutical data. We recorded approximately $5.3 million of data sales revenue in 2003, compared to approximately $14.8 million in 2002. The total amount of other revenues remained relatively constant between the two periods due to increases in disease management being offset by decreases in data sales.

        Cost of revenues.    Drug ingredient costs increased by approximately $1.5 billion, or 34%, to approximately $5.8 billion in 2003 from approximately $4.3 billion in 2002. Volume increases, resulting primarily from net new customer additions and increases in the utilization of products, represented approximately $1.2 billion, or 81%, of this increase. Increases in drug ingredient costs per prescription, primarily from drug cost inflation and product mix changes, resulted in approximately $288 million, or 19% of the increase. The rate of increase in drug ingredient costs per prescription (6.8%) was approximately equal to the rate of increase in net product sales revenue per prescription (6.8%).

        We anticipate volume increases of approximately 20% to 25% for 2003 and anticipate drug cost inflation for the full year to be comparable to the levels of the nine months ended September 30, 2003. Our ability to maintain a lower rate of inflation in drug ingredient costs than the inflation rate of revenue per prescription will be dependent on our ability to successfully negotiate discounts from pharmaceutical manufacturers, wholesalers and retail pharmacies.

        Pharmacy operating costs and other costs of revenues increased 23.8% in the 2003 period from amounts incurred in 2002. This increase corresponds primarily to increases in pharmacy operating costs necessary to service the 23.3% increase in the volume of mail service pharmacy claims. Although these expenses increased on an absolute basis, they decreased as a percent of net revenue, from 4.1% in 2002 to 3.8% in 2003, due to our continued focus on gaining efficiencies through economies of scale and productivity improvements.

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

        Depreciation and Amortization.    Depreciation and amortization increased in 2003 due primarily to the timing of capital expenditures being placed in service. In 2002, we implemented the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets concerning discontinuance of amortization of previously acquired goodwill; however, the implementation of this standard had no material impact on our amortization expense. We expect that depreciation and amortization will increase by approximately 50% in 2003 and will total approximately $45 million for the full year as a result of the capital expenditures made in 2002 and the projected implementation dates of expenditures planned for 2003.

        Interest Expense, Net.    The decrease in net interest expense in the 2003 period resulted primarily from reductions in both amounts due under our trade receivables sales facility and interest rates applicable to our credit facility and our trade receivables sales facility, both of which are subject to variable interest rates, coupled with increased interest income generated by higher average amounts of cash, cash equivalents and short-term investments.

        Provision for Income Taxes.    Our provision for income taxes for the 2003 period increased by approximately $121.3 million from the $17.6 million recorded in the same period in 2002. Pre-tax income for the 2003 period increased by approximately $112.7 million, or 48.0%, over amounts recorded in the same period in 2002 with a corresponding impact on our provision for income taxes; however, the majority of the increase in our provision for income taxes was related to the fact that we eliminated the valuation allowance previously placed on our net deferred tax asset in the fourth quarter of 2002. In 2003, we recorded our provision for income taxes at a 40% effective rate, consisting of a provision for both current and deferred income taxes, while the 2002 provision for income taxes was recorded at 7.5% and represents only the current tax provision.

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

        The following tables set forth selected information concerning our liquidity and capital resources and changes therein at and for the nine months ended September 30, 2003 (dollars in millions):

        Summarized cash flows:

Nine Months Ended September 30, 2003
Net cash provided by (used in):
Continuing operations	$432.3
Investing activities	(67.9)
Financing activities	55.9
Discontinued operations	(59.7)

Net increase in cash and cash equivalents for the nine months ended September 30, 2003	360.6
Cash and cash equivalents—December 31, 2002	306.8

Cash and cash equivalents—September 30, 2003	$667.4

        Balance Sheet metrics:

	September 30, 2003	December 31, 2002
Net working capital (1)	$764.6	$348.6
Days' sales outstanding in accounts receivable	25.4	25.2
Days' inventory on-hand	6.8	10.9
Days' expenses in payables (2)	34.2	35.3
Long-term debt:
Fixed-rate debt	$450.0	$450.0

Variable-rate debt	$246.3	$248.1

Availability under revolving credit facility	$288.8	$280.3

(1)
Working capital equals total current assets minus total current liabilities

(2)
Includes both accounts payable and claims and discounts payable

        Cash Flows from Continuing Operations.    Our performance relative to net cash provided by continuing operations for the nine months ended September 30, 2003, resulted from factors discussed above related to income from continuing operations coupled with focused management of working capital.

        Cash Flows from Investing Activities.    Cash flows from investing activities for the nine months ended September 30, 2003, consist of: (i) $39.4 million of capital expenditures, of which approximately $6.5 million related to our purchase of the real property associated with our mail service pharmacy located in San Antonio, Texas; (ii) short-term investments of $25 million and (iii) approximately $3.4 million of acquisition-related expenditures, primarily for the AdvancePCS Merger.

        Cash Flows from Financing Activities.    During the nine months ended September 30, 2003, we received net proceeds of approximately $66.7 million from issuance of our common stock under employee benefit plans, including exercises of non-qualified stock options. This amount was significantly impacted by several of our former executives' exercising options to purchase approximately 3.5 million shares of our common stock for aggregate consideration of approximately $52.4 million. These former executives retained options to purchase approximately 2.1 million additional shares of our common stock at September 30, 2003, at a weighted average price of approximately $17.56 per share.

        These proceeds were offset by our purchases of 365,000 shares of our common stock on the open market for aggregate consideration of approximately $6.1 million, the use of approximately $2.7 million to repurchase a warrant which granted the holder the right to purchase 200,000 shares of our common stock and debt-related payments of approximately $2.0 million.

        Cash Flows from Discontinued Operations.    In addition to the amounts paid through September 30, 2003, to service liabilities which arose from our discontinued PPM operations, we have accrued approximately $45.2 million of remaining net liabilities related to our discontinued operations. We expect to pay approximately $10 million to $20 million of this accrued amount during the remainder of 2003. These amounts are estimates, and actual amounts could differ from those recorded.

        Working Capital.    The increase in working capital from December 31, 2002, to September 30, 2003, is due primarily to our operating cash flow performance during the period coupled with the stock option proceeds referenced above, offset by amounts paid for capital expenditures.

        Credit Facility.    We have a $550 million credit facility with Bank of America, N.A. as administrative agent which consists of a $300 million revolving credit facility maturing in March 2005 and a $250 million term loan facility maturing in March 2006.

        At September 30, 2003, borrowings under the credit facility bore interest at variable rates based on the London Inter-bank Offered Rate ("LIBOR"), plus varying margins and consisted of outstanding term loans of $246.3 million. At September 30, 2003, we had approximately $288.8 million available for borrowing under the revolving credit facility, exclusive of approximately $11.2 million reserved under letters of credit.

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

        Trade Receivables Sales Facility.    We have arranged to sell an undivided percentage ownership interest in certain of our accounts receivable pursuant to a revolving period trade receivables sales facility which is described in further detail in Note 4, "Trade Receivable Sales Facility" to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. At September 30, 2003, we had sold no interests in our accounts receivable into this facility and retained full availability of the $125 million committed thereunder.

Outlook

        Liquidity and Capital Resources Overview.    Currently, our liquidity needs arise primarily from: (i) funding discontinued operations (including the funding of any retained liabilities); (ii) commitments related to financing obtained through the issuance of long-term debt; (iii) working capital requirements; (iv) capital expenditures and (v) the periodic repurchase of our common stock pursuant to our stock repurchase program discussed further below. Additionally, subject to certain restrictions in our credit facility, we have acquired businesses, and may continue to acquire additional businesses in the future, and could fund any such acquisition using cash on hand, availability under our trade receivables sales facility or our revolving credit facility, or a combination thereof. We believe that our cash flows from operations and amounts available under our trade receivables sales facility and our revolving credit facility are sufficient to meet our liquidity needs prior to the AdvancePCS Merger. We anticipate that we will restructure our funding sources in conjunction with the closing of the AdvancePCS Merger. Management is currently evaluating specific components of this restructuring.

        Stock Repurchase Program.    On July 1, 2002, we announced that we had adopted a plan to repurchase up to $150 million of our common stock on the open market. These repurchases will occur at times and in amounts permitted under our credit facility. We repurchased 365,000 shares for approximately $6.1 million under this plan during the nine months ended September 30, 2003 and approximately 1.9 million shares for an aggregate amount of approximately $28.8 million under this plan to date.

        Planned Capital Expenditures.    We expect total capital expenditures for 2003 to be approximately $60 million to $65 million, including the approximately $6.5 million we spent in January 2003 to purchase the real property associated with our San Antonio, Texas pharmacy and amounts we expect to spend in completing our Phoenix, Arizona mail service pharmacy and in expanding our Ft. Lauderdale, Florida mail service pharmacy.

        Discontinued Operations.    Future cash needed to fund the remaining net liabilities of discontinued operations and estimated exit costs, which were estimated to be approximately $45 million, in aggregate, at September 30, 2003, will be funded by cash flows from continuing operations and by borrowings under the revolving credit facility or sales of interests in our accounts receivable under the trade receivables sales facility. We believe that these sources will be sufficient to fund these payments, which we expect to total approximately $10 million to $20 million over the remainder of 2003.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility and for the discount on revolving sales of accounts receivable under our trade receivables sales facility. Our earnings and the fair value of our fixed-rate debt are subject to change as a result of movements in market interest rates. At September 30, 2003, we had $246.3 million of obligations which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at September 30, 2003, would result in an increase in annual interest expense of approximately $2.5 million, presuming that obligations subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant.

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

        On October 31, 2003, Caremark Rx was served with a purported class action lawsuit filed by John Lauriello in the Circuit Court of Jefferson County, Alabama. The lawsuit was filed on behalf of a purported class of persons who were participants in a 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. Also named as defendants in the lawsuit are several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, prejudgment interest, costs and attorneys' fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the securities and derivative claims that were resolved by the 1999 settlement. Alternatively, the lawsuit seeks to reopen the judgment approving the 1999 settlement. On December 17, 1998 Caremark Rx disclosed in a press release that it had acquired excess insurance coverage whereby a third party assumed financial responsibility for the defense and ultimate resolution of the applicable shareholder litigation. This disclosure was also made in Caremark Rx's Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999. Caremark Rx believes the claims are without merit and intends to defend itself vigorously.

        On October 7, 2003, Caremark Rx and Caremark were served with a purported class action complaint filed in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The complaint alleges purported violations of Section 1 of the Sherman Act in three counts. Count I claims that PBMs, including Caremark Rx and Caremark, have entered into "vertical" maximum price fixing agreements with member pharmacies leading to lower prescription service reimbursement rates for independent pharmacies. Count II claims that PBMs, including Caremark Rx and Caremark, have entered into a "horizontal" price-fixing agreement also leading to lower prescription service reimbursement rates for independent pharmacies. Both alleged agreements purportedly fix and stabilize the reimbursement fees that independent pharmacies may receive for dispensing prescription drugs, as well as the amounts which they may charge for the pharmaceuticals they dispense. Count III claims that PBMs, including Caremark Rx and Caremark, have entered into tying arrangements by reason of their encouragement to pharmacies to have physicians prescribe formulary, as opposed to non-formulary, pharmaceuticals. Caremark Rx and Caremark intend to vigorously defend this lawsuit on the basis that it fails to state a claim on which relief can be granted and alleges an injury that is not a competitive injury under the antitrust laws.

Item 5. Other Information

        SEC Comments.    In 2001, the Securities and Exchange Commission announced that it would review prior filings and issue comment letters to each of the Fortune 500 companies. Caremark Rx, Inc. received its comment letter, covering the 2001 Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q, in July 2002. We anticipate that the remaining open comments will be addressed concurrently with the SEC's review of our Registration Statement on Form S-4 as described at "Proposed Merger with AdvancePCS" below.

        Proposed Merger with AdvancePCS.    On September 2, 2003, Caremark Rx and AdvancePCS issued a joint press release announcing that they had entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Caremark Rx will acquire 100 percent of AdvancePCS.

        Under the terms of the Merger Agreement, AdvancePCS's stockholders will receive value equivalent to 2.15 shares of Caremark Rx common stock for each AdvancePCS share outstanding, to be paid in Caremark Rx common stock (90%) and cash (10%). Additionally, holders of AdvancePCS stock options and warrants will receive stock options or warrants to purchase an equivalent amount of Caremark Rx common stock after application of the 2.15:1 exchange ratio. Following the AdvancePCS Merger, Caremark Rx's existing stockholders will retain approximately 58% of the combined company, and AdvancePCS's stockholders will receive Caremark Rx common stock representing an ownership interest equivalent to approximately 42% of the combined company on a fully diluted basis.

        Completion of the AdvancePCS Merger is subject to certain conditions which include, but are not limited to, the following:

  •
  Stockholder approvals. Various stockholder approvals must be received from the stockholders of both companies. As of November 12, 2003, the dates of the respective stockholders' meetings had not been set;

  •
  Stock registration. On October 6, 2003, the Company filed with the SEC a Registration Statement on Form S-4 to register the shares of its common stock to be issued to AdvancePCS stockholders to effect the merger; and

  •
  Governmental approvals. Both the Company and AdvancePCS filed pre-merger notification and report forms with the U.S. Federal Trade Commission ("FTC") and the U.S. Department of Justice ("DOJ") on September 10, 2003. On October 10, 2003, the FTC issued to both the Company and AdvancePCS requests for additional documents and information which extended the applicable waiting period until 30 days after both the Company and AdvancePCS have substantially complied with these requests. In addition, the attorneys general of a number of states have sought information from the Company and AdvancePCS about the AdvancePCS Merger. The states have informed the Company and AdvancePCS that they plan to coordinate their review of the AdvancePCS Merger with the FTC.

        The Company cannot guarantee that the AdvancePCS Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement. For additional information concerning the AdvancePCS Merger, see the company's Registration Statement on Form S-4 initially filed with the SEC on October 6, 2003.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit No.
2.1	—	Agreement and Plan of Merger, dated as of September 2, 2003, by and among Caremark Rx, Inc., Cougar Merger Corporation and AdvancePCS, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on September 4, 2003 and hereby incorporated by reference herein.
4.1	—	Agreement Regarding Registration Rights between Caremark Rx, Inc., Joseph Littlejohn & Levy Fund III, L.P., and the other persons named on the signature pages thereof, dated as of September 2, 2003, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on September 4, 2003 and hereby incorporated by reference herein.
10.1	—	Voting Agreement, dated as of September 2, 2003, among Caremark Rx, Inc. and Joseph Littlejohn & Levy Fund III, L.P., in its capacity as a stockholder of AdvancePCS, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 4, 2003 and hereby incorporated by reference herein.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	—	Section 1350 Certification of Chief Executive Officer
32.2	—	Section 1350 Certification of Chief Financial Officer
  (b)
  Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K during the three months ended September 30, 2003:

Date	Event Reported
July 30, 2003	Item 12. Earnings release for the quarterly period ended June 30, 2003.
September 4, 2003	Items 5 & 7. Press release concerning the AdvancePCS Merger and related exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caremark Rx, Inc.
By:	/s/ HOWARD A. MCLURE Howard A. McLure Executive Vice President and Chief Financial Officer

Date: November 12, 2003

QuickLinks

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
INDEX
CAREMARK RX, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2003 (Unaudited)
CAREMARK RX, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS September 30, 2003
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE