Form 10-K
period 2003-12-31
CAREMARK RX INC
filed 2004-03-09
CIK 1000736

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-14200

Caremark Rx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-1151076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Commerce Street Suite 800 Nashville, Tennessee	37201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 743-6600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.001	The New York Stock Exchange
Preference Share Purchase Rights	The New York Stock Exchange

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

The aggregate market value of the voting stock (common stock, par value $.001) held by non-affiliates of the registrant as of June 30, 2003, was $6,645,947,865, based on the closing price of the registrant’s common stock on such date.

As of February 5, 2004, the registrant had 266,870,522 shares (including 6,253,744 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under Part III (Items 10 through 14) of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders that will be filed no later than April 29, 2004.

FORWARD-LOOKING STATEMENTS

In passing the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make “forward looking statements” by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Caremark Rx, Inc. (“Caremark Rx”) intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions. Unless the context indicates otherwise, the words “Company,” “we,” “our,” and “us,” whenever used in this Annual Report on Form 10-K, refer collectively to Caremark Rx and its wholly-owned subsidiaries.

“Forward-looking statements” are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which these expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to such risks and uncertainties, the investment community is urged not to place undue reliance on our written or oral forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Forward-looking statements are contained in this document, primarily under the captions: “Business,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” referred to as MD&A, and in the “Notes to Consolidated Financial Statements” appearing under Items 8 and 15(a)(1). Moreover, through our senior management, we may from time to time make forward-looking statements about matters described herein or about other matters concerning us.

There are several factors which could adversely affect our operations and financial results, including, but not limited to, the following:

•	Risks relating to identification of, and competition for, growth and expansion opportunities;

•	Risks relating to declining reimbursement levels for, or increases in the costs of, products dispensed;

•	Risks relating to exposure to liabilities in excess of our insurance;

•	Risks relating to compliance with, or changes in, government regulation and legislation, including, but not limited to, pharmacy licensing requirements, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and healthcare reform legislation;

•	Risks relating to adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities;

•	Risks relating to adverse resolution of existing or future lawsuits;

•	Risks relating to successful integration of acquired businesses, including our proposed merger with AdvancePCS;

•	Risks relating to our liquidity and capital requirements; and

•	Risks relating to our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding the closure or sale of our Physician Practice Management (“PPM”) business.

More detailed discussions of certain of these risk factors can be found herein under the captions: “Business—Government Regulation” and “Legal Proceedings” and also in MD&A. Additionally, risks associated with our proposed merger with AdvancePCS, which is further described at “Business—Proposed Merger with AdvancePCS,” are set forth under the caption “Risk Factors” in Amendment No. 4 to our Registration Statement on Form S-4 (Registration No. 333-109519), which was declared effective by the SEC on February 13, 2004.

i

PART I

Item 1. Business.

Overview. We are one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $9.1 billion, including approximately $1.2 billion of retail copayments, in 2003. Our operations are conducted primarily through our wholly-owned, indirect subsidiary, Caremark Inc. (“Caremark”). Our customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups and managed care organizations) and individuals located throughout the United States.

We dispense pharmaceuticals to eligible participants in benefit plans maintained by our customers and utilize our information systems to perform safety checks, drug interaction screening and generic substitution. During the year ended December 31, 2003, we managed over 114 million prescriptions for individuals from over 1,200 organizations.

Our pharmaceutical services are generally referred to as pharmacy benefit management (“PBM”) services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. We generate substantially all of our net revenue from dispensing prescription drugs to individuals who participate in benefit plans maintained by our customers. Our PBM customers generally enter into integrated pharmacy benefit management contracts with us. These integrated contracts require us to provide plan participants the option of having their prescriptions filled at either retail or mail service pharmacies.

We generally do not operate our own retail pharmacies but have instead contracted with retail pharmacy chains and independent retail pharmacies to form a network comprised of more than 55,000 retail pharmacies at which our customers’ plan participants may have their prescriptions filled. We operate our own mail service pharmacies and have one of the leading mail service pharmacy businesses among independent pharmacy services companies in terms of prescriptions filled in 2003. During 2003, we processed approximately 24.9 million prescriptions through our mail service pharmacies and processed approximately 89.9 million retail pharmacy claims.

Address and Availability of Information. Our executive offices are located at 211 Commerce Street, Suite 800, Nashville, Tennessee 37201. Our telephone number is (615) 743-6600, and our website address is http://www.caremarkrx.com. We electronically file our annual reports on Form 10-K, our quarterly reports on Form 10-Q and any current reports on Form 8-K with the Securities and Exchange Commission. These filings and any amendments thereto are available, free of charge, through our website as soon as reasonably practicable after they are electronically filed with the Commission.

We have adopted a code of business conduct and ethics for directors, officers (including our Senior Executive and Financial Officers (our principal executive officer, principal financial officer and controller)) and employees, known as the Caremark Code of Conduct. The Caremark Code of Conduct, our corporate governance guidelines and the charters of the audit, compensation, nominating and corporate governance committees of our board of directors will be available on our website at http://www.caremarkrx.com prior to the date of our 2004 annual meeting of stockholders. We will post any amendments to, or waivers from, a provision of the Caremark Code of Conduct that applies to the principal executive officer, principal financial officer or controller on such website as soon as practicable after adoption or approval. We will mail a free copy of any or all of these items, when they become available, to stockholders who request them by contacting our investor relations department at the address/telephone number above.

Strategy. Our business strategy centers on providing innovative pharmaceutical solutions and quality customer service in order to enhance clinical outcomes for the participants in our customers’ health benefit plans while assisting our customers in better managing their overall healthcare costs. We intend to increase our market share and extend our leadership in the pharmaceutical services industry through a combination of organic growth and strategic acquisitions of businesses, including the proposed merger with AdvancePCS described further below. We believe that our focus on management of our customers’ overall healthcare costs, our mail service expertise and the breadth and quality of our product and service offerings distinguish us from many of our competitors.

Chronological Development of Business. We were formerly known as MedPartners, Inc., and were organized in 1993 with the goal of improving the nation’s healthcare system by building an integrated delivery system. We grew quickly in pursuit of this goal, primarily through acquisitions. We were incorporated under the laws of Delaware in August 1995 as “MedPartners/Mullikin, Inc.,” the surviving corporation in the November 1995 combination of the businesses of the original MedPartners, Inc. and Mullikin Medical Enterprises, L.P., a privately-held physician practice management entity based in Long Beach, California. In September 1996, we changed our name to “MedPartners, Inc.” and completed the acquisition of Caremark International Inc. (“CII”), a publicly-traded PPM and pharmaceutical services company based in Northbrook, Illinois.

On November 11, 1998, we announced that Caremark would become our core operating unit and that we intended to dispose of our PPM and contract services operations. As of December 31, 2003, all of the businesses comprising these operations had been closed or sold. We have classified these businesses as discontinued operations. See “—Discontinued Operations.”

Subsequent to Caremark’s becoming our core operating unit, we changed our name to Caremark Rx, Inc. and grew our business primarily through the organic growth provided by our sales force. We have not engaged in significant acquisitions of businesses subsequent to the discontinuance of the PPM business; however, in April 2002, we acquired all of the outstanding capital stock of seven corporations under common control and collectively doing business as Choice Source Therapeutics, a company which distributes pharmaceutical products, primarily those used for the treatment of hemophilia, to customers located in the U.S.

Proposed Merger with AdvancePCS. On September 2, 2003, Caremark Rx and AdvancePCS announced that they had entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Caremark Rx will acquire 100 percent of AdvancePCS (the “AdvancePCS Merger”).

Under the terms of the Merger Agreement, AdvancePCS’s stockholders will receive value equivalent to 2.15 shares of Caremark Rx common stock for each share of AdvancePCS common stock outstanding, to be paid in Caremark Rx common stock (90%) and cash (10%). Additionally, holders of AdvancePCS stock options and warrants will receive stock options or warrants to purchase an equivalent amount of Caremark Rx common stock after application of the 2.15:1 exchange ratio. Following the AdvancePCS Merger, Caremark Rx’s existing stockholders will retain approximately 58% of the combined company, and AdvancePCS’s stockholders will receive Caremark Rx common stock representing an ownership interest equivalent to approximately 42% of the combined company on a diluted basis.

Completion of the AdvancePCS Merger is subject to certain conditions which include, but are not limited to, the receipt of various stockholder approvals from both companies’ stockholders of record as of February 5, 2004. Caremark Rx’s Special Meeting of Stockholders and AdvancePCS’s Annual Meeting of Stockholders at which these matters will be voted upon are each scheduled for March 22, 2004. We anticipate that the closing of the AdvancePCS Merger will occur as soon as practicable after these stockholders’ meetings if the AdvancePCS Merger is approved by each company’s stockholders and the other conditions to the AdvancePCS Merger are satisfied.

The Company cannot guarantee that the AdvancePCS Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement. For additional information concerning the AdvancePCS Merger, see Amendment No. 4 to our Registration Statement on Form S-4 (Registration No. 333-109519), which became effective on February 13, 2004.

On February 18, 2004, Cougar Merger Corporation (“Cougar”), a wholly-owned subsidiary of Caremark Rx, Inc. that was formed to effect the AdvancePCS Merger, commenced a tender offer and consent solicitation

(“Tender Offer”) with respect to AdvancePCS’s 8 1/2% senior notes due 2008 (the “AdvancePCS Senior Notes”), pursuant to which Cougar has offered to repurchase any and all of the AdvancePCS Senior Notes and has requested the consent of the holders thereof to make certain amendments to the indenture governing the AdvancePCS Senior Notes. As of the date of commencement of the Tender Offer, there were approximately $188 million in principal amount of AdvancePCS Senior Notes outstanding. We intend to consummate the Tender Offer on or shortly after the closing date of the AdvancePCS Merger and expect to fund the Tender Offer with a portion of the proceeds generated from new credit facilities consisting of a term loan facility, a revolving facility and an asset-backed credit facility which we are currently negotiating and expect to close no later than the closing of the AdvancePCS Merger. The closing of the Tender Offer is contingent on the closing of both the AdvancePCS Merger and these credit facilities. The AdvancePCS Merger and the Tender Offer are hereinafter referred to collectively as the “AdvancePCS Merger and Tender Offer.”

Operations. The pharmacy benefit management services we provide for our customers involve the design and administration of programs aimed at reducing the cost and improving the safety, effectiveness and convenience of prescription drug use. We dispense prescription drugs both directly, through our own mail service pharmacies and indirectly, through a network of third-party retail pharmacies.

Our customers sponsor pharmacy benefit plans which facilitate the ability of eligible participants in these plans to receive medications prescribed by their physicians. We assist our customers in designing pharmacy benefit plans that minimize the costs to the customer while prioritizing the welfare and safety of the customer’s participants and administer these benefit plans for our customers. We make recommendations to our customers encouraging them to design benefit plans promoting the use of the lowest cost, most clinically appropriate drug, including generics when available. We assist them in monitoring the effectiveness of these plans through frequent, informal communications as well as through a formal annual customer review.

We utilize an independent panel of doctors, pharmacists and other medical experts, referred to as our Pharmacy and Therapeutics (“P&T”) Committee, to select drugs that meet the highest standards of safety and efficacy for inclusion on our drug lists. We negotiate with pharmaceutical manufacturers to obtain discounted acquisition costs for many of the products on our drug lists, and the customers that choose to adopt our drug lists receive reduced costs from these negotiated discounts. Our drug lists provide recommended products in numerous drug classes to ensure the participant access to clinically appropriate alternatives under the customer’s pharmacy benefit plan. Our customers also have the option, through plan design, to further lower their pharmacy benefit plan costs by setting different participant copayment levels for products on these drug lists.

We also believe that we help our customers control costs by recommending plans that encourage the use of generic equivalents of branded drugs when such equivalents are available. To improve clinical outcomes for participants and customers, we conduct ongoing, independent reviews of all drugs, including, but not limited to, those appearing on the drug list and generic equivalent products, as well as of our clinical programs.

The discounted drug purchase arrangements we negotiate typically provide for our receiving discounts from established list prices in one, or a combination, of the following forms. These discounts may take the form of a direct discount at the time of purchase, a discount for prompt payment of invoices or, when products are indirectly purchased from a manufacturer (e.g. through a wholesaler or retail pharmacy/chain) a retroactive discount, or rebate. We also receive additional discounts under our wholesale contract if we exceed contractually-defined annual purchase volumes. We record these discounts, regardless of their form, as a reduction of our cost of revenues.

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

Our staff pharmacists review mail service prescriptions and refill requests with the assistance of our prescription management systems. This review may involve communications with the prescribing physician and, with the physician’s approval, can result in generic substitution, therapeutic substitution or other actions to affect cost or to improve quality of treatment. In these cases, we inform participants about the changes made to their prescriptions.

We currently operate four large, automated mail service pharmacies located in Phoenix, Arizona; Westin, Florida; Mount Prospect, Illinois and San Antonio, Texas. In 2003, we purchased the real property, of which we were then the lessee, associated with our San Antonio pharmacy and commenced relocation of our Westin pharmacy, which is our smallest mail service pharmacy, to a larger facility located in nearby Miramar, Florida. We expect this relocation, which also includes a significant technology upgrade that will elevate the systems in the Florida pharmacy to the level of those in the other three pharmacies, to be completed in 2004. Our customers or their physicians submit prescriptions, primarily for maintenance medications, to these pharmacies via mail, telephone or fax. Additionally, refill requests may also be submitted via the Internet.

We also operate a network of 19 smaller mail service pharmacies (“Branch Pharmacies”) located throughout the United States and used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. Seventeen of the Branch Pharmacies are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). Additionally, we operate a United States Food and Drug Administration (“FDA”) regulated repackaging facility in which we repackage certain drugs into the most common prescription amounts dispensed from our automated mail service pharmacies.

Our retail pharmacy program typically allows customers to fill prescriptions at more than 55,000 pharmacies nationwide. When a customer fills a prescription in a retail pharmacy, the network pharmacist sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management system, which verifies relevant customer data, including eligibility and copayment information, performs drug utilization review to determine clinical appropriateness and safety and confirms that the pharmacy will receive payment for the prescription.

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

Our clinical services utilize advanced protocols and offer customers convenience in working with healthcare providers and other third parties. In 2002, our CarePatterns® disease state management programs for asthma, diabetes, coronary artery disease and congestive heart failure became accredited by the National Committee for Quality Assurance (“NCQA”).

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

Pharmaceutical Benefits Management Industry

Overview. PBM companies were initially formed to provide cost-effective drug distribution and claims processing for the healthcare industry. In the mid-1980s, they evolved to include pharmacy networks and drug utilization review to address the need to manage the total cost of pharmaceutical services. Through volume discounts, retail pharmacy networks, mail pharmacy services, preferred drug list administration, claims processing and drug utilization review, PBM companies created an opportunity for health benefit plan sponsors to deliver prescription drugs in a more cost-effective manner while improving compliance with recommended guidelines for safe and effective drug use.

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

We believe that the most significant factors which will affect future growth in the PBM industry are:

•	Increased demand for comprehensive pharmacy benefit, medication management and disease management services;

•	The aging of the population, as older population segments have historically accounted for a significant concentration of prescription drug users;

•	The continued use of direct-to-consumer advertising by pharmaceutical manufacturers;

•	The extent to which new competitors enter the PBM industry;

•	The extent of consolidation, through mergers and acquisitions, which may occur in the pharmaceutical manufacturer and PBM industries;

•	The extent to which customers contract for pharmacy benefit management services separately from other health and welfare benefits;

•	The rate at which patents expire on, and generic equivalents become available for, existing branded drugs;

•	The rate at which manufacturers develop new drugs which receive approval for use from governmental regulatory agencies;

•	Expansion of the availability and use of biotechnology-based and injectable therapies; and

•	The nature and extent of changes to the Medicare program made under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

Competition. We compete with a number of large, national PBM companies, including Express Scripts, Inc.; Medco Health Solutions, Inc. and AdvancePCS (on September 2, 2003, we announced our intent to merge with AdvancePCS; see “—Proposed Merger with AdvancePCS”) as well as many smaller local or regional PBMs. We also compete with several large health insurers/managed care plans (e.g. Wellpoint, Aetna, PacifiCare) and retail pharmacies (e.g. Walgreen, CVS, Eckerd) which have their own PBM capabilities as well as several national and regional companies including Accredo Health, Inc. and Priority Healthcare Corp., which provide specialty pharmaceutical services similar to ours. Some of these competitors are large and may possess greater financial, marketing and other resources than we do. To the extent that competitors are owned by retail pharmacies, they may offer similar services and may have pricing advantages that are unavailable to us and other independent PBM companies. Additionally, we compete with certain hemophilia treatment centers which have access to favorable pricing through government-sponsored programs.

We believe the primary competitive factors in the PBM industry include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) the ability to negotiate favorable discounts from, and access to, retail pharmacy networks; (iii) responsiveness to customers’ demands; (iv) the ability to identify and apply effective cost containment programs utilizing clinical strategies; (v) the ability to develop and utilize preferred drug lists; (vi) the ability to market PBM products and services; (vii) the commitment to provide flexible, clinically-oriented services to customers and (viii) the quality, scope and costs of products and services offered to customers and their participants. We consider our principal competitive advantages to be our commitment to providing flexible, clinically-oriented services to our customers; broad service offering; mail service expertise and high quality of customer service as measured by independent surveys.

Government Regulation

Overview. As a participant in the healthcare industry, our operations and relationships are subject to federal and state laws and regulations and enforcement by federal and state governmental agencies. Various federal and state laws and regulations govern the purchase, sale and distribution of prescription drugs and related services, including administration of prescription drug benefits. We believe our operations are in substantial compliance with existing laws and regulations that are material to our operations. However, the application of complex standards to the detailed operation of our business always creates areas of uncertainty. Moreover, regulation of the healthcare industry continues to evolve. Any failure or alleged failure to comply with applicable laws and regulations, or any adverse changes in the laws and regulations, could have a material adverse effect on our operating results and financial condition.

ERISA Regulation. The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), provides for comprehensive federal regulation of certain employee pension and health benefit plans, including self-funded corporate health plans with which we have agreements to provide pharmaceutical services. We believe that, in general, the conduct of our business is not subject to the fiduciary obligations of ERISA, but there can be no assurance that we will not be subject to assertions that the fiduciary obligations imposed by the statute apply to certain aspects of our operations. We do accept limited fiduciary responsibilities for purposes of claims processing and adjudication for certain PBM clients and for appeals of denials of claims for benefits for certain PBM clients. We are currently party to several lawsuits alleging that we act as a fiduciary, as such term is defined by ERISA, with respect to health benefit plans and that we have breached certain fiduciary obligations under ERISA. See Item 3, “Legal Proceedings” for further information concerning these lawsuits.

State legislation discussed in this section may be preempted in whole or in part by ERISA. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings.

Mail Service Pharmacy Regulation. We are licensed to do business as a pharmacy in each state in which we operate a dispensing pharmacy. Many of the states into which we deliver prescription drugs have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. We believe that we have registered or obtained licenses for our pharmacies in every state in which such registration or licensure is required. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. We believe we are in substantial compliance with all state laws and regulations that apply to our pharmacy operations. To the extent that any state laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to apply to us, they could have a material adverse effect on our prescription mail service operations.

We dispense prescription drugs pursuant to orders received through our Internet website, among other methods. Accordingly, we are subject to certain federal and state laws affecting on-line pharmacies. In addition to existing laws, several states have proposed laws to regulate on-line pharmacies, and federal regulation by the

FDA, or another federal agency, of on-line pharmacies that dispense prescription drugs has been proposed. Certain of our operations could be materially adversely affected by such legislation if it is enacted and restricts our ability to offer these services.

Other statutes and regulations may affect our mail service operations. For example, the Federal Trade Commission requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail service orders within thirty days and to provide clients with refunds when appropriate. In addition, the United States Postal Service (“USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have a material adverse effect on our mail service operations. However, as of December 31, 2003, the USPS had not exercised such statutory authority.

Licensure Laws. Many states have licensure or registration laws governing certain types of administrative organizations, such as preferred provider organizations, third party administrators and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBM companies often is unclear. We have registered under such laws in those states in which we have concluded that registration is required.

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

Network Access Legislation. A majority of states now have some form of legislation affecting the ability to limit access to a pharmacy provider network or remove network providers. “Any willing provider” legislation may require us or our clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation. These laws vary significantly from state to state in regard to scope, requirements and application. ERISA plans and payors have challenged the application of such laws on the basis of ERISA preemption. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. In April 2003, the U.S. Supreme Court ruled that the State of Kentucky’s “any willing provider” law is not preempted by ERISA. The application of this decision to any willing provider laws of other states is uncertain. To the extent an any willing provider law is determined to apply to certain of our customers, such laws could negatively impact the economic benefits achievable through a limited pharmacy provider network. “Due process” legislation may prohibit the removal of a provider from a pharmacy network except in compliance with certain procedures. Other legislation may prohibit days’ supply limitations or co-payment differentials between mail service and retail pharmacy providers. To the extent that such legislation is applicable, certain of our operations could be materially adversely affected by network access legislation.

Legislation Imposing Plan Design Mandates. Some states have enacted legislation that prohibits a health plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states have adopted “freedom of choice” legislation, which provides that members of a plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers, or provide that a plan participant may sue his or her health plan if care is denied. Some states have enacted and other states have introduced legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to us, but it may apply to certain of our customers

(generally, HMOs and health insurers). If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable by our customers through PBMs. To the extent that plan design mandate legislation is applicable to us, certain of our operations could be materially adversely affected. Additionally, in late 2000, the Equal Employment Opportunity Commission issued a decision holding that two ERISA plans discriminated in violation of Title VII of the Civil Rights Act of 1964 by failing to cover oral contraceptives when other preventive medications were covered. As with legislation imposing plan design mandates, this decision may apply to certain of our customers and could have the effect of limiting the economic benefits achievable through pharmacy benefit management if it is applied broadly.

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

Managed Care Reform. Proposed legislation has been considered on both the federal and state level, and legislation has been enacted in several states, aimed primarily at providing additional rights and access to drugs to individuals enrolled in managed care plans. Some of these initiatives would, among other things: (i) require that health plan members have greater access to drugs not included on a plan’s formulary; (ii) give health plan members the right to sue their health plans for malpractice if they have been denied care and (iii) mandate the content of the appeals or grievance process when a health plan member is denied coverage. The scope of the managed care reform proposals considered by Congress and state legislatures, and reforms enacted by states to date, vary greatly, and the scope of future legislation that may be enacted is uncertain. To the extent that managed care reform legislation is applicable, certain of our operations could be materially adversely affected.

Formulary Restrictions. A number of states have begun to regulate the administration of prescription drug benefits. For example, some states have passed laws mandating coverage for off-label uses of drug products where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states have begun to enact laws that regulate the development and use of formularies by insurers, HMOs and other third party payors. These laws have included requirements on the development, review and update of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members, and a process for allowing members to obtain non-preferred drugs without additional cost-sharing when they are medically necessary and the formulary drugs are determined to be clinically inappropriate. Additionally, the National Association of Insurance Commissioners (“NAIC”), an organization of state insurance regulators, is developing a model law referenced below under “Comprehensive PBM Legislation” that would address formulary regulation issues. To the extent that such legislation would be applicable, increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our insurer, HMO and other health plan customers.

The Federal Anti-Remuneration Law. Federal law prohibits, among other things, an entity from knowingly and willfully offering, paying, soliciting or receiving, subject to certain exceptions and “safe harbors,” any remuneration to induce the referral of individuals or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made under Medicare, Medicaid or certain other federal healthcare programs. A number of states have similar laws, some of which are not limited to services for which government-funded payment may be made. State laws and exceptions or safe harbors vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in Medicare, Medicaid and other federal healthcare programs. The federal anti-remuneration law has been interpreted broadly by some courts, the Office of Inspector General (“OIG”) within the United States Department of Health and Human Services (“HHS”), and administrative bodies. Because of the federal statute’s broad scope, HHS established certain safe harbor regulations that specify various payment practices that are protected from criminal or civil liability. Safe harbors exist for certain discounts offered to purchasers, certain personal services arrangements and certain properly disclosed payments made by vendors to group purchasing organizations, as well as for other transactions and relationships. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to challenge by HHS.

In April 2003, the OIG issued a Compliance Program Guidance for Pharmaceutical Manufacturers (the “OIG Guidance”). In the OIG Guidance, the OIG identified three major potential risk areas for pharmaceutical manufacturers: (i) integrity of data used by state and federal governments to establish payment; (ii) kickbacks and other illegal remuneration and (iii) compliance with laws regulating drug samples. The OIG Guidance highlights a number of practices that the OIG has previously identified as potentially improper under the federal anti-remuneration law, such as certain “product conversion programs” in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription from one drug to another. The OIG Guidance also discusses a number of traditional relationships between pharmaceutical manufacturers and PBMs, such as discount payments, service offerings and data sales, and recommends that such relationships be structured wherever possible to fit within an applicable safe harbor. This recommendation is consistent with our approach to contracting with pharmaceutical manufacturers.

The federal anti-remuneration law has been cited as a partial basis, along with state consumer protection laws, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with product conversion programs. Additionally, certain governmental entities have commenced investigations of companies in the pharmaceutical services industry and have identified issues concerning development of preferred drug lists, therapeutic substitution programs, pricing of pharmaceutical products and discounts from prescription drug manufacturers. Several pharmaceutical manufacturers have entered into settlement agreements with the federal government concerning marketing and pricing practices. Further, at least one state has filed a lawsuit concerning similar issues against a health plan. To date, we have not been the subject of any such suit, or, to our knowledge, any such investigation. However, there can be no assurance that we will not be subject to any such investigation or litigation in the future or that any such challenge would not have a material adverse effect on us.

The Stark Law. The federal law commonly known as the “Stark Law” prohibits a physician from referring Medicare or Medicaid beneficiaries for “designated health services” (which include, among other things, outpatient prescription drugs, home health services and durable medical equipment and supplies) to an entity with which the physician or an immediate family member of the physician has a “financial relationship” and prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and Medicare and Medicaid program exclusion. The Stark Law contains certain statutory and regulatory exceptions for physician referrals and physician financial relationships. In 1995, the Health Care Financing Administration, now known as the Centers for Medicare & Medicaid Services (“CMS”), published final regulations under the Stark Law which provide some guidance on interpretation of the scope and exceptions of the Stark Law. In addition, CMS has released “Phase I” of the Stark Law final regulations which became effective, for the most part, on January 4, 2002, and which describe the parameters of the statutory exceptions in more detail and set forth additional exceptions. CMS anticipates releasing “Phase II” of the Stark Law, which would address percentage compensation methodologies in physician service contracts, in a final rule with the public comment period ending July 7, 2004. We do not believe that we receive any referrals from any physician who has (or whose immediate family member has) a financial relationship with us that, under the Stark Law and related regulations, would bar the physician from making referrals to us or bar the presentation of any claim based on such referrals.

State Self-Referral Laws. We are subject to state statutes and regulations that prohibit payments for the referral of individuals from or by physicians to healthcare providers with whom the physicians have a financial relationship. Some of these state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or healthcare provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark Law and vary significantly from state to state. The laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies. Nonetheless, we believe we are in substantial compliance with such laws.

Federal Statutes Prohibiting False Claims and Fraudulent Billing Activities. A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant of these laws is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure reimbursement from a government sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government, through a “whistleblower” or qui tam action. Because such actions are filed under seal and may remain secret for years, there can be no assurance that neither we nor any of our affiliates are named in a material, sealed qui tam action.

In addition, the federal government has commenced numerous investigations of various pharmaceutical manufacturers and healthcare providers in recent years with respect to false claims, fraudulent billing and related matters. In 2003, the federal government entered into several settlement agreements with pharmaceutical manufacturers. The settlement agreements included claims by the federal government that the manufacturers violated the Federal False Claims Act by improperly marketing and pricing drugs, overstated the average wholesale prices of products, paid illegal remuneration to induce purchase of drugs and failed to accurately report best price, and therefore underpaid rebates, under the Medicaid rebate program. There can be no assurance that our current or former operations are not the subject of one or more such investigations or that they will not become the subject of such an investigation in the future. Moreover, to the extent that we become involved in any such investigation, there can be no assurance that we will not incur significant costs in resolving such matter.

State Insurance Laws. Some states have laws that prohibit submitting a false claim or making a false record or statement in order to secure reimbursement from an insurance company. These state laws vary, and violation of them may lead to the imposition of civil or criminal penalties. We believe we are in substantial compliance with such laws.

Reimbursement. Approximately 3% of our net revenue, in the aggregate, is derived directly from the Medicare or Medicaid programs and is subject to, among other laws and regulations, the federal anti-remuneration law, the Stark Law and/or the Federal False Claims Act. Also, we provide products and services to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs.

The federal government and numerous state governments have given increased attention to how drug manufacturers develop and report pricing information, which, in turn, is used in setting payments under the Medicare and Medicaid programs. One element common to most payment formulas, Average Wholesale Price (“AWP”), has come under criticism for allegedly not accurately reflecting prices actually charged and paid at the wholesale level. The federal government and state governments are currently investigating the calculation and reporting of AWP for Medicare and Medicaid reimbursement. There can be no assurance that we will not be the subject of any such investigation. In the OIG Guidance, the OIG stated that a pharmaceutical manufacturer’s purposeful manipulation of AWP to increase its customers’ profits by increasing the amount that federal healthcare programs reimburse its customers implicates the federal anti-remuneration law. Several states have filed lawsuits against pharmaceutical manufacturers for allegedly inflating actual prices for prescription drugs illegally. In addition, class action lawsuits have been brought by consumers against pharmaceutical manufacturers alleging overstatement of AWP. We are not responsible for such calculations, reports or payments; however, there can be no assurance that our ability to negotiate discounts from drug manufacturers will not be materially adversely affected by such investigations in the future.

The federal government has also entered into settlement agreements with several drug manufacturers relating to the calculation and reporting of AWP pursuant to which the drug manufacturers, among other things, have agreed to report new pricing information, the “average sales price,” to government healthcare programs. The average sales price is calculated differently than AWP. In addition, the Medicare Drug Act (as defined) uses “average sales price” as a payment methodology for drugs and biologicals applicable to physicians participating in the Medicare program under certain circumstances. Changes in the reporting of AWP or in the basis for calculating reimbursement proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of drugs by Medicaid and Medicare, could impact our pricing to clients and other payors and could impact our ability to negotiate discounts with manufacturers, wholesalers or retail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive from Medicare or Medicaid programs for drugs covered by such programs and from managed care organizations that contract with government health programs to provide prescription drug benefits.

Should there be any comprehensive change to federal or state reimbursement methodologies, regulations or policies affecting pharmaceutical products or services, it could have a material adverse effect on our business. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe that we can service our current Medicaid customers through our existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, they could have a material adverse effect on certain aspects of our business.

Legislation and Other Matters Affecting Drug Prices. Some states have adopted legislation and regulations requiring that a pharmacy participating in the state Medicaid program give the state the best price that the pharmacy makes available to any third-party payor. Such legislation and regulations, referred to as “most favored nation pricing,” may have a material adverse effect on our ability to negotiate discounts in the future from network pharmacies and on the reimbursement we receive from such Medicaid programs.

Further, we negotiate purchase discounts from drug manufacturers. State Medicaid programs also negotiate purchase discounts with drug manufacturers and generally require that such Medicaid programs receive the “best price” on such purchase discounts. Investigations involving drug manufacturers have been commenced by certain governmental entities which question whether best price discounts were properly calculated, reported and paid to the Medicaid programs. We are not responsible for such calculations, reports or payments; however, there can be no assurance that our ability to negotiate discounts from drug manufacturers will not be materially adversely affected by such investigations in the future. To our knowledge, we have not been the subject of any investigation regarding best price discounts to Medicaid programs; however, there can be no assurance that we will not be subject to such investigations in the future.

Privacy and Confidentiality Legislation. Many of our activities involve the receipt, use and disclosure by us of confidential health information, including disclosure of the confidential information to a participant’s health benefit plan. In addition, we use de-identified data for research and analytical purposes. This final HIPAA privacy rule, which was issued in August 2002, imposes extensive requirements on the way in which healthcare providers, health plans and their business associates use and disclose protected health information (“PHI”). This final privacy rule gives individuals the right to receive notice regarding how their PHI is used and disclosed, the right to request restrictions on how PHI may be used or disclosed and the rights of access to, amendment of and accounting for disclosures of PHI. Direct providers, such as pharmacies, are required to provide a written Notice of Privacy Practices to individuals that describes how the provider uses and discloses PHI for treatment, payment and healthcare operations. For all uses or disclosures of PHI that do not involve treatment, payment or healthcare operations, the rule generally requires that all providers and health plans obtain a valid written individual authorization. In many cases, use or disclosure of PHI must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions.

In addition to the federal health information privacy regulations described above, most states have enacted healthcare information confidentiality laws which limit the disclosure of confidential medical information. The final privacy rule under HIPAA does not preempt state laws regarding health information privacy that are more restrictive than HIPAA. We believe we are in substantial compliance with all applicable federal and state health information privacy laws and regulations.

In August 2000, HHS also issued, pursuant to HIPAA, final regulations establishing transaction standards and code sets for the electronic transmission of healthcare information. These regulations impose national, uniform standards that must be used if one healthcare provider or health plan conducts certain electronic transactions with another healthcare provider or health plan. The final regulations also mandate the use of certain code sets in connection with the standard transactions. In February 2003, HHS issued final regulations pursuant to HIPAA that govern the security of PHI (the “Security Standards”). The Security Standards impose extensive additional administrative, physical, technological and organizational requirements on healthcare providers, health plans and their business associates regarding the storage of, utilization of and access to PHI. The compliance date for the Security Standards is April 21, 2005. We are taking appropriate steps to comply with the Security Standards, and we believe that complying with the Security Standards will require changes to our information systems and business practices, and there can be no assurance that these changes and their associated costs will not have a material adverse effect on us.

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

Comprehensive PBM Regulation. In 2003, the State of Maine enacted legislation that imposes fiduciary duties upon PBMs to clients and their members; requires PBMs to remit to clients or their members all rebates, discounts and other amounts related to the sale of drugs received by PBMs; regulates product substitution and intervention and imposes broad disclosure obligations upon PBMs to clients and their members. The Pharmaceutical Care Management Association (“PCMA”), a national trade association representing PBMs, has filed a lawsuit seeking to overturn the new Maine law. If the Maine law is not repealed or overturned, it could have a material adverse impact on our operations in the State of Maine. Legislation seeking to regulate PBM activities in a comprehensive manner has also been introduced in several other states. These legislative initiatives have the support of associations representing community and independent pharmacists as well as national chain pharmacies. Such legislation could have a material adverse impact on our operations if enacted in a state in which we conduct a significant amount of business and if such legislation restricted our ability to conduct our business in a manner similar to that in which it is currently conducted. In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy (“NABP,” an organization of state boards of pharmacy) and the NAIC are considering proposals to regulate PBMs and/or PBM activities including formulary development and utilization management, and the NCQA, an accreditation organization, is considering voluntary standards regarding these issues. While the actions of the NABP and NAIC would not have the force of law, they may influence states to adopt any requirements or model acts issued by NABP or NAIC. Moreover, any standards established by NCQA could materially impact us either directly or indirectly based on their impact on our health plan customers.

Antitrust. Numerous lawsuits have been filed throughout the United States under various state and federal antitrust laws by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices. An adverse outcome in any of these lawsuits could require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to PBMs and managed care entities to the extent that their respective abilities to influence market share are comparable. This practice, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability of certain discounts currently received in connection with our drug purchases. The loss of such discounts could have a material adverse impact on our operations. In addition, to the extent that we appear to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties. See Item 3, “Legal Proceedings” for further information.

Regulation of Financial Risk Plans. Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing pharmacy benefits, laws in various states may regulate the PBM. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws, HMO laws and limited prepaid health service plan laws. We currently have no contracts under which we are at material financial risk to provide pharmacy benefits. In those contracts under which we have assumed limited risk under performance guarantees or similar arrangements, we believe that we have substantially complied with all applicable laws.

Other Laws Affecting Pharmacy Operations. We are subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances and medical waste disposal. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies and our repackaging facility with the United States Drug Enforcement Administration and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances.

State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority. Such standards often address the qualifications of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. We believe we have registered our pharmacies in every state in which such registration is required. Pharmacists employed by each pharmacy must also satisfy applicable state licensing requirements. Several states require that we employ a pharmacist licensed in that state. Also, pharmacy technicians must comply with applicable state registration requirements, or in some states, licensure. In addition, our 17 JCAHO-accredited Branch Pharmacies must maintain certain quality and other standards to retain this accreditation.

Medicare Prescription Drug Benefit. The Medicare Prescription Drug, Improvement, and Modernization Act (“Medicare Drug Act”), which was enacted in 2003, creates a new, voluntary prescription drug benefit under the Social Security Act (“Medicare Drug Benefit”). Beginning in 2006, Medicare beneficiaries entitled to Part A or enrolled in Part B, as well as certain other Medicare enrollees, will be eligible for the Medicare Drug Benefit. Regulations implementing the Medicare Drug Benefit have not yet been published, and the Medicare Drug Act requires that the Federal Trade Commission conduct a study regarding certain competitive aspects of PBM services and make recommendations regarding additional legislation that may be needed concerning the Medicare Drug Benefit. Therefore, we have not yet been able to fully assess the extent to which we may participate in administration of the Medicare Drug Benefit.

The Medicare Drug Act also established a voluntary, Medicare-endorsed prescription drug discount card program (“Medicare Card Program”) to take effect in approximately June 2004 and remain in place until completion of enrollment in the Medicare Drug Benefit in 2006. It is anticipated that PBMs will play a central role in the Medicare Card Program. We have submitted a letter of intent and application to CMS indicating our intent to sponsor a Medicare-endorsed discount card program. Upon approval of its application, a sponsor is required to contract with CMS for the entire term of the Medicare Card Program. Under the Medicare Card Program, sponsors will arrange for the provision of drugs at a “negotiated price” to enrollees in the sponsor’s card program. It is anticipated that the negotiated price will reflect pricing discounts from pharmacies and pharmaceutical manufacturers. There is no certainty we will be able to obtain rebates, other forms of discounts or other concessions from manufacturers and pharmacies at levels sufficient to make our negotiated prices competitive or that our enrollment fees will be competitive. Sponsors, as part of their reporting to CMS, must identify the aggregate rebates, discounts and other price concessions received from manufacturers, pharmacies and other entities related to the discount card program and the estimated percentage of such amounts to be passed through to the enrollees as part of the negotiated price. We have no assurance that we will receive sufficient enrollment fees or other fees to cover the operational costs of the program.

The Medicare Drug Act also amended the Food, Drug and Cosmetic Act by providing that the Food and Drug Administration (FDA) should promulgate rules that would permit pharmacists and wholesalers to import prescription drugs from Canada into the United States under certain circumstances. However, the FDA must certify to Congress that this program will not pose any additional risk to the public’s health and safety, and that it will result in a significant cost reduction. This section of the Medicare Drug Act is effective only if the FDA gives its certification, and the FDA has refused to provide such a certification when requested to do so in the past. We have no assurance that the FDA will not change its position and permit the importation of drugs from Canada in the future.

Future Legislation, Regulation and Interpretation. As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been and may be introduced in the United States Congress and state legislatures relating to healthcare reform. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on us. Further, although we exercise care in structuring our operations to comply in all material respects with the laws and regulations summarized in this Government Regulation section, there can be no assurance that: (i) government officials charged with responsibility for enforcing such future laws will not assert that we, or certain transactions in which we are involved, are in violation thereof or (ii) such future laws will ultimately be interpreted by the courts in a manner consistent with our interpretation. Therefore, it is possible that future legislation and regulation and the interpretation thereof could have a material adverse effect on us.

Corporate Liability and Insurance

We maintain professional liability insurance, general liability and other customary insurance on a claims-made and modified occurrence basis in amounts deemed appropriate by management based upon historical claims and the nature and risks of our business. Our business may subject us to litigation and liability for damages. We believe that our current insurance protection is adequate for our present business operations, but there can be no assurance that we will be able to maintain our professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful liability claim in excess of our insurance coverage could have a material adverse effect on us.

Employees

As of December 31, 2003, we employed a total of 4,870 people. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

Item 2. Properties

We lease the significant majority of our real property. Our corporate headquarters is located in Nashville, Tennessee, and we also have corporate offices in Northbrook, Illinois and Redlands, California. Our information technology support is provided primarily from facilities in Bannockburn, Illinois.

We operate four automated mail service pharmacies located in Phoenix, Arizona; Westin, Florida; Mount Prospect, Illinois and San Antonio, Texas. In January 2003, we purchased the real property associated with our San Antonio, Texas pharmacy. We began the process of relocating our Westin pharmacy to nearby Miramar, Florida in late 2003. This relocation, which also includes a significant technology upgrade that will elevate the systems in the Florida pharmacy to the level of those in the other three pharmacies, is expected to be completed in 2004. Our FDA-regulated repackaging facility is located in Vernon Hills, Illinois. We have three call centers that support participants’ and retail pharmacists’ inquiries and a dedicated disease management call center within one of our call centers. Two of the call centers are located in San Antonio, Texas, and the third is located in Kansas City, Missouri. We have 19 smaller mail service pharmacies located across the United States to support delivery of certain medications to individuals with chronic or genetic diseases and disorders.

Item 3. Legal Proceedings

We are party to certain legal actions arising in the ordinary course of business. We are named as a defendant in various legal actions arising from our continuing operations and our discontinued PPM and contract services operations, including employment disputes, contract disputes, personal injury claims and professional liability claims. Management does not view any of these actions as likely to result in an uninsured award that would have a material adverse effect on our operating results or financial condition.

On October 31, 2003, Caremark Rx was served with a purported class action lawsuit filed by John Lauriello in the Circuit Court of Jefferson County, Alabama. The lawsuit was filed on behalf of a purported class of persons who were participants in the 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. Also named as defendants are several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless, and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of securities and derivative claims that were resolved by the 1999 settlement. Alternatively, the lawsuit seeks to re-open the judgment approving the 1999 settlement. On January 15, 2004, Caremark Rx and the other defendants moved to dismiss the lawsuit. Caremark believes the claims are without merit and intends to defend itself vigorously.

On November 5, 2003, a second class action lawsuit was filed by Frank McArthur in the Circuit Court of Jefferson County, Alabama arising out of the same 1999 settlement of then pending securities class action and derivate lawsuits against Caremark Rx and others. This lawsuit also was filed on behalf of a purported class of persons who were participants in the 1999 settlement, and named as defendants Caremark Rx, several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement, and a number of lawyers and law firms involved in the representation of plaintiffs in the then pending securities class action and derivative lawsuits. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of securities and derivative claims that were resolved by the 1999 settlement. On December 18, 2003, John Lauriello, the plaintiff in the lawsuit filed on October 31, 2003 discussed in the paragraph above, filed a motion to intervene and a motion to dismiss, abate or stay this lawsuit on the grounds that it was a duplicative, later-filed, class action complaint. On January 15, 2004, Caremark Rx and the insurance company filed their own motion to abate, dismiss or stay the lawsuit as a later-filed class action that is substantially similar to the previously filed class action lawsuit. The defendant’s motion was granted by the court on February 19, 2004, and the lawsuit was transferred to an Administrative Docket where it will be reviewed every ninety (90) days. Caremark Rx believes the claims asserted against it are without merit and intends to defend itself vigorously.

On October 7, 2003, Caremark Rx and Caremark were served with a purported class action complaint filed in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and

C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The complaint alleges purported violations of Section 1 of the Sherman Act in three counts. Count I claims that PBMs, including Caremark Rx and Caremark, have entered into “vertical” maximum price fixing agreements with member pharmacies leading to lower prescription service reimbursement rates for independent pharmacies. Count II claims that PBMs, including Caremark Rx and Caremark, have entered into a “horizontal” price-fixing agreement also leading to lower prescription service reimbursement rates for independent pharmacies. Both alleged agreements purportedly fix and stabilize the reimbursement fees that independent pharmacies may receive for dispensing prescription drugs, as well as the amounts which they may charge for the pharmaceuticals they dispense. Count III claims that PBMs, including Caremark Rx and Caremark, have entered into tying arrangements by reason of their encouragement to pharmacies to have physicians prescribe formulary, as opposed to non-formulary, pharmaceuticals. Caremark Rx and Caremark believe the claims are without merit and intend to defend themselves vigorously.

On April 29, 2003, Caremark Rx and Caremark were served with a complaint by an individual named Robert Irwin. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Nine other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. We believe that the lawsuit mischaracterizes the business practices of Caremark Rx and Caremark and that we have meritorious defenses to the claims alleged. We intend to vigorously defend this lawsuit.

On March 19, 2003, Caremark Rx and Caremark were served with a purported representative action filed by American Federation of State, County & Municipal Employees, a labor union comprised of numerous autonomous local unions and affiliations. Several other PBM companies are also named as defendants in this lawsuit. The lawsuit alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to rebates, pricing, formulary management and mail order services. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. We believe the lawsuit mischaracterizes the business practices of Caremark Rx and Caremark and that we have meritorious defenses to the claims alleged. We intend to vigorously defend this lawsuit. This case has been coordinated with the Irwin case described above before a single judge in Los Angeles County.

On April 2, 2002, Caremark Rx was served with a purported private class action lawsuit which was filed by Roland Bickley, on behalf of the Georgia Pacific Corporation Life, Health and Accident Plan, in the United States District Court, Central District of California alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in ERISA, and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. On August 29, 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx was subsequently served on May 29, 2002 with a virtually identical lawsuit, containing the same types of allegations, which was filed by Mary Dolan, on behalf of the Wells Fargo Health Plan, and also filed in the United States District Court, Central District of California. On December 12, 2002, this case was also ordered transferred to the United States District Court, Northern District of Alabama. Both of these lawsuits have been amended to name Caremark as a defendant, and Caremark Rx has been dismissed from the second case filed. These lawsuits, which are similar to pending litigation filed against other PBM companies, seek unspecified monetary damages and injunctive relief. Management believes that Caremark Rx and Caremark have meritorious defenses to these lawsuits and will continue to vigorously defend these claims. Caremark Rx and Caremark, as applicable, have filed motions seeking the consolidation and complete dismissal of both of these actions on various grounds. The motions are currently pending before the court.

In 1993, approximately 3,900 independent and retail chain pharmacies filed a group of antitrust lawsuits and a class action lawsuit against brand name pharmaceutical manufacturers, wholesalers and PBM companies. Caremark was named as a defendant in a number of these lawsuits in 1994, but was not named in the class action.

The complaints that named Caremark, which were transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings, charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from pharmaceutical manufacturers in violation of the Robinson-Patman Act. Each complaint sought unspecified treble damages, declaratory and equitable relief and attorney’s fees and expenses. The claims against Caremark were stayed in 1995 and have remained stayed. Numerous settlements among the parties other than Caremark have been reached. We expect that the remaining price fixing claims, which were not brought against Caremark and do not involve Caremark, will be the next claims to move forward to trial in United States District Court for the Eastern District of New York. Thereafter, certain of the Robinson-Patman Act claims not involving Caremark likely will proceed to trial if not settled. Caremark cannot anticipate when the stay might be lifted against it and, once lifted, the claims against Caremark would then need to undergo discovery and pretrial proceedings before any trial date could be scheduled.

Although we believe that we have meritorious defenses to the claims of liability or for damages in the actions that have been made against us, there can be no assurance that pending lawsuits will not have a disruptive effect upon the operations of our business, that the defense of the lawsuits will not consume the time and attention of our senior management, or that the resolution of the lawsuits, individually or in the aggregate, will not have a material adverse effect on our operating results or financial condition. We intend to vigorously defend each of our pending lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our stockholders during the fourth quarter of 2003.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “CMX.” The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for each quarter of the two-year period beginning January 1, 2002.

	High	Low
2003
First Quarter	$19.64	$16.20
Second Quarter	26.34	16.75
Third Quarter	27.70	21.10
Fourth Quarter	27.92	21.90

2002
First Quarter	$19.98	$14.20
Second Quarter	21.95	15.00
Third Quarter	17.70	12.24
Fourth Quarter	19.59	14.40

On February 5, 2004, the closing sale price of our common stock on the NYSE was $28.08, and there were 16,218 holders of record.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Statement of Operations data:
Net revenue	$9,067,291	$6,805,348	$5,614,029	$4,427,945	$3,307,806

Income from continuing operations *	$290,838	$828,797	$190,545	$104,695	$59,146
Loss from discontinued operations	—	(37,503)	—	(268,000)	(199,310)

Net income (loss)*	290,838	791,294	190,545	(163,305)	(140,164)
Preferred security dividends	—	(9,913)	(13,217)	(13,250)	(3,255)

Net income (loss) to common stockholders*	$290,838	$781,381	$177,328	$(176,555)	$(143,419)

Average number of common shares outstanding—basic	257,925	234,222	224,740	206,042	190,734

Average number of common shares outstanding—diluted	264,781	263,305	262,237	214,025	194,950

Earnings per common share—basic:
Income from continuing operations*	$1.13	$3.50	$0.79	$0.44	$0.29

Loss from discontinued operations	$—	$(0.16)	$—	$(1.30)	$(1.04)

Net income (loss) to common stockholders*	$1.13	$3.34	$0.79	$(0.86)	$(0.75)

Earnings per common share—diluted:
Income from continuing operations*	$1.10	$3.15	$0.73	$0.43	$0.29

Loss from discontinued operations	$—	$(0.14)	$—	$(1.25)	$(1.03)

Net income (loss) to common stockholders*	$1.10	$3.01	$0.73	$(0.82)	$(0.74)

Balance Sheet data (as of the last day of each period):
Cash and cash equivalents	$815,328	$306,804	$159,066	$2,352	$6,797
Working capital (deficiency)*	882,616	348,640	(31,403)	(181,910)	(28,750)
Total assets*	2,473,628	1,912,740	873,671	685,536	770,846
Long-term debt (net of current portion)	693,125	695,625	695,625	733,347	1,230,025
Convertible preferred securities	—	—	200,000	200,000	200,000
Total stockholders’ equity (deficit)*	640,638	257,693	(772,467)	(969,064)	(1,281,475)

*	The 2002 period includes amounts related to adjustment of our deferred income tax asset valuation allowance. This adjustment resulted in the recognition of: (a) a $520 million deferred tax benefit included in income from continuing operations and related statement of operations line items; (b) a current deferred income tax asset of approximately $202 million included in working capital; (c) a $413 million long-term deferred tax asset included in total assets and (d) a direct increase to stockholders’ equity of approximately $69.5 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of the following MD&A is to help facilitate an understanding of the significant factors influencing our historical operating results, financial condition and cash flows and also to convey management’s expectations of the potential impact of known trends, events or uncertainties that may materially impact future results. This MD&A contains “forward-looking statements” as described on page i of this Annual Report on Form 10-K. Forward-looking statements contained in the following MD&A exclude the potential effects of the AdvancePCS Merger and Tender Offer unless otherwise expressly stated.

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

Our pharmaceutical services are generally referred to as pharmacy benefit management, or “PBM,” services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. We generate our net revenue primarily from dispensing prescription drugs, either directly through our mail service pharmacies or indirectly through our network of third-party retail pharmacies, and through providing certain other services, including disease management, health benefits management and data access to our customers. Our net revenue represents amounts billed to both customers and participants in our customers’ health benefit plans and includes copayments paid by participants both to us, for mail service prescriptions, and to the third-party pharmacies in our retail network, for most retail prescriptions. Our net revenues reflect the effects of any discounts provided to our customers. See Note 2, “Summary of Significant Accounting Policies—Revenue Recognition” to our audited consolidated financial statements contained in this Annual Report on Form 10-K for detailed information concerning our revenue recognition policies.

We generate cost savings for our customers primarily by negotiating for the discounted purchase of pharmaceutical products dispensed to their participants. We purchase pharmaceutical products from, and negotiate various forms of discounts from established list prices with, pharmaceutical manufacturers, pharmaceutical wholesalers and retail pharmacies. When we purchase pharmaceutical products directly from their manufacturer, as is typically the case with generic and biotech products, we generally receive any negotiated discount at the time of purchase. When we purchase pharmaceutical products indirectly (e.g. through a wholesaler or from a retail pharmacy at the point-of-dispensing), as is typically the case with brand-name, non-biotech products, we generally receive a discount from both the vendor and the product’s manufacturer. In these cases, the vendor discount is received at the time of purchase; however, the manufacturer discount is received after the product is dispensed, in the form of a rebate. Our cost of revenues reflects the effects of these discounts.

The prices we have negotiated with our customers for the pharmaceutical products we dispense to their participants are generally based on contractual discounts from established list prices and may also include additional discounts based on the type (i.e. preferred brand, non-preferred brand, generic, etc.) of prescriptions filled. The prices in our vendor contracts with various parties (manufacturers, wholesalers, retail pharmacies, etc.) for the purchase of these pharmaceuticals are also based on discounts from established list prices plus, in many cases, additional discounts in the form of prompt payment terms and/or rebates. Additionally, both our customer and vendor contracts typically contain clauses which would allow us to renegotiate pricing in the event that legislation or other events limiting or eliminating the various discounting practices in the pharmaceutical industry, including the practice of providing discounts in the form of rebates, were to occur.

We dispense prescription drugs on behalf of our customers through our four large, automated mail service pharmacies and our 19 smaller regional mail service pharmacies. We also maintain a nationwide network composed of over 55,000 retail pharmacies with which we have contracted to purchase pharmaceuticals on behalf of our customers for immediate delivery to their participants. On September 2, 2003, we announced our intent to merge with AdvancePCS. See Item 1, “Business—Proposed Merger with AdvancePCS” for further information concerning this proposed merger.

Critical Accounting Estimates

Income taxes. We have a history of unprofitable operations from losses incurred in our discontinued PPM business. The year 2001 was the first year out of the previous five in which we reported net income and taxable income. These losses generated a sizeable tax net operating loss. We had a total tax net operating loss, or NOL, carryforward available to offset future taxable income of approximately $1.4 billion as of December 31, 2003.

Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to our history of unprofitable operations and to the continuing uncertainties surrounding our discontinued operations as discussed below, we historically did not recognize any of this net deferred tax asset for financial reporting purposes.

In the fourth quarter of 2002, management concluded that it is more likely than not that we will realize a significant portion of the NOL carryforward. Upon reaching this conclusion, we recorded the estimated realizable value of the deferred tax asset and expect to provide for income taxes at a rate equal to our combined federal and state effective rates, which approximate 40% under current tax rates, rather than the 7.5% rate previously used. Due to the complexity of our discontinued operations divestiture, the fact that NOLs can be audited well beyond a normal three-year statutory audit period and the inherent uncertainty of estimates of future taxable income, the amount of the NOL which may ultimately be utilized to offset future taxable income may vary materially from our estimates. Subsequent revisions to the estimated realizable value of the deferred tax asset may cause our provision for income taxes to vary significantly from period to period, although our cash tax payments will remain unaffected until the NOL is utilized.

Estimates Concerning Contingencies. Generally accepted accounting principles specify the criteria for disclosing contingent losses and recording any related estimate of the loss amount. These criteria are based on both probability assessments of the eventual outcome of the contingent event and on the availability of information necessary to estimate the amount of the loss. If it is determined that: (i) it is probable a material loss has been incurred and (ii) the amount of the loss can be reliably estimated, the nature of the loss should be disclosed, and an estimate of the loss should be recorded. If it is reasonably possible that a material loss has been incurred, the nature of the possible loss should be disclosed along with an estimate of the amount of the loss if it is available. To the extent that the incurrence of a material loss is judged remote, no disclosure is required.

The most significant contingencies to which we are exposed relate to damages sought by claimants under various lawsuits. The specific cases for which we believe it may be reasonably possible that we have incurred a loss are discussed further at Item 3, “Legal Proceedings” and in the notes to our audited consolidated financial statements which appear beginning on page F-1 of this annual report on Form 10-K.

Probability estimates related to the anticipated outcomes of lawsuits and to the amounts of damages which may ultimately be awarded are inherently uncertain. We have made our estimates based on all available facts and circumstances existing as of the date such estimates were made. Although these estimates have been made based on our prior experience with litigation, our knowledge of the details of each case, and, in many cases, our consultation with external legal counsel, the actual outcome of pending litigation could differ materially from our estimates.

Allowance for doubtful accounts. Certain of our accounts receivable which are not subject to the trade receivables sales facility discussed at “—Off-Balance Sheet Arrangements” below are generated on a fee-for-service basis and are subject to credit losses. We have attempted to allow for expected credit losses based on our past experience with similar accounts receivable and believe our allowance for doubtful accounts to be adequate. It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. We continually review and refine the estimation process to make it as reactive to these changes as possible; however, we cannot guarantee that we will be able to accurately estimate credit losses on these accounts receivable.

Discontinued operations. Our financial statements are prepared using discontinued operations accounting for our discontinued PPM business. Under discontinued operations accounting, we accrued estimates of our expected liabilities related to discontinued operations through their eventual discharge, which, in many cases, was expected to be several years in the future. There are primarily two remaining liabilities related to our discontinued PPM operations, leases and legal disputes, which continue to require significant judgments and estimates on the part of our management.

Our accrual for lease liabilities could be materially affected by factors such as our ability to secure subleases, the creditworthiness of sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on the general health of the economy and resultant demand for commercial property. Our accrual for legal disputes is based on our lawyers’ estimates of legal expenses and probable losses for eventual resolution of these disputes. Litigation or other proceedings could take several years to complete. Accordingly, actual legal fees and, possibly, damage awards or settlements, could differ significantly from our estimates.

While we believe our current estimates of discontinued operations liabilities are adequate, it is possible that future events could require us to make significant adjustments for revisions to these estimates.

The above listing is not intended to be a comprehensive list of all of our accounting policies or estimates made in the preparation of our financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which appear beginning on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Off-Balance Sheet Arrangements

We have arranged to sell an undivided percentage ownership interest in certain of our trade accounts receivable to an unrelated third-party, referred to as the conduit, under a $125 million revolving trade receivables sales facility, which is described in further detail in Note 5, “Trade Receivable Sales Facility” to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K. At and during the year ended December 31, 2003, the Company had sold no interests in its accounts receivable under this facility, and expenses associated with this facility totaled approximately $0.5 million per year during each of the years ended December 31, 2003 and 2002 and $4.0 million during the year ended December 31, 2001.

Transactions occurring under our trade receivables sales facility can be summarized as follows: Caremark generates accounts receivable from its customers through the ordinary course of business. Certain of these receivables are required to be sold to MP Receivables Company, which is a wholly-owned subsidiary of Caremark. MP Receivables’ only business activities relate to acquiring and selling interests in certain of Caremark’s receivables. MP Receivables is included with our other subsidiaries in our consolidated financial statements, and the activity between Caremark and MP Receivables is eliminated during the consolidation process.

MP Receivables sells an undivided percentage ownership interest in each individual receivable to the conduit at a discount and uses the cash collected on these receivables to purchase additional receivables from Caremark. Additionally, MP Receivables pays funds to, or receives funds from, the conduit for the discount on the purchased receivables (which we include in interest expense) or to increase or decrease the conduit’s ownership percentage of its accounts receivable. The business purpose of this arrangement is the provision of an ability to effectively accelerate collections on a portion of our accounts receivable as a source of funds in addition to cash on hand and availability under the revolving facility of our credit agreement for general corporate purposes.

The trade receivables sales facility represents a form of “off-balance sheet financing,” since the conduit’s ownership interest in MP Receivables’ accounts receivable results in assets being removed from our balance sheet, rather than resulting in a liability to the conduit. Since the conduit purchases accounts receivable from MP Receivables on a revolving basis, we currently have access to all of the cash collections on our accounts receivable. Upon the facility’s termination, the conduit would be entitled to all cash collections on MP Receivables’ accounts receivable until its net investment, which is currently zero, had been repaid. Because MP Receivables and Caremark are separate legal entities, the assets held by MP Receivables would not be available to satisfy the claims of our creditors until after all amounts due and owing by MP Receivables to the conduit have been paid in full.

We believe that the terms of the agreements governing this facility qualify our trade receivables sales transactions for “sale treatment” under generally accepted accounting principles, including FIN 46 (as defined). This treatment allows us to account for MP Receivables’ transactions with the conduit as a sale of accounts receivable instead of reflecting the conduit’s net investment as long-term debt with a pledge of accounts receivable as collateral. Absent this “sale treatment,” our balance sheet would reflect additional accounts receivable and long-term debt, to the extent that amounts were outstanding under the facility, which could adversely impact our ability to raise capital. Our results of operations would not be impacted, however. See “—Historical Liquidity and Capital Resources—Trade Receivable Sales Facility.”

Factors That May Affect Future Results

Our future operating results and financial condition are dependent on our ability to market our services profitably, which is, in turn, heavily dependent on our ability to successfully negotiate discounts for pharmaceutical purchases at various points in our supply chain, and to successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including: (i) identification of, and competition for, growth and expansion opportunities; (ii) declining reimbursement levels for, or increases in costs of, products distributed; (iii) exposure to liabilities in excess of our insurance; (iv) compliance with, or changes in, government regulation and legislation, including, but not limited to, pharmacy licensing requirements, HIPAA and healthcare reform legislation; (v) adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; (vi) adverse resolution of existing or future lawsuits; (vii) our ability to successfully integrate acquired businesses, including the proposed merger with AdvancePCS; (viii) liquidity and capital requirements and (ix) our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding the closure or sale of our PPM business. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition.

There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Item 3, “Legal Proceedings” and Notes 13 and 14 to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

Results of Continuing Operations

The following tables set forth selected information about our results of continuing operations for each of the three years ended December 31, 2003:

				Percentage Increase/(Decrease)
	Year Ended December 31,			2003 over 2002	2002 over 2001
	2003	2002	2001
	(In millions, except per share amounts)
Net revenue (4)	$9,067.3	$6,805.3	$5,614.0	33.2%	21.2%
Operating expenses:
Cost of revenues (excluding depreciation)(1)(4)	8,299.2	6,227.2	5,169.7	33.3%	20.5%
Selling, general and administrative expenses	192.3	167.6	147.3	14.7%	13.8%
Depreciation and amortization	45.1	29.9	26.9	50.8%	11.2%
Interest expense, net	42.6	46.8	64.1	-9.0%	-27.0%
Integration planning and relocation expenses	3.4	—	—	N/C	—

	8,582.6	6,471.5	5,408.0	32.6%	2.5%

Income from continuing operations before provision for (benefit from) income taxes	484.7	333.8	206.0	45.2%	62.1%
Provision for (benefit from) income taxes	193.9	(495.0)	15.5	N/C	N/C

Income from continuing operations	$290.8	$828.8	$190.5	-64.9%	335.1%

Income from continuing operations per common share—diluted	$1.10	$3.15	$0.73	-65.1%	331.5%

Operating Income (2)	$527.3	$380.6	$270.1	38.5%	40.9%

Operating Margin	5.82%	5.59%	4.81%

EBITDA (3)	$572.3	$410.5	$297.0	39.4%	38.2%

EBITDA Margin	6.31%	6.03%	5.29%

Net cash provided by (used in):
Continuing operations	$575.9	$408.4	$285.4	41.0%	43.1%

Investing activities	$(71.9)	$(98.0)	$(32.3)	-26.6%	203.4%

Financing activities	$66.9	$(112.3)	$(33.2)	N/C	238.3%

Discontinued operations and special charges	$(62.4)	$(50.4)	$(63.2)	23.8%	-20.3%

Revenues:
Mail service	$4,487.8	$3,410.1	$2,780.9	31.6%	22.6%
Retail (4)	4,522.1	3,341.4	2,781.3	35.3%	20.1%
Other	57.4	53.8	51.8	6.7%	3.9%

	$9,067.3	$6,805.3	$5,614.0	33.2%	21.2%

Cost of revenues:
Drug ingredient cost (4)	$7,961.1	$5,945.3	$4,923.6	33.9%	20.8%
Pharmacy operating costs and other costs of revenues (1)	338.1	281.9	246.1	19.9%	14.5%

	$8,299.2	$6,227.2	$5,169.7	33.3%	20.5%

Pharmacy claims processed:
Mail	24.9	20.2	18.2	23.3%	10.8%
Retail	89.9	71.3	63.8	26.0%	11.7%

	114.8	91.5	82.0	25.4%	11.5%

(1)	Cost of revenues excludes allocable depreciation of approximately $39 million, $25 million and $19 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are included in total depreciation and amortization for each period.
(2)	Operating Income equals net revenue less cost of revenue; selling, general and administrative expenses, depreciation and amortization and integration planning and relocation expenses. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (3) below.
(3)	We believe that EBITDA, which is a non-GAAP financial measure, is a supplemental measurement tool used by analysts and investors to help evaluate a company’s overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Income from continuing operations	$290,838	$828,797	$190,545
Depreciation and amortization	45,062	29,928	26,909
Interest expense, net	42,541	46,767	64,131
Provision for (benefit from) income taxes	193,893	(494,962)	15,450

EBITDA	572,334	410,530	297,035
Cash interest payments, net of interest income	(38,944)	(43,367)	(63,648)
Cash tax payments, net of refunds	(14,863)	(7,118)	(3,900)
Other non-cash expenses	1,215	1,063	—
Other changes in operating assets and liabilities, net of acquisitions/disposals of businesses	56,150	47,323	55,907

Net cash provided by continuing operations	$575,892	$408,431	$285,394

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

(4)	Includes approximately $1.2 billion, $905 million and $747 million for the years ended December 31, 2003, 2002 and 2001, respectively, of amounts paid by individual participants in our customers’ benefit plans directly to the third-party pharmacies in our retail networks (i.e., retail copayments).

Results of continuing operations for 2003 compared to 2002

Net Revenue. Net revenue increased by approximately $2.3 billion to approximately $9.1 billion in 2003 from approximately $6.8 billion in 2002. Increases in sales volumes, resulting primarily from net new customer additions and increases in the utilization of products, accounted for approximately $1.8 billion, or 79%, of the total increase in net revenue. Net revenue per prescription increases, primarily from drug cost inflation offset by increased generic utilization, accounted for an additional amount of approximately $446 million, or 20% of the increase in net revenue. We estimate that increases in generic dispensing rates lowered the amount of drug cost inflation referred to above by approximately $174 million during 2003.

Our other revenues presented in the preceding table are composed primarily of amounts billed for disease management services and for sales of de-identified pharmaceutical data. We recorded approximately $7 million of data sales revenue in 2003, compared to approximately $18 million in 2002, and this $11 million decrease was mostly offset by an increase of approximately $8.9 million in disease management revenues.

Cost of revenues. Drug ingredient costs increased approximately $2 billion to approximately $8 billion in 2003 from approximately $5.9 billion in 2002. Volume increases, resulting primarily from net new customer additions and increases in the utilization of products, represented approximately $1.6 billion, or 79%, of this increase. Increases in drug ingredient costs per prescription, primarily from drug cost inflation, resulted in approximately $425 million, or 21% of the increase. The rate of increase in drug ingredient costs per prescription was slightly higher than the rate of increase in net product sales revenue per prescription due to changes in the mix of mail and retail dispensing rates. We expect that margins on pharmaceutical products sold in 2004 will remain relatively constant with that experienced in 2003, absent consideration of the effects of the AdvancePCS Merger.

Pharmacy operating costs and other costs of revenue increased 19.9% in 2003. This increase corresponds primarily to increases in pharmacy operating costs necessary to service the 23.3% increase in the volume of mail service pharmacy claims, coupled with expenses incurred for capacity additions to our mail service pharmacies made necessary by this growth. Although these expenses increased on an absolute basis, they decreased as a percent of net revenue, from 4.1% in 2002 to 3.7% in 2003, due to our continued focus on gaining efficiencies through economies of scale and productivity improvements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on an absolute basis in 2003 to support the overall growth in our business and were partially offset by a reduction in the rate applied to revenue for allowances for credit losses due to favorable accounts receivable collection experience during 2003. Selling, general and administrative expenses decreased as a percentage of net revenue reflecting our continued focus on leveraging our existing infrastructure to grow our business.

Depreciation and Amortization. Depreciation and amortization increased in 2003 due primarily to the amounts and timing of depreciation related to capital expenditures made to increase capacities in our mail service pharmacies (primarily completion of our Arizona pharmacy and expansion of our Texas Pharmacy) and our call centers. Absent consideration of the effects of the AdvancePCS Merger, we expect that depreciation and amortization will increase to approximately $50 million to $55 million in 2004 as a result of the capital expenditures made in 2003 and the projected implementation dates of expenditures planned for 2004.

Interest Expense, Net. The decrease in net interest expense in 2003 resulted primarily from increased interest income generated by cash on hand.

Integration Planning and Relocation Expenses. We recorded approximately $3.4 million of expenses in 2003 related to integration planning activities with respect to the AdvancePCS Merger and relocation expenses for moving our corporate headquarters to Nashville, Tennessee. The amounts recorded for integration planning activities relate primarily to consulting expenses and other incremental direct costs incurred in the process of preparing for the closing of the AdvancePCS Merger. These expenses are expected to total an additional $12 million to $15 million in 2004.

Income Taxes. The provision for income taxes in 2003 was recorded at a 40% effective tax rate, which approximates the effective federal and state income tax rate applicable to our consolidated income. In 2002, we recognized a benefit from income taxes associated with the elimination of the valuation allowance previously applied to our net deferred income tax asset as discussed in the results of continuing operations for 2002 compared to 2001 below.

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

Our other revenues presented in the preceding table are composed primarily of amounts billed for disease management services and sales of de-identified pharmaceutical data. We recorded approximately $18 million of data sales revenue in 2002, compared to approximately $19 million in 2001.

Cost of revenues. Drug ingredient costs increased approximately $1.0 billion to approximately $5.9 billion in 2002 from approximately $4.9 billion in 2001. Volume increases, resulting primarily from net new customer additions and increases in the utilization of products, represented approximately $631.1 million, or 61.8%, of this increase. Increases in drug ingredient costs per prescription, primarily from drug cost inflation, resulted in approximately $371.5 million, or 36.4% of the increase. The rate of increase in drug ingredient costs per prescription was slightly lower than the rate of increase in revenue per prescription. While several factors, including drug cost inflation, contribute to increases in both the revenue and drug ingredient cost per prescription, we were able to maintain a lower inflation rate in drug ingredient costs, primarily due to increases in direct discounts from manufacturers (rebates) as well as through increased generic utilization.

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

Income Taxes. The net benefit from income taxes of $495 million compares to approximately $15.0 million of income tax expense in 2001 and is composed of approximately $25 million of current tax expense, which approximates the total amount of cash taxes we expect to pay related to our 2002 taxable income after utilization of net operating loss carryforwards, offset by a $520 million deferred tax benefit. This deferred tax benefit resulted from a reduction, in the fourth quarter of 2002, of the valuation allowance previously recorded to reduce the book value of our net deferred tax asset to its estimated realizable value. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), we were required to record a valuation allowance to the extent that it was “more likely than not” that we would not realize the benefits of this asset. In the fourth quarter of 2002, management determined that, based on our historical operating performance and on our reasonably expected future performance, we no longer met this criteria, and, accordingly reduced the valuation allowance. For further information, see Note 11, “Income Taxes,” to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

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

The following tables set forth selected information concerning our liquidity and capital resources and changes therein at and for the year ended December 31, 2003 (dollars in millions):

Summarized cash flows for the year ended December 31, 2003:

Net cash and cash equivalents provided by (used in):
Continuing operations	$575.9
Investing activities	(71.9)
Financing activities	66.9
Discontinued operations	(62.4)

Net increase in cash and cash equivalents for the year ended December 31, 2003	508.5
Cash and cash equivalents—December 31, 2002	306.8

Cash and cash equivalents—December 31, 2003	$815.3

Balance sheet metrics:

	December 31, 2003	December 31, 2002
Net working capital (1)	$882.6	$348.6
Days’ sales outstanding in accounts receivable	25.2	25.2
Days’ inventory on hand	8.5	10.9
Days’ expenses in payables (2)	36.1	35.3

Long-term debt:
Fixed-rate debt	$450.0	$450.0

Variable-rate debt	$245.6	$248.1

Availability under revolving credit facility	$288.8	$280.3

(1)	Working capital equals total current assets minus total current liabilities.
(2)	Includes both accounts payable and claims and discounts payable.

Cash Flows from Continuing Operations. Our performance relative to cash provided by continuing operations for the year ended December 31, 2003, resulted from factors discussed above related to EBITDA and income from continuing operations coupled with focused management of working capital. The decrease in days’ inventory on hand and increase in days’ expenses in payables are related primarily to the amounts and timing of inventory purchases and generated approximately $67 million of cash flows from continuing operations in 2003. Additionally, in December 2002 we purchased higher-than-normal inventory quantities to be able to service the significant amount of net new business which began on January 1, 2003; however, a similar purchase was not required in 2003, since we expect the net customer additions in 2004 to be phased in throughout the year.

Cash Flows from Investing Activities. Cash flows from investing activities for the year ended December 31, 2003, consist primarily of $63.2 million of capital expenditures and $8.6 million of cash outflows associated with acquisitions of businesses, of which approximately $8.3 million related to the AdvancePCS Merger.

Cash Flows from Financing Activities. During the year ended December 31, 2003, we received net proceeds of approximately $78.4 million from issuance of our common stock under employee benefit plans, including exercises of non-qualified stock options. This amount was significantly impacted by several of our former executives’ exercising options to purchase approximately 4.1 million shares of our common stock for aggregate consideration of approximately $62.7 million. These former executives had, as of December 31, 2003, options to purchase approximately 1.5 million additional shares of our common stock at a weighted average price of approximately $17.97 per share.

These proceeds were offset by our purchases of 365,000 shares of our common stock on the open market for aggregate consideration of approximately $6.1 million, the use of approximately $2.7 million to repurchase a warrant which granted the holder the right to purchase 200,000 shares of our common stock and debt-related payments of $2.6 million.

Cash Flows from Discontinued Operations. In addition to the amounts paid through December 31, 2003, to service liabilities which arose from our discontinued PPM operations, we have accrued approximately $42.1 million of remaining liabilities related to our discontinued operations. We expect to pay approximately $30 million of this accrued amount during 2004. These amounts are estimates, and actual amounts could differ from those recorded.

Working Capital. The increase in working capital from December 31, 2002 to December 31, 2003, is due primarily to our operating cash flow performance during the period and the proceeds received from the issuance of our common stock under employee benefit plans referred to above offset by capital expenditures and amounts paid in connection with the AdvancePCS Merger.

Credit Facility. We have a $550 million credit facility with Bank of America, N.A. as administrative agent which consists of a $300 million revolving credit facility maturing in March 2005 and a $250 million term loan facility maturing in March 2006. At December 31, 2003, borrowings under the credit facility bore interest at variable rates based on the London Inter-bank Offered Rate (“LIBOR”), plus varying margins and consisted of outstanding term loans of $245.6 million. At December 31, 2003, we had approximately $288.8 million available for borrowing under the revolving credit facility, exclusive of approximately $11.2 million reserved under letters of credit.

The credit facility is guaranteed by our material subsidiaries, secured by certain liens and pledges and contains restrictive covenants. The security interests, guarantees and covenants applicable to the credit facility are described in further detail in Note 8, “Long-Term Debt and Operating Leases” to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

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

Trade Receivables Sales Facility. We have arranged to sell an undivided percentage ownership interest in certain of our accounts receivable pursuant to a revolving period trade receivables sales facility which is described in further detail in Note 5, “Trade Receivable Sales Facility” to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K. At December 31, 2003, we had sold no interests in our accounts receivable into this facility and retained full availability of the $125 million committed thereunder.

Outlook

Liquidity and Capital Resources Overview. Absent consideration of the AdvancePCS Merger and Tender Offer, our liquidity needs currently arise primarily from: (i) funding discontinued operations (including the funding of any retained liabilities); (ii) commitments related to financing obtained through the issuance of long-term debt; (iii) working capital requirements and (iv) capital expenditures. We believe that our cash flows from operations and amounts available under our trade receivables sales facility and our revolving credit facility will be sufficient to meet our liquidity needs prior to the AdvancePCS Merger and Tender Offer.

Anticipated Effects of the AdvancePCS Merger and Tender Offer. We anticipate that we will restructure our funding sources in conjunction with closing the AdvancePCS Merger and Tender Offer. Management is currently negotiating specific details of this restructuring, which we expect to provide availability of approximately $1 billion and to include term loan, revolving credit facility and accounts receivable-backed borrowing components. Based on relevant balance sheet amounts reported by AdvancePCS and us as of December 31, 2003, and on our stock price at March 1, 2004, we would not have been required to borrow funds to close the AdvancePCS Merger or to effect the Tender Offer. The amount of cash which we may be required to borrow in order to effect the AdvancePCS Merger and Tender Offer depends on several factors, including fluctuations in the price of our common stock and the amounts of available cash on-hand for AdvancePCS and us on the closing date, which may be significantly different than amounts of cash on-hand at December 31, 2003. Each $1.00 change in the average closing price of our common stock for the five trading days preceding the closing date of the AdvancePCS Merger will result in a change of approximately $20 million in the amount of cash required to effect the AdvancePCS Merger.

Stock Repurchase Program. On July 1, 2002, we announced that we had adopted a plan to repurchase up to $150 million of our common stock on the open market. These repurchases will occur at times and in amounts permitted under our credit facility. We have repurchased 365,000 shares for approximately $6.1 million under this plan in 2003 and approximately 1.9 million shares for an aggregate amount of approximately $28.8 million under this plan to date.

Contractual Obligations and Commercial Commitments—Continuing Operations. We have various contractual obligations and/or commercial commitments arising from both our continuing and discontinued operations. These obligations and commitments are more fully described in this Annual Report on Form 10-K under various headings in MD&A as well as in the notes to our audited consolidated financial statements which appear beginning on page F-1. The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to our continuing operations at December 31, 2003 (in millions):

	Payments due under contractual obligations
	Total	2004	2005-2006	2007-2008	After 2008
Long-term debt—term loan facility (1)	$245.6	$2.5	$243.1	$—	$—
Long-term debt—letters of credit (1)	11.2	—	11.2	—	—
Long-term debt—senior subordinated notes (2)	450.0	—	450.0	—	—
Operating leases (3)	112.0	20.9	30.5	23.6	37.0

	$818.8	$23.4	$734.8	$23.6	$37.0

(1)	See “—Historical Liquidity and Capital Resources—Credit Facility” and financial statement Note 8, “Long-Term Debt and Operating Leases.”
(2)	See “—Historical Liquidity and Capital Resources—Senior Notes” and financial statement Note 8, “Long-Term Debt and Operating Leases.”
(3)	See financial statement Note 8, “Long-Term Debt and Operating Leases.”

See “—Discontinued Operations” for information about contractual obligations and commercial commitments related to our discontinued operations.

Integration Planning and Relocation Expenses. We expect integration planning and relocation expenses for 2004 to total approximately $12 million to $15 million. The significant majority of these costs are expected to be incurred in the first half of 2004. Subsequent to closing the AdvancePCS Merger, we may record additional expenses associated with post-merger integration activities; however, we do not expect such amounts to be material to our post-merger financial position, results of operations or cash flows.

Planned Capital Expenditures. We expect capital expenditures for 2004 to total approximately $60 million to $65 million, excluding any incremental capital expenditures incurred as a result of integrating facilities or information systems subsequent to consummation of the AdvancePCS Merger.

Discontinued Operations. Future cash needed to fund the remaining liabilities of discontinued operations and estimated exit costs, which was estimated to be approximately $42 million, in aggregate, at December 31, 2003, consisting primarily of accruals for real estate leases and legal disputes, will be funded by cash flows from continuing operations and, if necessary, by amounts available under our credit facilities. We believe that these sources will be sufficient to fund these payments, which we expect to total approximately $30 million in 2004.

We have various contractual obligations and commercial commitments arising from our discontinued operations. These primarily include obligations under various leases for commercial real estate. These leases had aggregate remaining rental payments, net of amounts to be paid to us under subleases, of approximately $11 million at December 31, 2003, due as follows: 2004—$1.8 million; 2005/2006—$2.7 million; 2007/2008—$3.0 million and after 2008—$3.5 million. These amounts represent totals for our net existing contractual obligations under these various leases and do not reflect our estimates of the effects of early termination. Additionally, we are named as guarantor or obligor on additional discontinued operations real estate leases which we assigned to third-parties. The aggregate amount of these guarantees totaled approximately $79.4 million at December 31, 2003, and expire as follows: 2004—$16.7 million; 2005/2006—$25.9 million; 2007/2008—$14.7 million and after 2008—$22.1 million. Additional information concerning the remaining contractual obligations and commercial commitments related to our discontinued operations can be found in Note 13, “Discontinued Operations and Related Contingencies” to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

Deferred Income Taxes. At December 31, 2003, we had a cumulative income tax net operating loss (“NOL”) carryforward of approximately $1.4 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, these net operating loss carryforwards will expire on various dates through 2020, with over 90% of the total NOL carryforward amount expiring from 2019 to 2021. In addition to these NOL carryforwards, we have approximately $42 million of future additional income tax deductions related to our discontinued operations. The Company also has a federal alternative minimum tax credit carryforward of approximately $27 million, which may be used to offset its ordinary federal corporate income taxes in the future.

Under FAS 109 we are required to record a valuation allowance against the deferred tax asset for the future tax benefits of tax loss and tax credit carryforwards, as well as for other temporary differences, if it is more likely than not that we will not be able to generate future taxable income sufficient to utilize the deferred tax asset to offset future taxes. In years prior to 2002, management believed this to be the case, and, accordingly, fully reserved our net deferred income tax asset.

During the fourth quarter of 2002, management determined that, based on our historical operating performance and on our reasonably expected future performance, we no longer met this “more likely than not” criteria, and, accordingly reduced the valuation allowance. For further information, see Note 11, “Income Taxes,” to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51 (“FIN 46”). Under FIN 46, as amended, certain “variable interest entities” which were previously used as vehicles for “off-balance sheet financing” were required to be included in the consolidated financial statements of the entities which are their primary beneficiaries. This requirement effectively eliminates the “off-balance sheet” accounting treatment for many such entities. The structure of our trade receivables sales facility, as previously described, is such that the provisions of FIN 46, when adopted by us in 2003, will result in no change in accounting for any of the transactions occurring thereunder.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements With Multiple Deliverables (“EITF 00-21”), in which it established the criteria under which individual components of contractual arrangements with customers could be identified as “separate units of accounting” and accounted for as distinct revenue-generating events under the existing accounting standards governing revenue recognition, including SAB 101. EITF 00-21 is effective for contracts entered into after June 15, 2003, and could result in a delay in recognizing revenue under contracts where certain elements do not meet the criteria to be designated as “separate units of accounting.”

As previously mentioned, customers who contract with us for pharmaceutical benefits management services may also contract with us for other services, including disease management and/or health benefits management. These arrangements may be entered into in a single contract, and, in such an instance, this contract would represent the sale of multiple deliverables, thereby falling within the scope of EITF 00-21. However, the utility of our pharmaceutical benefits management services is identical to customers regardless of their purchasing our disease management and/or health benefits management services. Since these services are also frequently sold to customers at different times and under separate contracts, we believe that they meet the separability requirements of EITF 00-21, and, thus, represent “separate units of accounting” for revenue recognition purposes. We have historically accounted for the revenues derived from such contracts in this manner, and our adoption of EITF 00-21 in 2003 had no impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility and for the discount on revolving sales of accounts receivable under our trade receivables sales facility. Our earnings and the fair value of our fixed-rate debt are subject to change as a result of movements in market interest rates. At December 31, 2003, we had $245.6 million of obligations which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at December 31, 2003, would result in an increase in annual interest expense of approximately $2.5 million, presuming that obligations subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on our outstanding obligations and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

Item 8. Financial Statements and Supplementary Data

Information with respect to this item is contained in our audited consolidated financial statements and financial statement schedules listed in the index on page F-1 of this Annual Report in Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. During the quarter ended December 31, 2003, there were no significant changes in our internal controls over financial reporting or in other factors that materially affected these controls subsequent to the evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the proxy statement for our 2004 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the proxy statement for our 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the proxy statement for our 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the proxy statement for our 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the proxy statement for our 2004 Annual Meeting of Stockholders.

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

(b) Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

Date	Event Reported
October 6, 2003	Item 5. Regulation G disclosures.

October 14, 2003	Items 5 & 7. Press release concerning the status of the Federal Trade Commission’s review of the AdvancePCS Merger.

October 28, 2003	Item 12. Earnings release for the quarterly period ended September 30, 2003.

(c) Exhibits

Exhibit No.
2.1	—	Second Amended and Restated Operations and Settlement Agreement, dated September 14, 2000, among the Director of the Department of Managed Care of the State of California; the Department of Managed Care of the State of California; J. Mark Abernathy, as Special Monitor-Examiner; the Company; and MedPartners Provider Network, Inc., a California corporation, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference. The Exhibits and Schedules that are referenced in the Operations and Settlement Agreement have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.

2.2	—	Second Amended Chapter 11 Plan of MedPartners Provider Network, Inc., dated July 7, 2000, filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference. The Exhibits and Schedules that are referenced in the Chapter 11 Plan of MedPartners Provider Network, Inc. have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.

Exhibit No.

2.3	—	Amended and Restated Supplemental Plan Agreement, dated September 14, 2000, among MedPartners Provider Network, Inc., the Company, certain direct and indirect subsidiaries of the Company, certain Managed Physician Practices, and certain Plans, filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference. The Exhibits and Schedules that are referenced in the Supplemental Plan Agreement have been omitted for purposes of this filing, but will be furnished supplementally to the commission upon request.

2.4	—	Agreement and Plan of Merger, dated as of September 2, 2003, by and among Caremark Rx, Inc., Cougar Merger Corporation and AdvancePCS, filed as Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003 and hereby incorporated herein by reference.

3.1	—	Caremark Rx, Inc. Third Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated herein by reference.

3.2	—	Certificate of Ownership and Merger, merging Caremark Rx, Inc. into MedPartners, Inc., filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 14, 1999, is hereby incorporated herein by reference.

3.3	—	Caremark Rx, Inc. Seventh Amended and Restated Bylaws.

4.1	—	Amended and Restated Rights Agreement, dated as of February 1, 2000, between Caremark Rx, Inc. and First Chicago Trust Company, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 4, 2000, is hereby incorporated herein by reference.

4.2	—	Amendment to the Amended and Restated Rights Agreement, dated November 7, 2001, filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated herein by reference.

4.3	—	Second Amended and Restated Rights Agreement, dated as of March 11, 2002, between Caremark Rx, Inc., and First Union National Bank, including exhibits thereto, filed as Exhibit 4.1 to Amendment No.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 8, 2002, is hereby incorporated herein by reference.

4.4	—	Purchase Contract Agreement, dated September 15, 1997, between MedPartners, Inc. and The First National Bank of Chicago, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-35665), is hereby incorporated herein by reference.

4.5	—	Pledge Agreement, dated September 15, 1997, by and between MedPartners, Inc., PNC Bank, Kentucky, Inc. and The First National Bank of Chicago, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-35665), is hereby incorporated herein by reference.

4.6	—	Form of Common Stock Certificate of the Company, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.

4.7	—	Certificate of Trust of Caremark Rx Capital Trust I, filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.

4.8	—	Trust Agreement of Caremark Rx Capital Trust I dated as of September 10, 1999, by and between the Company, the Wilmington Trust Company, and the Administrative Trustees named

Exhibit No.
therein, filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.

4.9	—	Amended and Restated Trust Agreement dated as of September 29, 1999, by and between the Company, the Wilmington Trust Company, and the Holders named therein, filed as Exhibit 4.3 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.

4.10	—	Indenture for the Convertible Subordinated Debentures due 2029 dated as of September 29, 1999 between the Company and the Wilmington Trust Company, filed as Exhibit 4.4 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.

4.11	—	Form of Common Securities of Caremark Rx Capital Trust I, filed as Exhibit 4.5 to Amendment No. 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.

4.12	—	Form of SPURS, filed as Exhibit 4.6 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.

4.13	—	Form of Convertible Subordinated Debentures due 2029, filed as Exhibit 4.7 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.

4.14	—	Guarantee Agreement dated as of September 29, 1999 by and between the Company and the Wilmington Trust Company, filed as Exhibit 4.8 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is hereby incorporated herein by reference.

4.15	—	Agreement Regarding Registration Rights between Caremark Rx, Inc., Joseph Littlejohn & Levy Fund III, L.P., and the other persons named on the signature pages thereof, dated as of September 2, 2003, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on September 4, 2003 and hereby incorporated by reference herein.

10.1	—	Consulting Agreement, dated as of August 7, 1996, by and among Caremark International, Inc., MedPartners, Inc. and C.A. Lance Piccolo, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-09767), is hereby incorporated herein by reference.

10.2	—	Employment Agreement, dated March 18, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, is hereby incorporated herein by reference.

10.3	—	Amendment No. 1 to Employment Agreement, dated August 6, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, is hereby incorporated herein by reference.

10.4	—	Amendment No. 2 to Employment Agreement, dated December 1, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, is hereby incorporated herein by reference.

10.5	—	Amendment No. 3 to Employment Agreement, dated March 8, 2000, by and between the Company and E. Mac Crawford, filed as Exhibit 10.5 to Amendment No. 2 to the Company’s

Exhibit No.
Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, is hereby incorporated herein by reference.

10.6	—	Amendment No. 4 to Employment Agreement, dated August 28, 2001, by and between the Company and E. Mac Crawford, filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, is hereby incorporated herein by reference.

10.7	—	Amendment No. 5 to Employment Agreement, dated November 12, 2002, by and between the Company and E. Mac Crawford, filed as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, is hereby incorporated herein by reference.

10.8	—	Employment Agreement, dated June 26, 2002, by and between the Company and A.D. Frazier, Jr., filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, is hereby incorporated herein by reference.

10.9	—	Employment Agreement, dated January 1, 2000, by and between the Company and John J. Arlotta, filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.

10.10	—	Consulting and Non-Compete Agreement, dated February 19, 2002, by and among the Company and John Arlotta, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is hereby incorporated herein by reference.

10.11	—	Amended and Restated Employment Agreement, dated May 1, 2000, by and between the Company and James H. Dickerson, Jr., filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.

10.12	—	First Amendment to Amended and Restated Employment Agreement, dated February 19, 2002, by and between the Company and James H. Dickerson, Jr., filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is hereby incorporated herein by reference.

10.13	—	Consulting and Noncompete Agreement, dated June 30, 2002, by and between the Company and James H. Dickerson, Jr., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, is hereby incorporated herein by reference.

10.14	—	Employment Agreement, dated July 1, 1998, by and between the Company and Edward L. Hardin, Jr., filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated herein by reference.

10.15	—	Amendment No. 1 to Employment Agreement, dated March 8, 2000, by and between the Company and Edward L. Hardin, Jr., filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated herein by reference.

10.16	—	Second Amendment to Employment Agreement, dated February 19, 2002, by and between the Company and Edward L. Hardin, Jr., filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is hereby incorporated herein by reference.

10.17	—	Amended and Restated Employment Agreement, dated December 31, 2001, by and between the Company and Howard A. McLure, filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, is hereby incorporated herein by reference.

Exhibit No.
10.18	—	Employment Agreement, dated June 1, 2000, by and between the Company and Bradley S. Karro, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated herein by reference.

10.19	—	Amended and Restated Incentive Compensation Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.

10.20	—	First Amendment to Amended and Restated Incentive Compensation Plan, dated November 15, 2000, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.21	—	Second Amendment to Amended and Restated Incentive Compensation Plan, dated January 12, 2001, filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.22	—	Amended and Restated 1993 Stock Option Plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.

10.23	—	First Amendment to Amended and Restated 1993 Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.24	—	Second Amendment to Amended and Restated 1993 Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.25	—	Amended and Restated 1994 Stock Option Plan, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.

10.26	—	First Amendment to Amended and Restated 1994 Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.27	—	Second Amendment to Amended and Restated 1994 Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.28	—	Non-Employee Director Stock Option Plan, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-14163), is hereby incorporated herein by reference.

10.29	—	Amended and Restated 1995 Stock Option Plan, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.

10.30	—	First Amendment to Amended and Restated 1995 Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.31	—	Second Amendment to Amended and Restated 1995 Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.32	—	Amended and Restated 1997 Long Term Incentive Compensation Plan, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.

Exhibit No.

10.33	—	First Amendment to 1997 Long Term Incentive Compensation Plan, dated November 15, 2000, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.34	—	Second Amendment to 1997 Long Term Incentive Compensation Plan, dated January 12, 2001, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.35	—	Amended and Restated 1998 Employee Stock Option Plan, filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.

10.36	—	First Amendment to Amended and Restated 1998 Employee Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.37	—	Second Amendment to Amended and Restated 1998 Employee Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.38	—	Amended and Restated 1998 New Employee Stock Option Plan, filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, is hereby incorporated herein by reference.

10.39	—	First Amendment to Amended and Restated 1998 New Employee Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.40	—	Second Amendment to Amended and Restated 1998 New Employee Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.41	—	Amended and Restated Receivables Transfer Agreement, dated as of January 31, 2001, among MP Receivables Company, as transferor, Caremark Inc., as originator and collection agent, Redwood Receivables Corporation, Park Avenue Receivables Corporation, The Chase Manhattan Bank, as agent for Park Avenue Receivables Corporation and the PARCO APA Banks (as defined therein), and General Electric Capital Corporation, as agent for Redwood Receivables Corporation and the Redwood Liquidity Providers (as defined therein) and as funding agent, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.42	—	Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2001, among Caremark Inc., as seller, and MP Receivables Company, as buyer, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.43	—	Credit Agreement, dated as of March 15, 2001, by and between the Company, the Initial Lenders named therein, Bank of America, N.A., J.P. Morgan, a division of Chase Securities, Inc., First Union National Bank, and Banc of America Securities LLC, filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.44	—	Amended and Restated Credit Agreement, dated as of April 11, 2002, among the Company; the Initial Lender Parties named therein; J.P. Morgan Securities Inc.; Wachovia Bank, National Association; Bank of America Securities LLC and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, is hereby incorporated herein by reference.

Exhibit No.

10.45	—	First Amendment and Waiver dated August 26, 2002 to the First Amended and Restated Credit Agreement dated April 11, 2002 among the Company; the Initial Lender Parties named therein; J.P. Morgan Securities Inc.; Wachovia Bank, National Association; Bank of America Securities LLC and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, is hereby incorporated herein by reference.

10.46	—	Text of Final Order approving the class action settlement in the class action lawsuit entitled James Taff et al. v. Caremark Rx, Inc. et al., Case No. 0072, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 13, 2000, is hereby incorporated herein by reference.

10.47	—	Pledge and Security Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee, filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.48	—	Trust Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee, filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated herein by reference.

10.49	—	Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated herein by reference.

10.50	—	Supplemental Executive Retirement Plan, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated herein by reference.

10.51	—	Employee Stock Purchase Plan, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated herein by reference.

10.52	—	Amendment One to the Employee Stock Purchase Plan, filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated herein by reference.

10.53	—	Amendment Two to the Employee Stock Purchase Plan, filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated herein by reference.

10.54	—	Voting Agreement, dated as of September 2, 2003, among Caremark Rx, Inc. and Joseph Littlejohn & Levy Fund III, L.P., in its capacity as a stockholder of AdvancePCS, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 4, 2003 and hereby incorporated by reference herein.

21	—	Subsidiaries of the Company, filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated herein by reference.

23.1	—	Consent of KPMG LLP

23.2	—	Information Concerning Consent of Arthur Andersen LLP

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREMARK RX, INC.

By:	/s/ HOWARD A. MCLURE
Howard A. McLure Executive Vice President and Chief Financial Officer

Date: March 4, 2004

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. MAC CRAWFORD E. Mac Crawford	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2004

/s/ A.D. FRAZIER, JR. A.D. Frazier, Jr.	President, Chief Operating Officer and Director	March 4, 2004

/s/ HOWARD A. MCLURE Howard A. McLure	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 4, 2004

/s/ EDWARD L. HARDIN, JR. Edward L. Hardin, Jr.	Executive Vice President, General Counsel and Director	March 4, 2004

/s/ MARK S. WEEKS Mark S. Weeks	Senior Vice President and Controller	March 4, 2004

/s/ EDWIN M. BANKS Edwin M. Banks	Director	March 1, 2004

/s/ C. DAVID BROWN II C. David Brown II	Director	March 1, 2004

/s/ COLLEEN CONWAY-WELCH Colleen Conway-Welch	Director	February 29, 2004

/s/ HARRIS DIAMOND Harris Diamond	Director	March 3, 2004

/s/ KRISTEN E. GIBNEY WILLIAMS Kristen E. Gibney Williams	Director	February 26, 2004

/s/ ROGER L. HEADRICK Roger L. Headrick	Director	February 27, 2004

/s/ TED H. MCCOURTNEY Ted H. McCourtney	Director	February 26, 2004

/s/ C. A. LANCE PICCOLO C. A. Lance Piccolo	Director	February 26, 2004

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Caremark Rx, Inc.:

We have audited the accompanying consolidated balance sheets of Caremark Rx, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity (deficit) and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements of Caremark Rx, Inc. and subsidiaries, as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 1, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caremark Rx, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

KPMG LLP

Nashville, Tennessee

February 6, 2004

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS

To Caremark Rx, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders’ deficit and cash flows of Caremark Rx, Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in stockholders’ deficit and cash flows of Caremark Rx, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/    ARTHUR ANDERSEN LLP

Arthur Andersen LLP

Birmingham, Alabama

February 1, 2002

Note: This is a copy of the report previously issued by Arthur Andersen LLP (updated to reflect the period audited by Arthur Andersen LLP presented herein) in connection with its audit of the financial statements appearing in Caremark Rx, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the SEC on February 20, 2002. This report has not been reissued by Arthur Andersen LLP in connection with the financial statements appearing in this Annual Report on Form 10-K for the year ended December 31, 2003. See Exhibit 23.2 for further information.

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$815,328	$306,804
Accounts receivable, less allowance for doubtful accounts of $24,746 in 2003 and $23,239 in 2002	669,680	506,919
Inventories	204,939	200,412
Deferred tax asset, net	240,978	201,738
Prepaid expenses and other current assets	15,752	9,772

Total current assets	1,946,677	1,225,645

Property and equipment, net	159,769	139,002
Goodwill, net	49,171	48,844
Other intangible assets, net	9,273	12,760
Deferred tax asset, net	227,426	412,588
Other assets	81,312	73,901

Total assets	$2,473,628	$1,912,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$385,362	$294,758
Claims and discounts payable	509,713	370,031
Other accrued expenses and liabilities	158,666	180,685
Income taxes payable	7,820	3,409
Current portion of long-term debt	2,500	2,500
Current liabilities of discontinued operations	—	25,622

Total current liabilities	1,064,061	877,005

Long-term debt, net of current portion	693,125	695,625
Other long-term liabilities	75,804	82,417

Total liabilities	1,832,990	1,655,047

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; 400,000 shares authorized; issued and outstanding—268,578 shares in 2003 and and 263,005 shares in 2002	269	263
Additional paid-in capital	1,762,477	1,665,155
Treasury stock—1,855 shares in 2003 and 1,490 shares in 2002	(28,782)	(22,671)
Shares held in trust—6,263 in 2003 and 6,376 in 2002	(101,103)	(102,948)
Accumulated deficit	(981,233)	(1,272,071)
Accumulated other comprehensive loss	(10,990)	(10,035)

Total stockholders’ equity	640,638	257,693

Total liabilities and stockholders’ equity	$2,473,628	$1,912,740

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Net revenue (1)	$9,067,291	$6,805,348	$5,614,029

Operating expenses:
Cost of revenues (1).	8,299,190	6,227,182	5,169,716
Selling, general and administrative expenses	192,328	167,636	147,278
Depreciation and amortization	45,062	29,928	26,909
Interest expense, net	42,541	46,767	64,131
Integration planning and relocation expenses	3,439	—	—

	8,582,560	6,471,513	5,408,034

Income from continuing operations before provision for (benefit from) income taxes	484,731	333,835	205,995
Provision for (benefit from) income taxes	193,893	(494,962)	15,450

Income from continuing operations	290,838	828,797	190,545
Loss from discontinued operations, net of income tax benefit of $25,002	—	(37,503)	—

Net income	290,838	791,294	190,545
Preferred security dividends	—	9,913	13,217

Net income to common stockholders	$290,838	$781,381	$177,328

Average number of common shares outstanding—basic	257,925	234,222	224,740

Average number of common shares outstanding—diluted	264,781	263,305	262,237

Earnings per common share—basic:
Income from continuing operations	$1.13	$3.50	$0.79

Loss from discontinued operations	$—	$(0.16)	$—

Net income to common stockholders	$1.13	$3.34	$0.79

Earnings per common share—diluted:
Income from continuing operations	$1.10	$3.15	$0.73

Loss from discontinued operations	$—	$(0.14)	$—

Net income to common stockholders	$1.10	$3.01	$0.73

(1)	Includes $1,244,222; $905,280 and $747,209 of Retail Copayments for the years ended December 31, 2003, 2002 and 2001, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Common stock:
Balance—beginning of year	$263	$233	$231
Conversion of Convertible Preferred Securities	—	27	—
Exercise of employee stock options	6	3	2

Balance—end of year	269	263	233

Additional paid-in capital:
Balance—beginning of year	1,665,155	1,395,246	1,399,902
Exercise of employee stock options	76,392	21,896	9,020
Repurchase of warrant	(2,771)	—	—
Income tax benefit from employee exercises of stock options	22,332	62,842	—
Issuances of shares held in trust:
Employee stock options	—	—	(2,284)
Employee stock purchase plan	154	(175)	(389)
Stock issued to TAPS holders upon conversion, net of issuance costs and return of escrowed funds	—	1,496	2,214
Conversion of Convertible Preferred Securities	—	192,701	—
Preferred security dividends	—	(9,913)	(13,217)
Other	1,215	1,062	—

Balance—end of year	1,762,477	1,665,155	1,395,246

Treasury stock:
Balance—beginning of year	(22,671)	—	—
Purchases of treasury stock	(6,111)	(22,671)	—

Balance—end of year	(28,782)	(22,671)	—

Shares held in trust:
Balance—beginning of year	(102,948)	(104,581)	(115,287)
Exercise of employee stock options	—	—	9,410
Stock issued under employee stock purchase plan	1,845	1,633	1,296

Balance—end of year	(101,103)	(102,948)	(104,581)

Accumulated deficit:
Accumulated deficit—beginning of year	(1,272,071)	(2,063,365)	(2,253,910)
Net income	290,838	791,294	190,545

Accumulated deficit—end of year	(981,233)	(1,272,071)	(2,063,365)

Accumulated other comprehensive loss:
Accumulated other comprehensive loss—beginning of year	(10,035)	—	—
Other comprehensive loss—minimum pension liability accrual, net of income tax benefit of $636 in 2003 and $6,690 in 2002	(955)	(10,035)	—

Accumulated other comprehensive loss—end of year	(10,990)	(10,035)	—

Total stockholders’ equity (deficit)	$640,638	$257,693	$(772,467)

Comprehensive income:
Net income	$290,838	$791,294	$190,545
Other comprehensive loss	(955)	(10,035)	—

Comprehensive income	$289,883	$781,259	$190,545

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$290,838	$791,294	$190,545
Adjustments to reconcile net income to net cash provided by continuing operations:
Deferred income taxes	174,614	(520,000)	—
Loss from discontinued operations net of income tax benefit	—	37,503	—
Depreciation and amortization	45,062	29,928	26,909
Provision for doubtful accounts	8,909	13,457	16,292
Non-cash interest expense	3,607	3,400	3,521
Other non-cash expenses	1,215	1,063	—
Changes in operating assets and liabilities, net of effects of acquisitions and/or disposals of businesses:
Accounts receivable	(171,570)	(92,635)	(90,765)
Inventories	(4,527)	(52,929)	39,869
Accounts payable	85,484	89,488	31,428
Claims and discounts payable	136,502	72,301	20,887
Deferred revenue from mail service agreement termination	(3,861)	(3,875)	10,669
Other operating assets and liabilities	9,619	39,436	36,039

Net cash provided by continuing operations	575,892	408,431	285,394
Cash flows from investing activities:
Capital expenditures	(63,243)	(48,400)	(39,909)
Acquisitions of businesses, net of cash acquired	(8,610)	(49,581)	—
Proceeds from asset purchase agreement termination	—	—	7,651

Net cash used in investing activities	(71,853)	(97,981)	(32,258)
Cash flows from financing activities:
Proceeds from exercise of stock options and retirement of warrant	75,626	24,843	19,269
Purchase of treasury stock	(6,111)	(22,671)	—
Net repayments under credit facility	(2,500)	—	(37,097)
Debt and Convertible Preferred Securities issuance costs	(100)	(1,291)	(5,113)
Net proceeds (repayments) under trade receivables sales facility	—	(99,200)	153
Dividend payments on Convertible Preferred Securities	—	(14,000)	(10,392)

Net cash provided by (used in) financing activities	66,915	(112,319)	(33,180)
Cash paid for special charges	—	—	(969)
Cash used in discontinued operations	(62,430)	(50,393)	(62,273)

Net increase in cash and cash equivalents	508,524	147,738	156,714
Cash and cash equivalents—beginning of year	306,804	159,066	2,352

Cash and cash equivalents—end of year	$815,328	$306,804	$159,066

Non-cash financing activity:
Conversion of Convertible Preferred Securities into 26,850 common shares	$—	$200,000	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1. Business and Basis of Presentation

Caremark Rx, Inc., a Delaware corporation (the “Company”), is one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $9.1 billion for 2003. The Company’s operations are conducted primarily through its wholly-owned, indirect subsidiary, Caremark Inc. (“Caremark”). The Company’s customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States.

The Company’s pharmaceutical services are generally referred to as pharmacy benefit management, or “PBM,” services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. The Company dispenses prescription drugs on behalf of its customers through its four large, automated mail service pharmacies and its 19 smaller regional mail service pharmacies. The Company also maintains a nationwide network composed of more than 55,000 independent retail pharmacies with which it has contracted to purchase pharmaceuticals on behalf of its customers for immediate delivery to their participants.

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

The Company continually evaluates whether events and circumstances have occurred that indicate that its long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets’ fair values. None of the Company’s assets were impaired during 2003, 2002 or 2001.

Revenue Recognition. The Company generates its net revenue primarily from dispensing prescription drugs and performing related services. The Company dispenses prescription drugs both directly, through its mail service pharmacies, and indirectly, through its network of third-party retail pharmacies. The Company recognizes revenues from prescription drugs dispensed by its mail service pharmacies, and under retail network contracts where it is the principal, on a gross basis at the prescription prices (ingredient cost plus dispensing fee) negotiated with the Company’s customers. Net revenue includes: (i) the portion of this amount that the customer pays directly to the Company, net of any volume-related or other sales discounts paid back to the customer, as

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

discussed further below at “Drug Discounts,” (ii) the portion of this amount paid to either the Company (“Mail Copayments”) or a third-party pharmacy in its retail network (“Retail Copayments”) by individual participants in customers’ benefit plans and (iii) administrative fees for retail network contracts where it is not the principal obligor as discussed further below. The Company’s net revenue for the years ended December 31, 2003, 2002 and 2001 includes Retail Copayments of approximately $1.2 billion, $905 million and $747 million, respectively, which were made directly by customers to the pharmacies in our independent retail network.

SEC Staff Accounting Bulletin No. 101 (“SAB 101”) provides general criteria for the timing aspect of revenue recognition, including consideration of whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. The Company has established the following revenue recognition policies in accordance with SAB 101:

•	Revenues generated from dispensing prescription drugs from the Company’s mail service pharmacies are recognized when each prescription is shipped. At the time of shipment, the Company has performed substantially all of its obligations under its customer contracts and also does not experience a significant level of reshipments; and

•	Revenues generated from sales of prescription drugs by pharmacies in the Company’s third-party retail network and associated administrative fees are recognized when each claim is adjudicated using the Company’s on-line claims processing system at the point-of-sale.

The Company has determined that it is a principal in virtually all of its retail network transactions under the indicators set forth in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), due to its: (i) being the primary obligor in the arrangement; (ii) having latitude in establishing price; (iii) changing the product or performing part of the service; (iv) having discretion in supplier selection; (v) involvement in the determination of product or service specifications and (vi) having credit risk. The Company’s obligations under its customer contracts are separate from its responsibilities to pharmacies under its retail network contracts; therefore, the Company is liable to pay the retail pharmacies in its networks for products dispensed, regardless of whether it is paid by its customers. The Company’s responsibilities under customer contracts include, among others, validating eligibility and coverage levels, communicating the prescription price and the copayment due to the retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting clinically appropriate generic alternatives where applicable, and approving the prescription for dispensing. Although the Company does not have credit risk with respect to Retail Copayments, management believes that all of the other indicators of gross treatment are present.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Cost of Revenues. The Company’s cost of revenues includes the cost of pharmaceuticals dispensed, either directly through the Company’s mail service pharmacies or indirectly through its network of third-party retail pharmacies, and the operating costs of the Company’s mail service pharmacies, customer service operations and related information technology support, excluding depreciation and/or amortization. The cost of pharmaceuticals dispensed component of cost of revenues totaled approximately $8.0 billion, $5.9 billion and $4.9 billion in 2003, 2002 and 2001, respectively, and consists of the following principal components: (i) the cost of products purchased from manufacturers or distributors and shipped to participants in customers’ benefit plans from the Company’s mail service pharmacies, net of any associated volume-related or other purchase discounts, as discussed further below at “Drug Discounts,” and (ii) the cost of products distributed (including Retail Copayments) through the Company’s third-party retail network under contracts where it is the principal, net of any associated volume-related or other purchase discounts.

Drug Discounts. The Company deducts from its revenues any discounts paid to its customers. The Company has historically used this accounting treatment, which is consistent with that specified in Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”), which the Company adopted, with no impact to its financial position or results of operations, in 2002. The discounts that the Company pays to its customers are usually based on fixed amounts per prescription for products dispensed, and any related liability is included in the total for “Claims and discounts payable.”

The Company also receives various forms of purchase discounts on its products. The Company’s contractual arrangements with various vendors, including manufacturers, wholesalers and retail pharmacies/chains, typically provide for its receiving discounts from established list prices in one, or a combination of, the following forms: (i) a direct discount at the time of purchase; (ii) a discount for prompt payment of invoices or (iii) when products are indirectly purchased from a manufacturer (e.g. through a wholesaler or retail pharmacy or chain), a discount paid subsequent to dispensing, or rebate. The Company also receives additional discounts under its wholesale contract if it exceeds contractually defined annual purchase volumes. The rebates that the Company receives from manufacturers are recognized on a prescriptions-dispensed basis and are calculated on quarterly dispensed volumes. Rebates are generally billed to manufacturers within 30 days subsequent to the end of the applicable quarter. Historically, the effect of any adjustments resulting from the reconciliation of rebates recognized and recorded to amounts billed and collected has not been material to the Company’s results of operations, and the Company accounts for any such difference as a change in accounting estimate in the period the reconciliation is completed.

The Company earns purchase discounts at various points in its business cycle (product purchase, vendor payment or at the time of dispensing) for products it dispenses from both its mail service pharmacies and the pharmacies in its third-party retail networks. Purchase discounts the Company earns are recorded as a reduction of “Cost of revenues.” The Company has historically used this accounting treatment, which is consistent with that specified in Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”), which the Company adopted, with no impact to its financial position or results of operations, in 2003. Any related asset is included in the total for “Accounts receivable.”

Stock Options. The Company accounts for options to purchase its common stock under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). When the Company adopted FAS 123, it elected to continue using the intrinsic value method of expense recognition contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, instead of the fair value method found in FAS 123, to account for employee stock options granted under its stock-based compensation plans.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The intrinsic value method requires the Company to recognize compensation expense based on the difference in the market price and the exercise price of options at their grant date. The exercise price of option grants under the Company’s stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no compensation expense related to the initial grant of these options has been recognized in the accompanying audited consolidated financial statements.

FAS 123 requires companies which elected to continue applying the intrinsic value method to disclose pro forma information regarding net income and earnings per share as if the Company had recognized compensation expense for employee stock option grants using the fair value method described therein. The pro forma impact of applying this provision, using the Black-Scholes model (multiple-option method) to compute the fair value of stock option grants, on the Company’s net income to common stockholders and net income per common share is as follows (dollars in millions, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
As reported:
Net income to common stockholders	$290.8	$781.4	$177.3

Stock-based employee compensation cost (1)	$0.3	$0.6	$—

Net income per common share—basic	$1.13	$3.34	$0.79

Net income per common share—diluted	$1.10	$3.01	$0.73

Pro forma:
Net income to common stockholders	$284.8	$769.6	$159.3

Stock-based employee compensation cost (2)	$6.3	$11.8	$18.0

Net income per common share—basic	$1.10	$3.29	$0.71

Net income per common share—diluted	$1.07	$2.96	$0.66

Black-Scholes assumptions (3) (weighted average):
Risk-free interest rate	2.01%	2.87%	3.00%
Expected volatility	45%	45%	55%
Expected option lives (years from vest date)	3.1	6.3	1.0

(1)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) included in the determination of net income to common stockholders during the period. Amounts are related to one option grant for which the terms were modified in such a way as to create a new measurement date for accounting purposes.
(2)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income to common stockholders if the fair value method had been applied to all awards vesting during the period.
(3)	Represents Black-Scholes inputs used to value options granted during the period.

See Note 10, “Stockholders’ Equity” for additional information concerning the Company’s stock option plans.

Oxford Mail Service Agreement Restructuring. In November 2001, the Company and Oxford Health Plans (“Oxford”) restructured their agreement, resulting in Oxford’s paying the Company consideration totaling

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

$20 million. This amount was reduced by approximately $1.6 million for contingent consideration payable to Oxford under the original agreement. Approximately $7.7 million of the remainder was applied to a related intangible asset with $10.7 million being deferred and amortized into revenue over the remaining life of the restructured agreement.

Recent Accounting Pronouncements. In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51 (“FIN 46”). Under FIN 46, as amended, certain “variable interest entities” which were previously used as vehicles for “off-balance sheet financing” were required to be included in the consolidated financial statements of the entities which are their primary beneficiaries. This requirement effectively eliminates the “off-balance sheet” accounting treatment for many such entities. The structure of the Company’s trade receivables sales facility, which is further described below at Note 5, Trade Receivables Sales Facility, is such that the provisions of FIN 46 resulted in no change in accounting for any of the transactions occurring thereunder when the Company adopted FIN 46 in 2003.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements With Multiple Deliverables (“EITF 00-21”), in which it established the criteria under which individual components of contractual arrangements with customers could be identified as “separate units of accounting” and accounted for as distinct revenue-generating events under the existing accounting standards governing revenue recognition, including SAB 101. EITF 00-21 is effective for contacts entered into after June 15, 2003, and could result in a delay in recognizing revenue under contracts where certain elements do not meet the criteria to be designated as “separate units of accounting.”

As previously mentioned, customers who contract with the Company for pharmaceutical benefits management services may also contract with the Company for other services, including disease management. These arrangements may be entered into in a single contract, and, in such an instance, this contract would represent the sale of multiple deliverables, thereby falling within the scope of EITF 00-21. However, the utility of the Company’s pharmaceutical benefits management services is identical to customers regardless of their purchasing its disease management services. Since these services are also frequently sold to customers at different times and under separate contracts, the Company believes that they meet the separability requirements of EITF 00-21, and, thus, represent “separate units of accounting” for revenue recognition purposes. The Company has historically accounted for the revenues derived from such contracts in this manner, and its adoption of EITF 00-21 in 2003 had no impact on its financial position or results of operations.

3. Mergers and Acquisitions

Proposed Merger with AdvancePCS. On September 2, 2003, Caremark Rx and AdvancePCS issued a joint press release announcing that they had entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Caremark Rx will acquire 100 percent of AdvancePCS (the “AdvancePCS Merger”).

Under the terms of the Merger Agreement, AdvancePCS’s stockholders will receive value equivalent to 2.15 shares of Caremark Rx common stock for each AdvancePCS share outstanding, to be paid in Caremark Rx common stock (90%) and cash (10%). Additionally, holders of AdvancePCS stock options and warrants will receive stock options or warrants to purchase an equivalent amount of Caremark Rx common stock after application of the 2.15:1 exchange ratio. Following the AdvancePCS Merger, Caremark Rx’s existing stockholders will retain approximately 58% of the combined company, and AdvancePCS’s stockholders will receive Caremark Rx common stock representing an ownership interest equivalent to approximately 42% of the combined company on a fully diluted basis.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Completion of the AdvancePCS Merger is subject to certain conditions which include, but are not limited to, the receipt of various stockholder approvals from both companies’ stockholders of record as of February 5, 2004 (the “Record Date”). Caremark Rx’s Special Meeting of Stockholders (the “Special Meeting”) and AdvancePCS’s Annual Meeting of Stockholders at which these matters will be voted upon by the stockholders of the respective companies are scheduled for March 22, 2004.

The Company cannot guarantee that the AdvancePCS Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement. For additional information concerning the AdvancePCS Merger, see the Company’s Registration Statement on Form S-4 (Registration No. 333-109519).

Cougar Merger Corporation (“Cougar”), a wholly-owned subsidiary of Caremark Rx, Inc. that was formed to effect the AdvancePCS Merger, commenced a tender offer and consent solicitation (“Tender Offer”) with respect to AdvancePCS’s 8 1/2% senior notes due 2008 (the “AdvancePCS Senior Notes”), pursuant to which Cougar has offered to repurchase the AdvancePCS Senior Notes and has requested the consent of the holders thereof to make certain amendments to the indenture governing the AdvancePCS Senior Notes. The Company intends to consummate the Tender Offer on or shortly after the closing date of the AdvancePCS Merger and expects to fund the Tender Offer with the proceeds generated from among a combination of borrowings under a term loan, revolving facility and/or asset-backed credit facility which is currently being negotiated by the Company and is expected to close no later than the closing of the AdvancePCS Merger. The closing of the Tender Offer is contingent on the closing of both the AdvancePCS Merger and these borrowing facilities. The AdvancePCS Merger and the Tender Offer are hereinafter referred to collectively as the “AdvancePCS Merger and Tender Offer.”

Choice Source Therapeutics. On April 30, 2002, the Company acquired all of the outstanding capital stock of seven corporations under common control and collectively doing business as Choice Source Therapeutics (“Choice Source”) for aggregate consideration of approximately $49.3 million, including acquisition-related expenses. Choice Source distributes pharmaceutical products, primarily those used for the treatment of hemophilia, to customers located in the U.S. The Company funded the acquisition of Choice Source from cash on hand.

The Company recorded the acquisition of Choice Source using the purchase method of accounting as required by FAS 141. The Company recorded approximately $4.1 million of net working capital, $2.0 million of identifiable intangible assets and $43.2 million of goodwill in the initial purchase price allocation for Choice Source. The identifiable intangible assets of Choice Source consist entirely of certain licenses with indefinite estimated useful lives and are, therefore, not subject to amortization. Choice Source’s financial position, results of operations and cash flows, none of which are material to the Company as a whole, have been included in the Company’s audited consolidated financial statements since May 1, 2002.

4. Supplemental Cash Flow Information

Supplemental information with respect to the Company’s cash flows (including cash flows from discontinued operations) for each of the three years ended December 31, 2003 is as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Cash paid during the period for:
Interest, net of interest income	$38,944	$43,367	$63,648

Income taxes, net of refunds received	$14,863	$7,118	$3,900

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

5. Trade Receivables Sales Facility

The Company has arranged to sell an undivided percentage ownership interest in certain of its accounts receivable pursuant to a revolving period trade receivables sales facility with General Electric Capital Corporation (“GECC”). GECC’s $125 million commitment under this facility expires in January 2006. The Chase Manhattan Bank’s $25 million commitment under this facility expired in February 2003. There were no amounts outstanding under this facility at December 31, 2003.

At December 31, 2001, the conduit had purchased an interest in approximately $99.2 million of the trade accounts receivable owned by MP Receivables Company, a wholly-owned, indirect subsidiary of the Company which is included in the accompanying audited consolidated financial statements. MP Receivables’ retained interest in these accounts receivable, excluding the $20 million restricted capital amount described below, was approximately $183 million at December 31, 2001. In 2002, the Company repaid the conduit $99.2 million so that the conduit’s interest in the Company’s accounts receivable was reduced to zero. At December 31, 2003, the Company retained full availability of amounts committed under the trade receivables sales facility.

Delinquent amounts and credit losses related to these receivables were not material for any period presented. Sales of interests in our receivables under this facility during 2003, 2002 and 2001 resulted in the recognition of expenses of $0.5 million, $0.5 million and $4.0 million, respectively.

The Company is required by the terms of the trade receivables sales facility to maintain $20 million of net assets in MP Receivables. To reflect the impact of this requirement, the Company has classified $20 million of MP Receivables’ retained interest in the trade accounts receivable subject to the facility as “Other non-current assets” rather than “Accounts receivable” in the accompanying audited consolidated balance sheets. Additionally, this facility is structured so that the accounts receivable underlying the undivided percentage ownership interest sold to the conduit are segregated from the remainder of the Company’s assets. The collections on these receivables must be used to satisfy the conduit’s interest therein before they are available to be used by the Company to satisfy its other obligations.

The Company accounts for its trade receivables sales facility under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125 (“FAS 140”) and FIN 46. Under FAS 140 and FIN 46, certain criteria must be met for a particular transaction or series of transactions to receive “sale treatment” (whereby the assets sold are removed from the balance sheet) rather than being treated as a loan with a pledge of an asset as collateral. The Company’s trade receivables sales facility is structured so that the transactions occurring thereunder meet these criteria.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

6. Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the shorter of the estimated useful life of each asset or the term of any underlying lease. Estimated useful lives range from 5 to 30 years for buildings, up to 15 years for leasehold improvements and 3 to 11 years for equipment and computer software. Property and equipment consisted of the following at December 31, 2003 and 2002 (in thousands):

	December 31,
	2003	2002
Land	$1,532	$—
Buildings and leasehold improvements	55,352	46,097
Equipment and computer software	237,935	208,900
In-process construction and software development	29,182	32,697

	324,001	287,694
Less accumulated depreciation	(164,232)	(148,692)

	$159,769	$139,002

Depreciation expense was approximately $45.0 million, $29.9 million and $24.1 million for the years ended December 31, 2003, 2002, and 2001, respectively.

7. Goodwill and Other Intangible Assets

Goodwill consists primarily of amounts attributable to the acquisition of Choice Source. Other intangible assets consisted of the following at December 31, 2003 and 2002 (in thousands):

	December 31,
	2003	2002
Indefinitely-lived identifiable intangible assets acquired in business combinations (not subject to amortization)	$2,043	$2,023

Deferred financing costs	23,386	23,286
Accumulated amortization	(16,156)	(12,549)

	7,230	10,737

	$9,273	$12,760

The portion of amortization expense related to debt issuance costs has been classified as interest expense and totaled $3.6 million, $3.4 million and $3.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense, other than amounts classified as interest expense, for each of the two years ended December 31, 2003, was not material and totaled $2.8 million for the year ended December 31, 2001. Future amortization expense for intangible assets existing at December 31, 2003, will consist almost entirely of amounts classified as interest expense and would total approximately $3 million per year for each of the three years ending in 2006, absent consideration of the potential replacement of certain of the related debt agreements in 2004 as described below. To the extent these agreements are replaced, the Company expects to recognize an expense of approximately $1.3 million, net of income tax benefit, from writing off the remaining capitalized amount of related deferred financing costs.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

8. Long-Term Debt and Operating Leases

Information with respect to the Company’s long-term debt at December 31, 2003 and 2002 is as follows (in thousands):

	December 31,
	2003	2002
Credit facility:
Term loan facility (3.38% at December 31, 2003)	$245,625	$248,125
Revolving facility	—	—

	245,625	248,125
7.375% senior notes due 2006 (1)	450,000	450,000

	695,625	698,125
Less: amounts due within one year	(2,500)	(2,500)

	$693,125	$695,625

(1)	The fair value of these obligations, based on quoted market prices, was $483.8 million and $456.8 million at December 31, 2003 and 2002, respectively.

Credit Facility. The Company has a credit facility with Bank of America, N.A. as administrative agent. The credit facility is guaranteed by the Company’s material subsidiaries, including Caremark, and the Company and its material subsidiaries have granted a lien on substantially all of their respective current and future personal property and pledged the capital stock of Caremark International Inc., the parent company of Caremark, as security for amounts outstanding.

The credit facility consists of: (i) a $250 million term loan facility maturing on March 15, 2006, with scheduled quarterly principal payments of $625,000, and (ii) a $300 million revolving credit facility maturing on March 15, 2005. At December 31, 2003, the Company had approximately $288.8 million available for borrowing under the revolving facility, exclusive of approximately $11.2 million reserved under letters of credit.

Borrowings under the credit facility currently bear interest at variable rates based on the London Inter-bank Offered Rate (“LIBOR”), plus varying margins. At the Company’s option, or upon certain defaults or other events, borrowings under the credit facility may instead bear interest based on the prime rate plus varying margins.

The credit facility contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, make capital expenditures, prepay or modify the terms of other indebtedness, pay dividends and other distributions or change the nature of its business. In addition, the Company is required to comply with specified financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. The credit facility includes various customary and other events of default, including cross default provisions and defaults for any material judgment or change in control. The acquisition covenant of the credit facility is not suitably structured to allow the Company to close the AdvancePCS Merger. Due to the change in capital requirements for the Company associated with completing the AdvancePCS Merger, the Company chose to address this issue by implementing new credit facilities rather than seeking a waiver of the acquisition covenant and is currently negotiating replacement credit facilities which are expected to provide aggregate availability of approximately $1 billion and close no later than the closing of the AdvancePCS Merger.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Senior Notes. The senior notes have an outstanding principal balance of $450 million, bear interest at 7.375% per annum and mature October 8, 2006 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year. The Senior Notes are not redeemable by the Company prior to maturity and are not entitled to the benefit of any mandatory sinking fund. The Senior Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future unsubordinated and unsecured obligations of the Company.

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

Other Debt Information. The Company was in compliance with all debt covenants at December 31, 2003. Principal maturities of long-term debt payable under the Term Loan Facility and the Senior Notes at December 31, 2003, are as follows (in thousands):

2004	$2,500
2005	2,500
2006	690,625

Total	$695,625

In addition, any amounts outstanding under the Revolving Facility are due in March 2005.

Interest expense totaled $47.5 million, $49.4 million and $64.8 million in 2003, 2002 and 2001, respectively. Interest income totaled $4.9 million, $2.6 million and $0.7 million in 2003, 2002 and 2001, respectively.

Operating Leases. The Company leases the significant majority of the real property used in its continuing operations. These leases are classified as operating leases and generally have five to fifteen year terms with renewal options. Total rent expense for the Company’s continuing operations, consisting primarily of expenses for these leases and for leased computer equipment, was $21.1 million, $19.5 million and $19.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments under noncancelable operating leases with remaining terms of one year or more at December 31, 2003, are as follows (in thousands):

2004	$20,893
2005	18,214
2006	12,272
2007	11,774
2008	11,831
Thereafter	36,978

Total	$111,962

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

9. Redeemable Preferred Stock

On October 15, 2002, the Company redeemed its Convertible Preferred Securities. This redemption resulted in the Company’s issuance of approximately 26,850,000 shares of its common stock in exchange for all 4 million outstanding shares of Convertible Preferred Securities. The shares issued upon redemption have been included as common stock equivalents in the Company’s computations of net income per common share—diluted since 2001. The Company recorded dividends of approximately $9.9 million and $13.2 million in 2002 and 2001, respectively, related to the Convertible Preferred Securities.

10. Stockholders’ Equity

Common Stock. The Company’s Third Restated Certificate of Incorporation provides that it may issue 400 million shares of common stock, par value $.001. As of December 31, 2003, approximately 268.6 million shares of common stock were outstanding. Caremark Rx’s stockholders as of the Record Date have been asked to vote, at the Special Meeting, on a proposal to approve and adopt an amendment to Caremark Rx, Inc.’s certificate of incorporation to increase the total number of authorized shares to 700 million shares. Caremark Rx will issue approximately 180 million shares of common stock to effect the AdvancePCS Merger if it is approved.

Treasury Stock. In 2002, the Company announced that it had adopted a plan to repurchase up to $150 million of its common stock on the open market. These repurchases will occur at times and in amounts permitted under the Company’s credit facility. The Company repurchased 365,000 shares for approximately $6.1 million under this plan in 2003 and approximately 1.9 million shares for an aggregate amount of approximately $28.8 million under this plan to date.

Shares Held in Trust. The Company maintains grantor trusts which, at December 31, 2003, held approximately 6.3 million shares of its common stock, valued at approximately $16 per share, which was the fair value of the shares at the time they were contributed to the trusts. These shares are excluded from the Company’s computation of basic and diluted shares outstanding and are designated to be issued under the Company’s various employee compensation plans.

Rights Plan. On March 1, 1995, the Company’s Board of Directors declared a dividend, which was subsequently paid, of one preferred share purchase right (an “Original Right”) for each then-outstanding share of the Company’s common stock. Each share of the Company’s common stock which was issued subsequent to the record date for this dividend payment carried with it a right equivalent to an Original Right such that each share of the Company’s currently outstanding common stock also represents one preferred share purchase right. On February 1, 2000, the Original Rights were amended and restated in their entirety to represent a right (the “Rights”) to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock of the Company, par value $.001 per share (the “Preferred Shares”), at a price of $52.00 per one one-hundredth of a Preferred Share, subject to adjustment. As of December 31, 2003, none of the Rights have been exercised. Caremark Rx’s stockholders as of the Record Date have been asked to vote, at the Special Meeting, on a proposal to approve and adopt an amendment to Caremark Rx, Inc.’s certificate of incorporation to increase the total number of authorized Series C Junior Participating Preferred Stock to 7 million shares in conjunction with the proposal related to Preferred Stock described below.

Preferred Stock. The Company’s Third Restated Certificate of Incorporation provides that it may issue 9.5 million shares of Preferred Stock, par value $.001 and 0.5 million shares of Series C Junior Participating Preferred Stock, par value $.001. As of December 31, 2003, there were no shares of preferred stock outstanding. Caremark Rx’s stockholders as of the Record Date have been asked to vote, at the Special Meeting, on a proposal to approve and adopt an amendment to Caremark Rx, Inc.’s certificate of incorporation to increase the total

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

number of authorized shares of Preferred Stock to 10.5 million shares in conjunction with the proposal related to Series C Junior Participating Preferred Stock described above.

Stock Options. The Company offers participation in stock option plans to certain employees and individuals. Awarded options typically vest and become exercisable in incremental installments over a period of either two or four years and expire no later than ten years from the date of grant. The issuance of approximately 50.6 million shares is authorized under these plans, with approximately 24.6 million shares having been issued for option exercises as of December 31, 2003. Additional options to purchase approximately 19 million shares have been issued and remain outstanding, and approximately 6.8 million shares were available for future option grants at December 31, 2003. Caremark Rx’s stockholders as of the Record Date have been asked to vote, at the Special Meeting, on a proposal to approve the Caremark Rx, Inc. 2004 Incentive Stock Plan, which would consolidate all of the Company’s and AdvancePCS’s existing stock option plans and provide for future grants of equity-based compensation in forms other than stock options (e.g. grants of stock, restricted stock, stock appreciation rights and stock units). Adoption of the Caremark Rx, Inc. 2004 Incentive Stock Plan is contingent on the approval of the AdvancePCS merger.

The following table summarizes stock option activity for each of the three years ended December 31, 2003:

	2003		2002		2001
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding:
Beginning of year	23,750	$10.60	25,443	$9.60	23,781	$7.97
Granted at market price	910	18.10	2,226	15.84	6,507	14.18
Exercised	(5,573)	13.71	(3,519)	6.22	(3,607)	4.91
Canceled/expired	(88)	16.42	(400)	14.69	(1,238)	15.94

End of year	18,999	10.02	23,750	10.60	25,443	9.60

Exercisable at end of year	17,354	9.42	19,880	9.79	19,610	9.02

Weighted-average fair value of options granted during the year at market price		$5.69		$7.04		$4.45

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
	Options Outstanding at 12/31/03	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable at 12/31/03	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
Under $4.19	4,193	4.74	$3.31	4,165	$3.31
$4.19-$5.06	4,392	6.15	4.50	4,380	4.50
$5.07-$15.25	3,280	6.61	10.55	3,145	10.46
$15.26-$16.86	4,473	7.84	16.30	3,818	16.42
$16.87 and above	2,661	5.39	18.52	1,846	18.58

	18,999	6.21	10.02	17,354	9.42

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Earnings per share. The following tables reconcile income (numerator) and shares (denominator) used in the Company’s computations of income from continuing operations per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Numerator
Income from continuing operations	$290,838	$828,797	$190,545
Less preferred security dividends	—	(9,913)	(13,217)

Basic numerator	290,838	818,884	177,328
Add preferred security dividends	—	9,913	13,217

Diluted numerator	$290,838	$828,797	$190,545

Denominator
Average number of common shares outstanding (basic denominator)	257,925	234,222	224,740
Common stock equivalents:
Stock options	6,856	8,377	10,647
Convertible Preferred Securities	—	20,706	26,850

Average number of common shares outstanding (diluted denominator)	264,781	263,305	262,237

Income from continuing operations per common share—basic	$1.13	$3.50	$0.79

Income from continuing operations per common share—diluted	$1.10	$3.15	$0.73

Employee Stock Purchase Plan. The Company’s employee stock purchase plan (“ESPP”) permits all employees who have been employed for at least sixty consecutive days to purchase common stock of the Company through a payroll deduction plan. Employees may contribute between $5.00 and $885.00 per pay period to the ESPP. The purchase price of the shares under the ESPP is the lesser of 85% of the fair market value on the first or last business day of each month. The ESPP results in no compensation expense to the Company.

11. Income Taxes

At December 31, 2003, the Company had a cumulative income tax net operating loss (“NOL”) carryforward of approximately $1.4 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, these net operating loss carryforwards will expire on various dates through 2020, with over 90% of the total NOL carryforward amount expiring from 2019 to 2021. In addition to these NOL carryforwards, the Company has approximately $42 million of future additional income tax deductions related to its discontinued operations. The Company also has a federal alternative minimum tax credit carryforward of approximately $27 million, which may be used to offset its ordinary federal corporate income taxes in the future.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Federal NOL carryforward	$363,684	$479,712
State NOL carryforward	36,029	44,097
Alternative minimum tax credit carryforward	26,761	20,401
Minimum pension benefit accrual	7,326	6,690
Discontinued operations	14,129	40,536
Deferred revenue	4,033	4,429
Bad debts	9,178	10,040
Accrued employee benefits	16,546	15,586
Other accrued liabilities	12,070	12,755
Other	175	—

Gross deferred tax assets	489,931	634,246

Deferred tax liabilities:
Excess tax depreciation	9,072	10,693
Amortization	5,266	4,044
Prepaids	7,189	5,183

Gross deferred tax liabilities	21,527	19,920

Net deferred tax asset	$468,404	$614,326

The provision for income taxes related to continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$5,195	$—	$4,120
State	14,084	25,038	11,330

	19,279	25,038	15,450
Deferred:
Federal	164,461	(463,747)	—
State	10,153	(56,253)	—

	174,614	(520,000)	—

	$193,893	$(494,962)	$15,450

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The differences between the provision for income taxes related to continuing operations and the amount computed by applying the statutory federal income tax rate to income from continuing operations before taxes were as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Federal income tax at statutory rate	$169,656	$116,842	$67,472
Add (deduct):
State taxes, net of federal income tax benefit	22,873	13,368	11,330
Non-deductible expenses	1,364	(467)	—
Tax benefit of NOL carryforward	—	(624,705)	(63,352)

	$193,893	$(494,962)	$15,450

In 2002, the Company eliminated the valuation allowance previously placed on its net deferred tax asset. As a result, the Company recorded a total income tax benefit of $590 million in 2002, composed of: (i) a net benefit of $495 million related to income from continuing operations ($25 million current lax liability offset by $520 million deferred tax benefit), (ii) a benefit of $25 million related to discontinued operations and (iii) a direct increase to equity for stock option benefit ($63 million) and minimum pension liability accrual benefit ($7 million).

The Internal Revenue Service (the “Service”) conducted an examination of the consolidated federal income tax return filed for Caremark International Inc. and its affiliated subsidiaries for taxable years ended December 31, 1992 through December 31, 1995. On June 30, 1999, the Service issued a tax assessment (plus interest) for the taxable years ended December 31, 1992 through 1995. The Company appealed the Service’s assessment, and this appeal was closed on January 23, 2004. The Service’s assessment resulted in no significant adjustment to the Company’s previously recorded income tax balances.

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

Defined Benefit Plan. On February 13, 1997, the Caremark International Inc. Pension Plan (the “Plan”) was amended to freeze benefits accrued through February 28, 1997. The Company remains subject to obligations under this plan, but no additional benefits are earned under the Plan for service or compensation after February 28, 1997. At December 31, 2003, the accumulated benefit obligation for the Plan was $46.3 million and Plan assets, at fair value, totaled $29.7 million. The assumed discount rate for accumulated benefit obligations and the expected long-term return on assets at December 31, 2003, were 6.25% and 8.5%, respectively. Annual pension

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

expense related to this plan is not material. However, the Company recorded accumulated other comprehensive losses of approximately $1 million and $10 million, net of benefit from income taxes, in the years ended December 31, 2003 and 2002, respectively, for the minimum pension liability related primarily to this plan.

13. Discontinued Operations and Related Contingencies

Overview. On November 11, 1998, the Company announced that Caremark, which operates the Company’s PBM business, would become its core operating unit. The Company also announced its intent to divest its physician practice management and contract services businesses. As a result, in 1998 the Company restated its prior period financial statements to reflect these businesses, as well as the international operations sold during 1998, as discontinued operations. The accompanying audited consolidated statements of operations for the year ended December 31, 2002, reflects charges for the loss on disposal of these discontinued operations of $37.5 million (net of income tax benefit of $25 million).

Results of Discontinued Operations. During the year ended December 31, 2002, the Company recorded a charge of approximately $62.5 million, excluding related income tax benefits, for revised estimates of exit costs related to its discontinued PPM operations based on additional information from that existing in 2000, when the Company recorded a similar charge. The 2002 charge consisted of adjustments to accruals for potential future obligations such as rents and legal disputes triggered by changes in the commercial real estate market and the progress of various litigation and/or arbitration cases. These amounts are estimates, and actual costs could differ from those recorded.

Remaining Obligations. The Company has accrued approximately $42 million of estimated remaining discontinued operations exit costs, which are included in “Other accrued expenses and liabilities” in the accompanying audited consolidated balance sheet at December 31, 2003. This amount is an estimate, and the actual liability could differ from the amount recorded.

The Company retained numerous operating leases, primarily for administrative and office space, related to its discontinued operations. As of December 31, 2003, the cumulative gross rents related to such leases were approximately $26 million, with sublease arrangements of approximately $15 million in place. The Company has estimated the costs to terminate or sublease these facilities and has included the net amount in its accrual for remaining discontinued operations exit costs.

Contingencies. The Company and/or one or more of its subsidiaries, affiliates or managed physician practices is a party to certain claims and proceedings related to its discontinued operations. The eventual outcome of these claims and proceedings could differ from the amounts accrued at December 31, 2003, and, if different, could result in the Company’s recording additional losses on the disposal of its discontinued operations. Additionally, as of December 31, 2003, the Company had assigned to various parties approximately $79.4 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries or affiliates remain named as guarantor or obligor on these lease obligations.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

On October 31, 2003, Caremark Rx was served with a purported class action lawsuit filed by John Lauriello in the Circuit Court of Jefferson County, Alabama. The lawsuit was filed on behalf of a purported class of persons who were participants in the 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. Also named as defendants are several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless, and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of securities and derivative claims that were resolved by the 1999 settlement. Alternatively, the lawsuit seeks to re-open the judgment approving the 1999 settlement. On January 15, 2004, Caremark Rx and the other defendants moved to dismiss the lawsuit. Caremark believes the claims are without merit and intends to defend itself vigorously.

On November 5, 2003, a second class action lawsuit was filed by Frank McArthur in the Circuit Court of Jefferson County, Alabama arising out of the same 1999 settlement of then pending securities class action and derivate lawsuits against Caremark Rx and others. This lawsuit also was filed on behalf of a purported class of persons who were participants in the 1999 settlement, and named as defendants Caremark Rx, several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement, and a number of lawyers and law firms involved in the representation of plaintiffs in the then pending securities class action and derivative lawsuits. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of securities and derivative claims that were resolved by the 1999 settlement. On December 18, 2003, John Lauriello, the plaintiff in the lawsuit filed on October 31, 2003 discussed in the paragraph above, filed a motion to intervene and a motion to dismiss, abate or stay this lawsuit on the grounds that it was a duplicative, later-filed, class action complaint. On January 15, 2004, Caremark Rx and the insurance company filed their own motion to abate, dismiss or stay the lawsuit as a later-filed class action that is substantially similar to the previously filed class action lawsuit. The defendants’ motion was granted by the court, and the lawsuit was transferred to an Administrative Docket where it will be reviewed every ninety (90) days. Caremark Rx believes the claims are asserted against it without merit and intends to defend itself vigorously.

On October 7, 2003, Caremark Rx and Caremark were served with a purported class action complaint filed in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The complaint alleges purported violations of Section 1 of the Sherman Act in three counts. Count I claims that PBMs, including Caremark Rx and Caremark, have entered into “vertical” maximum price fixing agreements with member pharmacies leading to lower prescription service reimbursement rates for independent pharmacies. Count II claims that PBMs, including Caremark Rx and Caremark, have entered into a “horizontal” price-fixing agreement also leading to lower prescription service reimbursement rates for independent pharmacies. Both alleged agreements purportedly fix and stabilize the reimbursement fees that independent pharmacies may receive for dispensing prescription drugs, as well as the amounts which they may charge for the pharmaceuticals they dispense. Count III claims that PBMs, including Caremark Rx and Caremark, have entered into tying arrangements by reason of their encouragement to pharmacies to have physicians prescribe formulary, as opposed to non-formulary, pharmaceuticals. Caremark Rx and Caremark believe the claims are without merit and intend to defend themselves vigorously.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

On April 29, 2003, Caremark Rx and Caremark were served with a complaint by an individual named Robert Irwin. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Nine other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. We believe that the lawsuit mischaracterizes the business practices of Caremark Rx and Caremark and that we have meritorious defenses to the claims alleged. We intend to vigorously defend this lawsuit.

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

On April 2, 2002, Caremark Rx was served with a purported private class action lawsuit which was filed by Roland Bickley, on behalf of the Georgia Pacific Corporation Life, Health and Accident Plan in the United States District Court, Central District of California alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. On August 29, 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx was subsequently served on May 29, 2002 with a virtually identical lawsuit, containing the same types of allegations, which was filed by Mary Dolan, on behalf of Wells Fargo Health Plan and also filed in the United States District Court, Central District of California. On December 12, 2002, this case was also ordered transferred to the United States District Court, Northern District of Alabama. Both of these lawsuits have been amended to name Caremark as a defendant, and Caremark Rx has been dismissed from the second case filed. These lawsuits, which are similar to pending litigation filed against other PBM companies, seek unspecified monetary damages and injunctive relief. Management believes that Caremark Rx and Caremark have meritorious defenses to these lawsuits and will continue to vigorously defend these claims. Caremark Rx and Caremark, as applicable, have filed motions seeking the consolidation and complete dismissal of both of these actions on various grounds. The motions are currently pending before the court.

In 1993, approximately 3,900 independent and retail chain pharmacies filed a group of antitrust lawsuits and a class action lawsuit against brand name pharmaceutical manufacturers, wholesalers and PBM companies. Caremark was named as a defendant in a number of these lawsuits in 1994, but was not named in the class action. The complaints that named Caremark, which were transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings, charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from pharmaceutical manufacturers in violation of the Robinson-Patman Act. Each complaint sought unspecified treble damages, declaratory and equitable relief and attorney’s fees and expenses. The claims against Caremark were stayed in 1995 and have remained stayed. Numerous settlements among the parties other than Caremark have been

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

reached. We expect that the remaining price fixing claims, which were not brought against Caremark and do not involve Caremark, will be the next claims to move forward to trial in United States District Court for the Eastern District of New York. Thereafter, certain of the Robinson-Patman Act claims not involving Caremark likely will proceed to trial if not settled. Caremark cannot anticipate when the stay might be lifted against it and, once lifted, the claims against Caremark would then need to undergo discovery and pretrial proceedings before any trial date could be scheduled.

Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions that have been made against it, there can be no assurance that pending lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of the Company’s senior management, or that the resolution of the lawsuits, individually or in the aggregate, will not have a material adverse effect on the operating results and financial condition of the Company. It is at least reasonably possible that the Company may have incurred a loss related to one or more of the pending lawsuits disclosed in this footnote; however, the Company is unable to estimate the range of possible loss which may be ultimately realized by the Company upon resolution of these lawsuits, either individually or in the aggregate. The Company intends to vigorously defend each of its pending lawsuits.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

16. Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited quarterly financial data for 2003 and 2002. In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of normal recurring items) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Three Months Ended
(In thousands, except per share amounts)	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002	Mar. 31, 2002
Net revenue	$2,442,675	$2,256,781	$2,204,039	$2,163,796	$1,851,373	$1,713,392	$1,626,466	$1,614,117

Gross profit (1)	$202,937	$187,802	$175,322	$163,494	$160,338	$142,732	$132,392	$117,863

Income from continuing operations (2)	$82,461	$76,830	$68,534	$63,013	$611,810	$81,996	$72,496	$62,495
Loss from discontinued operations	—	—	—	—	(37,503)	—	—	—

Net income	82,461	76,830	68,534	63,013	574,307	81,996	72,496	62,495
Preferred security dividends	—	—	—	—	—	3,304	3,305	3,304

Net income to common stockholders	$82,461	$76,830	$68,534	$63,013	$574,307	$78,692	$69,191	$59,191

Average number of common shares outstanding
Basic	260,207	259,697	256,391	255,332	253,194	228,529	228,115	226,824
Add:
Dilutive effect of stock options and warrants	6,911	6,848	7,215	6,449	6,195	8,497	10,930	10,327
Presumed conversion of convertible preferred securities (3)	—	—	—	—	2,473	26,850	26,850	26,850

Diluted	267,118	266,545	263,606	261,781	261,862	263,876	265,895	264,001

Earnings per common share—basic:
Income from continuing operations	$0.32	$0.30	$0.27	$0.25	$2.41	$0.34	$0.30	$0.26

Loss from discontinued operations	$—	$—	$—	$—	$(0.15)	$—	$—	$—

Net income	$0.32	$0.30	$0.27	$0.25	$2.27	$0.34	$0.30	$0.26

Earnings per common share—diluted:
Income from continuing operations (3)	$0.31	$0.29	$0.26	$0.24	$2.34	$0.31	$0.27	$0.24

Loss from discontinued operations	$—	$—	$—	$—	$(0.14)	$—	$—	$—

Net income (3)	$0.31	$0.29	$0.26	$0.24	$2.19	$0.31	$0.27	$0.24

(1)	Net revenue less cost of revenues and allocated depreciation and amortization.
(2)	Includes a $520 million adjustment of the Company’s deferred income tax asset valuation allowance in the fourth quarter of 2002. See Note 11, “Income Taxes.”
(3)	The Convertible Preferred Securities were converted into 26,850 shares of the Company’s common stock in October 2002. This conversion had no impact on the average number of common shares outstanding—diluted. See Note 9, “Redeemable Preferred Stock.”

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Caremark Rx, Inc.:

Under date of February 6, 2004, we reported on the consolidated balance sheet of Caremark Rx, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity (deficit) and comprehensive income and cash flows for each of the years then ended, which are included in this Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related 2003 and 2002 consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. The 2001 financial statement schedule for the Company’s Deferred Income Tax Asset Valuation Allowance were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on this financial statement schedule in their report dated February 1, 2002.

In our opinion, the 2003 and 2002 financial statement schedules, when considered in relation to the basic 2003 and 2002 consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

KPMG LLP

Nashville, Tennessee

February 6, 2004

S-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Caremark Rx, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Caremark Rx, Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 2001, included in this Form 10-K and have issued our report thereon dated February 1, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II included in Item 15(a)(2) of the Form 10-K is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 2001, and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole for the year ended December 31, 2001.

Birmingham, Alabama

February 1, 2002

Note: This is a copy of the report previously issued by Arthur Andersen LLP (updated to reflect the period audited by Arthur Andersen LLP presented herein) in connection with its audits of the financial statements appearing in Caremark Rx, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the SEC on February 20, 2002. This report has not been reissued by Arthur Andersen LLP in connection with the financial statements appearing in this Annual Report on Form 10-K for the year ended December 31, 2003. See Exhibit 23.2 for further information.

Additionally, the 2001 amounts appearing in the “allowance for doubtful accounts” section of the Schedule II included in this Annual Report on Form 10-K for the year ended December 31, 2003, did not appear in the Schedule II covered by Arthur Andersen LLP’s report. Activity in the Company’s allowance for doubtful accounts for the year ended December 31, 2001, has, therefore, been marked as “unaudited” and is excluded from the scope of Arthur Andersen LLP’s report.

S-2

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Year Ended	Balance at Beginning of Period	Additions Charged To			Deductions		Balance at End of Period
		Costs and Expenses	Other
Allowance for Doubtful Accounts

December 31, 2003	$23.2	$8.9	$3.4	(a)	$10.8	(b)	$24.7
December 31, 2002	$18.9	$13.5	$1.5	(a)	$10.7	(b)	$23.2
December 31, 2001 (unaudited)	$17.9	$16.3	$2.5	(a)	$17.8	(b)	$18.9

Deferred Income Tax Asset Valuation Allowance

December 31, 2002	$876.7	$—	$—		$876.7	(c)	$—
December 31, 2001	$904.4	$—	$—		$27.7	(d)	$876.7

a)	Recoveries of amounts previously written off
b)	Writeoffs
c)	Adjustment for estimated realizable value of deferred tax asset
d)	Adjustment for current NOL utilization

S-3