Form 10-Q
period 2004-03-31
CAREMARK RX INC
filed 2004-05-10
CIK 1000736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-14200

CAREMARK RX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	63-1151076
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

211 Commerce Street, Suite 800

Nashville, Tennessee 37201

(Address and zip code of principal executive offices)

(615) 743-6600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of April 30, 2004, the registrant had 463,626,679 shares (including 6,230,480 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

In passing the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make “forward looking statements” by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Caremark Rx, Inc. (“Caremark Rx”) intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions. Unless the context indicates otherwise, the words “Company,” “we,” “our,” and “us,” whenever used in this Quarterly Report on Form 10-Q, refer collectively to Caremark Rx and its wholly-owned subsidiaries.

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

Forward-looking statements are contained in this document, primarily under the caption: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” referred to as MD&A, and in the “Notes to Condensed Consolidated Financial Statements” appearing under Item 1. Moreover, through our senior management, we may from time to time make forward-looking statements about matters described herein or about other matters concerning us.

There are several factors which could adversely affect our operations and financial results, including, but not limited to, the following:

•	Risks relating to identification of, and competition for, growth and expansion opportunities;

•	Risks relating to declining reimbursement levels for, or increases in the costs of, products dispensed;

•	Risks relating to exposure to liabilities in excess of our insurance;

•	Risks relating to compliance with, or changes in, government regulation and legislation, including, but not limited to, pharmacy licensing requirements, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and healthcare reform legislation;

•	Risks relating to adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities;

•	Risks relating to adverse resolution of existing or future lawsuits;

•	Risks relating to successful integration of AdvancePCS;

•	Risks relating to our liquidity and capital requirements; and

•	Risks relating to our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding the closure or sale of our Physician Practice Management (“PPM”) business.

More detailed discussions of certain of these risk factors can be found under the captions: “Business,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements” contained in our Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 9, 2004.

i

CAREMARK RX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$357,111	$815,328
Accounts receivable, less allowance for doubtful accounts of $43,657 in 2004 and $24,746 in 2003	2,143,726	669,680
Inventories	343,244	204,939
Income taxes receivable	40,210	—
Deferred tax asset, net	356,360	240,978
Prepaid expenses and other current assets	25,800	15,752

Total current assets	3,266,451	1,946,677
Property and equipment, net of accumulated depreciation of $176,733 in 2004 and $164,232 in 2003	300,759	159,769
Goodwill	6,899,210	49,171
Intangible assets, net of accumulated amortization of $13,248 in 2004 and $18,928 in 2003	955,880	9,273
Deferred tax asset, net	—	227,426
Other non-current assets	68,978	81,312

Total assets	$11,491,278	$2,473,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$536,254	$385,362
Claims and discounts payable	2,503,892	509,713
Other accrued expenses and liabilities	255,904	158,666
Income taxes payable	—	7,820
Current portion of long-term debt	4,000	2,500

Total current liabilities	3,300,050	1,064,061
Long-term debt, net of current portion	600,000	693,125
Deferred tax liability	67,947	—
Other long-term liabilities	276,511	75,804

Total liabilities	4,244,508	1,832,990
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value per share; 700,000 shares authorized; issued—460,333 shares in 2004 and 268,578 shares in 2003	460	269
Additional paid-in capital	8,332,895	1,762,477
Unearned stock-based compensation	(49,088)	—
Treasury stock—1,855 shares	(28,782)	(28,782)
Shares held in trust—6,236 shares in 2004 and 6,263 shares in 2003	(100,680)	(101,103)
Accumulated deficit	(897,045)	(981,233)
Accumulated other comprehensive loss	(10,990)	(10,990)

Total stockholders’ equity	7,246,770	640,638

Total liabilities and stockholders’ equity	$11,491,278	$2,473,628

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these balance sheets.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Net revenue (1)	$3,025,943	$2,163,796

Operating expenses:
Cost of revenues (1)(2)	2,794,811	1,991,701
Selling, general and administrative expenses	55,911	46,103
Depreciation	12,789	9,859
Amortization of intangible assets	1,059	17
Interest expense, net	9,830	11,094
Stock option expense	819	—
Integration and other related expenses . . . . . . . .	10,410	—

Income before provision for income taxes	140,314	105,022
Provision for income taxes	56,126	42,009

Net income	$84,188	$63,013

Average number of common shares outstanding—basic	277,753	255,332
Common stock equivalents—stock options and warrants	8,159	6,449

Average number of common shares outstanding—diluted	285,912	261,781

Net income per common share—basic	$0.30	$0.25

Net income per common share—diluted	$0.29	$0.24

(1)	Includes $467,127 and $311,603 of retail copayments for the three months ended March 31, 2004 and 2003, respectively.
(2)	Excludes depreciation expense, which is presented separately.

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from continuing operations:
Net income	$84,188	$63,013
Adjustments to reconcile net income to net cash provided by continuing operations:
Deferred income taxes	49,529	37,323
Depreciation and amortization	13,848	9,876
Non-cash interest expense	899	903
Writeoff of deferred financing costs	2,206	—
Stock option expense	819	—
Other non-cash expenses	129	397
Changes in operating assets and liabilities, net of effects of acquisitions and disposals of businesses	51,333	26,220

Net cash provided by continuing operations	202,951	137,732
Cash flows from investing activities:
Cash paid for AdvancePCS, net of cash acquired	(368,427)	—
Capital expenditures, net	(12,943)	(18,105)
Partial liquidation of cost-method investment	10,382	—

Net cash used in investing activities	(370,988)	(18,105)
Cash flows from financing activities:
Repayments under credit facility	(245,625)	(625)
Borrowing under new term loan	150,000	—
Principal payment under AdvancePCS Senior Notes Tender Offer	(204,222)	—
Proceeds from equity-based compensation plans	16,853	4,227
Purchase of treasury stock	—	(6,111)
Deferred financing costs	(3,518)	(100)
Securities issuance costs	(1,892)	—

Net cash used in financing activities	(288,404)	(2,609)
Cash used in discontinued operations	(1,776)	(23,833)

Net increase (decrease) in cash and cash equivalents	(458,217)	93,185
Cash and cash equivalents—beginning of period	815,328	306,804

Cash and cash equivalents—end of period	$357,111	$399,989

Non-cash investing and financing activities related to the AdvancePCS Acquisition:
Fair value of non-cash net assets acquired (including approximately $6.85 billion of goodwill, based on the Company’s preliminary purchase price allocation)	$6,891,347

Issuance of approximately 191 million shares of common stock	6,227,720
Issuance of replacement stock options for the purchase of approximately 14 million shares of common stock, net of approximately $49.9 million allocated to unearned compensation	271,909
Issuance of replacement warrants for the purchase of approximately 902,000 shares of common stock	15,000

Fair value of non-cash consideration	$6,514,629

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Note 1. Business and Basis of Presentation

Caremark Rx, a Delaware corporation, is one of the largest pharmaceutical services companies in the United States. The Company’s operations are conducted primarily through Caremark Inc. (“Caremark”), a wholly-owned, indirect subsidiary of Caremark Rx, and CaremarkPCS (f/k/a AdvancePCS) (“CaremarkPCS” or “AdvancePCS”), a wholly-owned, direct subsidiary of Caremark Rx. Caremark Rx acquired AdvancePCS on March 24, 2004, as further described at Note 3, “Acquisition of AdvancePCS and Integration Plan,” below. The Company’s customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States.

The accompanying unaudited condensed consolidated financial statements include the accounts of Caremark Rx and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet of the Company at December 31, 2003, has been derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements and footnote disclosures should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2004.

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

The intrinsic value method requires the Company to recognize compensation expense based on the difference in the market price and the exercise price of options at their grant date. The exercise price of option grants under the Company’s stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no compensation expense, other than compensation expense for the replacement stock options issued in connection with the AdvancePCS Acquisition as further discussed below has

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been recognized in the accompanying unaudited condensed consolidated financial statements.

The Company recognized approximately $819,000 of stock option expense in the three months ended March 31, 2004, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange for their AdvancePCS options upon completion of the Company’s acquisition of AdvancePCS. The total intrinsic value of these unvested options at the acquisition date was approximately $49.9 million, and the Company expects to expense this amount over the remaining vesting period of the underlying stock options. The Company expects the expense for these options to total approximately $23 million for 2004.

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

	Three Months Ended March 31,
	2004	2003
As reported:
Net income	$84.2	$63.0

Stock-based employee compensation cost	$0.5	$—

Net income per common share—basic	$0.30	$0.25

Net income per common share—diluted	$0.29	$0.24

Pro forma:
Net income	$83.6	$61.2

Stock-based employee compensation cost(1)	$0.6	$1.8

Net income per common share—basic	$0.30	$0.24

Net income per common share—diluted	$0.29	$0.23

Black-Scholes assumptions (2) (weighted average):
Risk-free interest rate	1.80%	3.35%
Expected volatility	45%	45%
Expected option lives (years)	2.60	6.0

(1)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income if the fair value based method had been applied to all awards vesting during the period, including the unvested replacement stock options issued to AdvancePCS optionees.
(2)	Represents Black-Scholes inputs used to value options granted during the period. The amounts reflected for the 2004 period were significantly influenced by the inputs used to value the unvested component of the replacement stock options issued to AdvancePCS optionees in connection with the AdvancePCS Acquisition.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2004 (in thousands):

Options outstanding—beginning of period	18,999
Options granted, excluding AdvancePCS Acquisition	225
Replacement stock options issued for AdvancePCS Acquisition	14,184
Exercises	(776)
Cancellations	(548)

Options outstanding—end of period	32,084

Note 3. Acquisition of AdvancePCS and Integration Plan

Acquisition of AdvancePCS. On March 24, 2004, Caremark Rx acquired all of the outstanding capital stock of AdvancePCS, which, like the Company, is a pharmaceutical benefits management company (the “AdvancePCS Acquisition”). AdvancePCS had historically focused on a different customer market segment (primarily managed care organizations) than the Company (primarily employers). The Company’s management believes that Caremark Rx and AdvancePCS are complementary companies and that their combination results in an organization with the increased scale, enhanced financial capacity and diversified customer portfolio necessary to increase stockholder value, enhance customer care and increase cost efficiencies.

Under the terms of the Agreement and Plan of Merger dated as of September 2, 2003, by and among the Company, Cougar Merger Corporation and AdvancePCS (the “Merger Agreement”), AdvancePCS stockholders received value equivalent to 2.15 shares of the Company’s common stock for each AdvancePCS share based on the average closing price of the Company’s stock for the five trading days ending March 17, 2004, which was $32.61 per share. This consideration was paid 90% in the Company’s common stock (an aggregate of 190,979,096 shares) and 10% in cash (an aggregate of $692 million), which was funded with cash on hand. This purchase price calculation valued AdvancePCS primarily on the basis of management’s expectations of future earnings and cash flows and resulted in the recognition of goodwill.

The results of operations of AdvancePCS from March 24, 2004, through March 31, 2004, are included in the accompanying condensed consolidated statements of income. The pro forma results of operations of the Company and AdvancePCS, prepared based on the preliminary purchase price allocation for AdvancePCS as described further below and as if the AdvancePCS Acquisition had occurred at the beginning of each period, were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net revenue	$7,635,746	$6,790,618

Net income	$125,667	$101,665

Earnings per share—basic	$0.28	$0.23

Earnings per share—diluted	$0.27	$0.22

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the AdvancePCS Acquisition had been completed at the beginning of each period. In addition, the pro forma financial information above does not attempt to project the Company’s future results of operations.

The pro forma revenue amount presented above includes approximately $1.5 billion and $1.3 billion of retail copayments for the three months ended March 31, 2004 and 2003, respectively. The pro forma financial information reflects the following pro forma adjustments:

(a)	Approximately $12.5 million and $12.2 million of inter-company revenue for the three months ended March 31, 2004 and 2003, respectively, was eliminated. This adjustment had no impact on pro forma net income or pro forma earnings per share.

(b)	Additional amortization expense of approximately $8.8 million and $8.5 million was added to historically reported amounts for the three months ended March 31, 2004 and 2003, respectively. This adjustment represents the elimination of AdvancePCS’s historical amortization expense for identifiable intangible assets and recording approximately $12.0 million of amortization expense based on the Company’s preliminary estimates of the values and lives of acquired intangible assets. This amount is subject to change based on the finalization of the AdvancePCS purchase price allocation as discussed further below.

(c)	AdvancePCS’s historical losses in an equity-method investee of approximately $1.3 million and $1.5 million for the three months ended March 31, 2004 and 2003, respectively, were eliminated based on the Company’s assigning no value to this investment in the preliminary purchase price allocation.

(d)	Stock option expense of $9 million was added to both periods to reflect the accounting treatment of unvested replacement stock options issued to AdvancePCS optionees as discussed in Note 2.

(e)	Approximately $13 million of integration and other related expenses incurred in 2004 in connection with the AdvancePCS Acquisition were eliminated.

(f)	Approximately $3.9 million of interest expense was eliminated from both periods to reflect the repurchase of the AdvancePCS 8½% senior notes due 2008 described further below in Note 5, “Long-term Debt.”

(g)	Approximately 191 million and 196 million shares were added to the Company’s basic and diluted shares outstanding, respectively, in both periods to reflect the issuance of the Company’s common stock as 90% of the acquisition consideration and the additional common stock equivalents resulting from issuance of the replacement stock options described in Note 2.

The Company is currently in the process of evaluating the net assets acquired from AdvancePCS. The allocation of the purchase price paid by the Company to the assets and liabilities acquired from AdvancePCS is preliminary and subject to revision based on the outcome of ongoing evaluations of these assets and liabilities. The Company expects these evaluations to be substantially complete by June 30, 2004.

Integration Plan. The Company is currently in the process of finalizing a plan to integrate its previously existing business with that of AdvancePCS. The Company expects this plan to be substantially complete by September 30, 2004, and may adjust the AdvancePCS purchase price allocation to reflect, as additional liabilities and goodwill, one-time termination and/or relocation benefits or other exit costs to the extent they relate to employees or activities of AdvancePCS prior to the AdvancePCS Acquisition. The Company may also record additional expenses for similar costs to the extent that they relate to employees or activities of the Company prior to the AdvancePCS Acquisition.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the three months ended March 31, 2004, the Company paid approximately $28 million of severance and related benefits to former executives of AdvancePCS. These payments are included in the preliminary AdvancePCS purchase price allocation. The Company also incurred liabilities of approximately $1.5 million for severance benefits payable to its existing employees. This amount is included in “Integration and other related expenses” on the accompanying unaudited condensed consolidated statement of income. The remainder of the $10.4 million in “Integration and other related expenses” consists primarily of: (1) a writeoff of approximately $2.2 million of deferred loan costs for indebtedness retired in conjunction with the closing of the AdvancePCS Acquisition and (2) approximately $6 million related to integration planning activities conducted in anticipation of closing the AdvancePCS Acquisition.

Note 4. Income Taxes

At December 31, 2003, the Company had a cumulative income tax net operating loss (“NOL”) carryforward of approximately $1.4 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, including amounts of taxable income generated through March 31, 2004, these NOL carryforwards will expire on various dates through 2021, with over 90% of the total NOL carryforward amount expiring from 2019 to 2021. In addition to these NOL carryforwards, the Company had approximately $42 million of future additional income tax deductions related to its discontinued operations. The Company also had a federal alternative minimum tax credit carryforward of approximately $27 million, which may be used to offset its ordinary federal corporate income taxes in the future. Amounts of income taxes receivable at March 31, 2004, relate primarily to overpayments of estimated taxes by AdvancePCS prior to the AdvancePCS Acquisition.

Note 5. Long-term Debt

The Company’s long-term debt at March 31, 2004, and December 31, 2003, consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Bank Credit Facility:
Term loan facility (2.34% at March 31, 2004)	$150,000	$—
Revolving facility	—	—

	150,000	—
Previous credit facility:
Term loan facility	—	245,625
Revolving facility	—	—

	—	245,625
Receivables Facility	—	—
7.375% senior notes due 2006	450,000	450,000
AdvancePCS 8.5% senior notes due 2008	4,000	—

	604,000	695,625
Less amounts due within one year:
Bank Credit Facility—term loan	(4,000)	—
Previous credit facility—term loan	—	(2,500)

	$600,000	$693,125

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank Credit Facility. On March 24, 2004, the Company entered into a $550 million unsecured bank credit facility (“Bank Credit Facility”) with Bank of America, N.A., as administrative agent, which replaced the Company’s then-existing credit facility. The Bank Credit Facility is guaranteed by the Company’s material subsidiaries, including Caremark and CaremarkPCS.

The Bank Credit Facility matures on March 23, 2009, and consists of: (i) a $150 million term loan facility with scheduled quarterly principal payments of $1 million beginning in June 2004, and (ii) a $400 million revolving credit facility. At March 31, 2004, the Company had approximately $384 million available for borrowing under the revolving credit facility, exclusive of approximately $16 million reserved under letters of credit.

Borrowings under the Bank Credit Facility currently bear interest at variable rates based on the London Inter-bank Offered Rate (“LIBOR”), plus varying margins. At the Company’s option, or upon certain defaults or other events, borrowings under the Bank Credit Facility may instead bear interest based on the prime rate plus varying margins.

The Bank Credit Facility requires the Company to comply with a maximum leverage ratio financial covenant, a minimum interest expense coverage ratio financial covenant and other covenants customarily found in investment-grade debt offerings. The Bank Credit Facility also includes various customary events of default, including cross default provisions and defaults for any material judgment or change in control.

Receivables-backed Credit Facility. On March 24, 2004, the Company entered into a $500 million receivables-backed credit facility (“Receivables Facility”) with Wachovia Bank, N.A., as administrative agent for a group of lenders collectively referred to as the “conduits.” Under the terms of the Receivables Facility, Caremark Receivables LLC, a wholly-owned subsidiary of Caremark Rx, has agreed to purchase certain accounts receivable from Caremark and CaremarkPCS and to sell a first priority undivided percentage ownership interest, along with a first priority security interest, in these purchased receivables to the conduits. The Receivables Facility expires on March 23, 2005. No amounts were outstanding under the Receivables Facility at March 31, 2004.

AdvancePCS Senior Notes. In conjunction with the acquisition of AdvancePCS, the Company conducted a consent solicitation and tender offer for the AdvancePCS 8 1/2% Senior Notes due 2008 (“AdvancePCS Senior Notes”). The Company successfully tendered for approximately $183.8 million (face amount) of the AdvancePCS Senior Notes, with $4 million remaining outstanding at March 31, 2004. The aggregate premium paid for the tender offer was approximately $20.4 million.

Debt Covenant Compliance. The Company was in compliance with all debt covenants at March 31, 2004.

Note 6. Contingencies

The Company is party to certain legal actions arising in the ordinary course of business. The Company is named as a defendant in various legal actions arising from its continuing operations and its discontinued PPM and contract services operations, including employment disputes, contract disputes, personal injury claims and professional liability claims.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2003, Caremark Rx was served with a purported class action lawsuit filed by John Lauriello in the Circuit Court of Jefferson County, Alabama. The lawsuit was filed on behalf of a purported class of persons who were participants in the 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. Also named as defendants are several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless, and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. Alternatively, the lawsuit seeks to re-open the judgment approving the 1999 settlement. Caremark Rx believes the claims are without merit and together with the other defendants, has a motion to dismiss pending before the court.

In November 2003, a second class action lawsuit was filed by Frank McArthur in the Circuit Court of Jefferson County, Alabama arising out of the same 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. This lawsuit also was filed on behalf of a purported class of persons who were participants in the 1999 settlement, and named as defendants Caremark Rx, several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement, and a number of lawyers and law firms involved in negotiating and securing the approval of the 1999 settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. On December 18, 2003, John Lauriello, the plaintiff in the lawsuit filed on October 31, 2003 discussed in the paragraph above, filed a motion to intervene and a motion to dismiss, abate or stay this lawsuit on the grounds that it was a duplicative, later-filed, class action complaint. On January 15, 2004, Caremark Rx and the other defendants filed their own motion to abate, dismiss or stay the lawsuit as a later-filed class action that is substantially similar to the previous class action lawsuit filed by Mr. Lauriello. The defendants’ motion was granted by the court, and the lawsuit was transferred to an Administrative Docket where it will be reviewed every ninety (90) days.

In October 2003, Caremark Rx, Caremark and AdvancePCS were served with a purported class action complaint filed in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The complaint alleged purported violations of Section 1 of the Sherman Act in three counts. In December 2003, Caremark Rx, Caremark and AdvancePCS filed motions to dismiss the complaint for failure to state any claim upon which relief can be granted. In March 2004, prior to responding to defendants’ motions to dismiss, plaintiffs amended and restated their class action complaint, removing two counts under Section 1 of the Sherman Act and adding a count under Section 2 of the Sherman Act. Count I of the amended complaint claims that defendants committed with third parties, including client payors and other PBM companies, numerous violations of Section 1 of the Sherman Act “by price fixing schemes” flowing from “parallel behavior” that have resulted in “low levels” of prescription service reimbursement rates for plaintiffs and the diversion of prescription service business from plaintiffs to mail service. Count II claims that defendants have engaged in a conspiracy to monopolize or attempt to monopolize the United States market for dispensing and retail sale of prescription drugs that are reimbursed by insurance in violation of Section 2 of the Sherman Act. Defendants will file shortly their motion to dismiss the amended class action complaint.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March and April of 2003, AdvancePCS and subsequently Caremark Rx and Caremark were served with a complaint by an individual named Robert Irwin. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. We believe that the lawsuit mischaracterizes the business practices of Caremark Rx, Caremark and AdvancePCS.

In March 2003, AdvancePCS, Caremark Rx and Caremark were served with a purported representative action filed by American Federation of State, County & Municipal Employees, a labor union comprised of numerous autonomous local unions and affiliations. Other PBM companies are also named as defendants in this lawsuit. The lawsuit alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to rebates, pricing, formulary management and mail order services. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. The Company believes the lawsuit mischaracterizes the business practices of Caremark Rx, Caremark and Advance PCS. This case has been coordinated with the Irwin case described above before a single judge in Los Angeles County.

In April 2002, Caremark Rx was served with a purported private class action lawsuit that was filed by Roland Bickley, on behalf of the Georgia Pacific Corporation Life, Health and Accident Plan in the United States District Court, Central District of California alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. On August 29, 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx was subsequently served on May 29, 2002 with a virtually identical lawsuit, containing the same types of allegations, which was filed by Mary Dolan, on behalf of Wells Fargo Health Plan and also filed in the United States District Court, Central District of California. On December 12, 2002, this case was also ordered transferred to the United States District Court, Northern District of Alabama. Both of these lawsuits have been amended to name Caremark as a defendant, and Caremark Rx has been dismissed from the second case filed. These lawsuits, which are similar to pending litigation filed against AdvancePCS (described below) and other PBM companies, seek unspecified monetary damages and injunctive relief. Caremark Rx and Caremark, as applicable, have filed motions seeking the consolidation and complete dismissal of both of these actions on various grounds. The motions are currently pending before the court.

In 1993, approximately 3,900 independent and retail chain pharmacies filed a group of antitrust lawsuits and a class action lawsuit against brand name pharmaceutical manufacturers, wholesalers and PBM companies. Caremark was named as a defendant in a number of these lawsuits in 1994, but was not named in the class action. The complaints that named Caremark, which were transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings, charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from pharmaceutical manufacturers in violation of the Robinson-Patman Act. Each complaint sought unspecified treble damages, declaratory and equitable relief and attorney’s fees and expenses. The claims against Caremark were stayed in 1995 and have remained stayed. Numerous settlements among the parties other than Caremark have been reached. We expect that the remaining price fixing claims, which were not brought against Caremark and do not involve Caremark, will be the next claims to move forward to trial in United States District Court for the Eastern District of New York. Thereafter, certain of the Robinson-Patman Act claims not involving Caremark likely will

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceed to trial if not settled. Caremark cannot anticipate when the stay might be lifted against it and, once lifted, the claims against Caremark would then need to undergo discovery and pretrial proceedings before any trial date could be scheduled. Substantially all of the cases transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings, including most of the cases with claims brought against Caremark, are in the process of being remanded to the United States District Court for the Eastern District of New York for further coordinated proceedings.

In November 1999, PCS Health Systems, Inc., a subsidiary of PCS Holding Corporation, which was acquired by Advance Paradigm (now known as AdvancePCS) in October 2000, received a subpoena from the Office of the Inspector General (OIG) requesting that PCS Health Systems, Inc. produce documents in connection with an industry-wide investigation. The investigation is ongoing and being pursued under the direction of the U.S. Attorney’s Office for the Eastern District of Pennsylvania. Based on public statements from that office, the investigation appears to involve a review of the practices of PBMs under federal anti-kickback statutes and other laws and regulations. Specifically, the focus of the investigation appears to be PBM relationships with pharmaceutical manufacturers and retail pharmacies including PBM programs relating to drug formulary compliance. AdvancePCS has provided documents responsive to the subpoena, and the U.S. Attorney’s Office has sought information from pharmaceutical manufacturers that have contractual relationships with AdvancePCS. The U.S. Attorney General also issued Civil Investigative Demands, which are referred to as CIDs, seeking to compel the depositions of certain current and former employees of AdvancePCS.

On September 17, 2002, the United States District Court for the Eastern District of Pennsylvania entered an order holding in abeyance both AdvancePCS’s dispute with the OIG regarding the scope and enforcement of the subpoena for documents and employee e-mail as well as the CIDs, pending the good faith efforts of the parties to reach a mutual resolution of the outstanding discovery issues. Since entry of that order, AdvancePCS has reached agreement with the U.S. Attorney’s office regarding the scope of its document requests and facilitated interviews of certain employees of AdvancePCS. The government has continued to request the production of additional documents and interviews, including information relating to the activities of Advance Paradigm prior to the acquisition of PCS Holding Corporation, and the activities of AdvancePCS subsequent to such acquisition, as well as additional information regarding AdvancePCS’s arrangements with retail pharmacies and health plans. AdvancePCS continues to cooperate with the OIG, has already produced certain requested materials, and intends to continue to work with the OIG to facilitate the production of further documents and arrange the requested interviews.

It is not possible to predict the outcome of this investigation or whether the government will commence any action challenging any of AdvancePCS’s programs and practices. We believe that AdvancePCS’s programs, including those prior to the PCS Holding Corporation acquisition, are in compliance with the requirements of the anti-kickback and false claims statutes and other applicable laws and regulations. Moreover, other than those actions filed in connection with the enforcement of the subpoena, neither the OIG nor U.S. Attorney has filed any actions or claims against AdvancePCS nor have they indicated their intention to do so. Nevertheless, as a result of this investigation, AdvancePCS could be subject to scrutiny, further investigation or challenge under federal or state anti-kickback and false claims statutes or other laws and regulations which could cause its business, profitability and growth prospects to suffer materially.

In March 1998, PCS Health Systems, Inc. was served with a purported class action lawsuit filed by Ed Mulder in the United States District Court of the District of New Jersey. The lawsuit alleges that PCS Health Systems, Inc. acts as a fiduciary, as that term is defined in ERISA, and has breached certain purported fiduciary duties under ERISA. The plaintiff is seeking injunctive relief and monetary damages in an unspecified amount. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would subject it to regulation under ERISA as alleged in the complaint, has denied all allegations of wrongdoing and is vigorously defending this suit. The plaintiff purported to represent a nation-wide class consisting of all members of all ERISA plans for which PCS Health Systems, Inc. provided PBM services during the class period. AdvancePCS opposed certification of this class and in July 2003, the court entered an order certifying a more limited class comprised only of members of those ERISA plans for which PCS Health Systems, Inc. provided services under its contract with a single HMO for a limited time period.

In December 2001 AdvancePCS was served with a purported class action lawsuit filed by Gail Marantz in the United States District Court in Arizona, alleging that AdvancePCS acts as an ERISA fiduciary and has breached certain purported fiduciary duties under ERISA. The plaintiff withdrew the class action allegations in April 2002. In March 2003, the court dismissed the plaintiff’s apparent effort to reassert possible class action claims. In May 2003, the Marantz case was dismissed based on inadequacies in the plaintiff’s pleadings and subsequently the plaintiff filed an amended complaint purporting to address these inadequacies. Subsequent to discovery, the plaintiff voluntarily dismissed the case with prejudice in March 2004.

In April 2002, AdvancePCS was served with a purported class action filed by Tommie Glanton in the United States District Court of Arizona brought on behalf of the plaintiff’s health plan and a putative class of self-funded health plans. In March 2003, AdvancePCS was served with a complaint filed by Tara Mackner in which the plaintiff, a purported participant in a self-funded health plan customer of AdvancePCS, sought to bring action on behalf of that plan. Each of the lawsuits sought unspecified monetary damages and injunctive relief. Because the previously filed Glanton case purported to be brought as a class action on behalf of self-funded plans, the court consolidated the Mackner case and the Glanton. In November 2003, the court dismissed and terminated both the Glanton and Mackner cases on the pleadings, finding that the plaintiffs lacked standing to bring the actions under ERISA. The plaintiffs have appealed these dismissals to the United States Ninth Circuit Court of Appeals.

In December 2001, AARP and United Healthcare Insurance Co., (“United”) filed a complaint against AdvancePCS in the United States District Court in Minnesota asserting claims against AdvancePCS for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. Specifically, AARP and United claim that AdvancePCS attempted to divert certain AARP members and pharmacists following AdvancePCS’s termination as the discount card program provider for AARP members. Without holding an evidentiary hearing, the court granted AARP and United’s request for preliminary injunctive relief, which was affirmed on appeal by the Eighth Circuit Federal Court of Appeals in November 2002. In addition to the injunctive relief requested, AARP and United have asserted monetary damages of $24 million, including attorneys’ fees and costs. In September 2003, the district court rejected without prejudice the attempt by AARP and United to amend their complaint to include a punitive damages allegation. AdvancePCS has denied AARP and United’s allegations and moved to dismiss the complaint. In addition, in May 2003, AdvancePCS amended its answer to include a cross-complaint against both AARP and United for monetary damages arising out of asserted inappropriate activities by AARP and United that interfered with the operation of AdvancePCS’s prescription drug discount program. In March 2004, plaintiffs filed a motion for leave to amend the second amended complaint to add additional causes of action, including a claim for punitive damages, and no decision has been rendered.

In August 2003, AdvancePCS was served with a purported class action brought by Bellevue Drug Co., Robert Schreiber, Inc., d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co., d/b/a Parkway Drugs #4, on behalf of themselves and all others similarly situated, and the Pharmacy Freedom Fund and the National Community Pharmacists Association filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege antitrust violations under Section 1 of the Sherman Act arising from

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AdvancePCS’s establishment of network rates for retail pharmacies. The plaintiffs are attempting to certify a class of all pharmacies that, at any time during the period commencing four years before the filing of the litigation through the present, contracted with AdvancePCS to dispense and sell brand name and generic prescription drugs for any prescription drug benefit plan(s).

Although the Company believes that it has meritorious defenses to the claims of liability or for damages in the actions that have been made against it, there can be no assurance that pending lawsuits will not have a disruptive effect upon the operations of the business, that the defense of the lawsuits will not consume the time and attention of the Company’s senior management, or that the resolution of the lawsuits, individually or in the aggregate, will not have a material adverse effect on the operating results and financial condition of the Company or potentially cause the Company to make changes to its current business practices. It is at least reasonably possible that the Company may have incurred a loss related to one or more of the pending lawsuits disclosed in this footnote; however, the Company is unable to estimate the range of possible loss which may be ultimately realized by the Company upon resolution of these lawsuits. The Company intends to vigorously defend each of its pending lawsuits.

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2004

The purpose of the following MD&A is to help facilitate an understanding of the significant factors influencing our historical operating results, financial condition and cash flows and also to convey management’s expectations of the potential impact of known trends, events or uncertainties that may materially impact future results. This MD&A contains “forward-looking statements” as described on page i of this Quarterly Report on Form 10-Q.

Our MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q. Additionally, the reader is also encouraged to refer to our audited consolidated financial statements and notes thereto and MD&A, including our critical accounting policies, for the year ended December 31, 2003, which appear in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 9, 2004.

Overview

We are one of the largest pharmaceutical services companies in the United States. Our services assist employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States in delivering prescription drugs in a cost-effective manner. On March 24, 2004, Caremark Rx acquired all of the outstanding capital stock of AdvancePCS as further described in Note 3, “Acquisition of AdvancePCS and Integration Plan,” to the accompanying unaudited condensed consolidated financial statements.

Our pharmaceutical services are generally referred to as pharmacy benefit management, or “PBM,” services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use.

We generate our net revenue primarily from dispensing prescription drugs on behalf of our customers, through our seven large, automated mail service pharmacies and our 23 smaller, regional mail service pharmacies We also maintain a nationwide network composed of over 55,000 retail pharmacies with which we have contracted to purchase pharmaceuticals on behalf of our customers for immediate delivery to their participants.

Factors That May Affect Future Results

Our future operating results and financial condition are dependent on our ability to market our services profitably, which is, in turn, heavily dependent on our ability to successfully negotiate discounts for pharmaceutical purchases at various points in our supply chain, and to successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including: (i) identification of, and competition for, growth and expansion opportunities; (ii) declining reimbursement levels for, or increases in the costs of, products dispensed; (iii) exposure to liabilities in excess of our insurance; (iv) compliance with, or changes in, government regulation, including pharmacy licensing requirements, HIPAA and healthcare reform legislation; (v) adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; (vi) adverse resolution of existing or future lawsuits; (vii) our ability to successfully integrate AdvancePCS; (viii) liquidity and capital requirements and (ix) our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding our discontinued PPM business. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition.

There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Note 6, “Contingencies” to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Results of Operations

The following table sets forth selected information about our results of continuing operations for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,		Percentage Increase/(Decrease)
	2004	2003	2004 over 2003
	(In millions, except per share amounts)
Net revenue	$3,025.9	$2,163.8	39.8%
Operating expenses:
Cost of revenues (excluding depreciation)(1)	2,794.8	1,991.7	40.3%
Selling, general and administrative expenses	55.9	46.1	21.3%
Depreciation	12.8	9.9	29.3%
Amortization of intangible assets	1.1	—	N/C
Interest expense, net	9.8	11.1	-11.7%
Stock option expense	0.8	—	N/C
Integration and other related expenses	10.4	—	N/C

	2,885.6	2,058.8	40.2%

Income before provision for income taxes.	140.3	105.0	33.6%
Provision for income taxes	56.1	42.0	33.6%

Net income	$84.2	$63.0	33.7%

Net income per common share—diluted	$0.29	$0.24	20.8%

Operating Income(2)	$150.1	$116.1	29.3%

Operating Margin	4.96%	5.37%

EBITDA(3)	$164.0	$126.0	30.2%

EBITDA Margin	5.42%	5.82%

Net cash provided by (used in):
Continuing operations	$203.0	$137.7	47.4%

Investing activities	$(371.0)	$(18.1)	1949.7%

Financing activities	$(288.4)	$(2.6)	10992.3%

Discontinued operations	$(1.8)	$(23.8)	-92.4%

Revenues:
Mail Service	$1,373.3	$1,069.7	28.4%
Retail(4)	1,627.3	1,080.0	50.7%
Other	25.3	14.1	79.4%

	$3,025.9	$2,163.8	39.8%

Cost of revenues:
Drug ingredient cost(4)	$2,692.3	$1,907.5	41.1%
Pharmacy operating costs and other costs of revenues(1)	102.5	84.2	21.7%

	$2,794.8	$1,991.7	40.3%

Pharmacy claims processed:
Mail	7.1	6.0	18.3%
Retail	34.3	22.3	53.8%

	41.4	28.3	46.3%

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

(1)	Cost of revenues excludes allocable depreciation of approximately $10.9 million and $8.6 million in 2004 and 2003, respectively. These amounts are included in total depreciation for each period.
(2)	Operating Income equals income before provision for income taxes excluding interest expense, net. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (3) below.
(3)	We believe that EBITDA, which is a non-GAAP financial measure, is a supplemental measurement tool used by analysts and investors to help evaluate a company’s overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$84,188	$63,013
Depreciation.	12,789	9,859
Amortization of intangible assets	1,059	17
Interest expense, net	9,830	11,094
Provision for income taxes	56,126	42,009

EBITDA	163,992	125,992
Cash interest payments, net of interest income	(24,629)	(1,782)
Cash tax payments, net of refunds	(4,498)	(6,453)
Other non-cash expenses	3,154	397
Other changes in operating assets and liabilities, net of acquisitions/disposals of businesses	64,932	19,578

Net cash provided by continuing operations	$202,951	$137,732

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

(4)	Includes approximately $467.1 million and $311.6 million in 2004 and 2003, respectively, of amounts paid by individual participants in our customers’ benefit plans directly to the third-party pharmacies in our retail networks (i.e., “retail copayments”).

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Results of operations for the period ended March 31, 2004 compared to the same period in 2003

AdvancePCS Operating Results. The results of operations of AdvancePCS for the period March 24, 2004 through March 31, 2004, are included in our unaudited condensed consolidated statement of income for the three months ended March 31, 2004. The descriptions and quantifications of individual factors influencing our operating results for this period, as provided in the following discussion, exclude the impact of the AdvancePCS Acquisition, and the effect of the AdvancePCS Acquisition for the period is provided in total. In future quarterly periods, we will provide the detailed descriptions and quantifications on a combined basis (i.e., including AdvancePCS); however, management believes the following discussion is more meaningful when viewed on the basis presented since AdvancePCS’s results were only included for 8 days of the quarterly period. We expect the AdvancePCS Acquisition to significantly lower our future operating and EBITDA margins due to the increased mix of retail claims from the Company’s historical amounts.

Net Revenue. Net revenue increased by approximately $862.1 million to approximately $3.0 billion in 2004 from approximately $2.2 billion in 2003. Increases in sales volumes, resulting primarily from net new customer additions and increases in the utilization of products, accounted for approximately $277 million, or 32.1%, of the total increase in net revenue. Net revenue per prescription increases, primarily from drug cost inflation offset by increased generic utilization, accounted for an additional amount of approximately $115 million, or 13.3% of the increase in net revenue. We estimate that increases in generic dispensing rates lowered the amount of drug cost inflation referred to above by approximately $47 million during 2004. The AdvancePCS Acquisition accounted for approximately $465.1 million of the increase in net revenue (Mail Service - $74.8 million; Retail - $384.7 million and Other - $5.6 million).

Cost of Revenues. Drug ingredient costs increased approximately $784.8 million to approximately $2.7 billion in 2004 from approximately $1.9 billion in 2003. Volume increases, resulting primarily from net new customer additions and increases in the utilization of products, represented approximately $241.0 million, or 30.7%, of this increase. Increases in drug ingredient costs per prescription, primarily from drug cost inflation, resulted in approximately $106.7 million, or 13.6% of the increase. The rate of increase in drug ingredient costs per prescription was slightly higher than the rate of increase in net product sales revenue per prescription due to changes in the mix of products dispensed. The AdvancePCS Acquisition accounted for approximately $436.6 million of the increase in drug ingredient costs.

Pharmacy operating costs and other costs of revenue increased 9.5% in 2004, excluding the impact of the AdvancePCS Acquisition. This increase corresponds primarily to increases in pharmacy operating costs necessary to service the 12.3% increase in the volume of mail service pharmacy claims, also excluding the impact of the AdvancePCS Acquisition. Although these expenses increased on an absolute basis, they decreased as a percent of net revenue, from 3.9% in 2003 to 3.6% in 2004, due to our continued focus on gaining efficiencies through economies of scale and productivity improvements. The AdvancePCS Acquisition accounted for approximately $10.3 million of the increase in pharmacy operating costs and other costs of revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on an absolute basis in 2004 to support the overall growth in our business. Selling, general and administrative expenses decreased as a percentage of net revenue reflecting our continued focus on leveraging our existing infrastructure to grow our business. The AdvancePCS Acquisition accounted for approximately $6.9 million of the increase in selling, general and administrative expenses.

Depreciation. Depreciation increased in 2004 due primarily to the amounts and timing of depreciation related to capital expenditures made to increase capacities in our mail service pharmacies. The AdvancePCS Acquisition accounted for approximately $1 million of the increase in depreciation. Depreciation expense is expected to total approximately $75 million to $78 million for the remainder of 2004.

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Amortization of Intangible Assets. The amortization of intangible assets recorded in 2004 was related entirely to the intangible assets acquired from AdvancePCS. The purchase price allocation for the AdvancePCS acquired intangible assets is preliminary and subject to revision pending the results of studies and analyses currently being conducted. We expect these studies and analyses to be substantially complete in the quarter ending June 30, 2004, and we will record the associated amortization adjustment, if any, as a change in accounting estimate when the valuation of the acquired intangible assets is finalized. Based on the preliminary purchase price allocation, we expected to record approximately $37 million of amortization of intangible assets for the remainder of 2004.

Interest Expense, Net. The decrease in net interest expense in 2004 resulted primarily from increased interest income generated by cash on hand. We expect to record net interest expense of approximately $35 million to $40 million in 2004.

Stock Option Expense. The stock option expense recorded in 2004 relates to the intrinsic value of unvested stock options held by AdvancePCS optionees on the date of the AdvancePCS Acquisition. We issued replacement stock options to these optionees with vesting terms identical to their original stock options. The intrinsic value amount related to the unvested portion of these replacement stock options, approximately $49.9 million in the aggregate, will be recognized as an expense in future periods. We expect to record approximately $22 million of expense for these stock options in the remainder of 2004.

Provision for Income Taxes. Our provision for income taxes for both 2004 and 2003 was recorded using a 40% effective tax rate on book income. As a result of the AdvancePCS Acquisition, we expect this amount to decrease slightly, to approximately 39.8%, in future quarters, beginning with the quarter ending June 30, 2004.

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

The following tables set forth selected information concerning our liquidity and capital resources and changes therein for the three months ended March 31, 2004 (in millions):

Three Months Ended March 31, 2004
Net cash provided by (used in):
Continuing operations	$203.0
Investing activities	(371.0)
Financing activities	(288.4)
Discontinued operations	(1.8)

Net decrease in cash and cash equivalents for the three months ended March 31, 2004	(458.2)
Cash and cash equivalents—December 31, 2003	815.3

Cash and cash equivalents—March 31, 2004	$357.1

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

	March 31, 2004	December 31, 2003
Net working capital (deficiency)(1)	$(33.6)	$882.6

Long-term debt:
Fixed-rate debt	$454.0	$450.0

Variable-rate debt	$150.0	$245.6

Availability under revolving credit facility	$384.1	$288.8

(1)	Working capital equals total current assets minus total current liabilities.

Cash Flows from Continuing Operations. Our performance relative to net cash provided by continuing operations for the three months ended March 31, 2004, resulted from factors discussed above related to income from continuing operations coupled with focused management of working capital. The net decrease in working capital from December 31, 2003, to March 31, 2004, is due primarily to our use of cash on hand to fund the AdvancePCS Acquisition and related transactions coupled with the acquired working capital deficiency of AdvancePCS.

Cash Flows from Investing Activities. Cash flows from investing activities for the three months ended March 31, 2004, include $368.4 million paid (net of cash acquired) for the AdvancePCS Acquisition. The Company expects to pay approximately $25 million of additional direct costs of the AdvancePCS Acquisition in the remainder of 2004. Cash flows from investing activities also include proceeds of approximately $10.4 million received from the partial liquidation of our investment in a private company that was formerly one of our subsidiaries and $12.9 million of capital expenditures. Capital expenditures in the 2004 period are lower than the 2003 total of $18.1 million primarily due to the approximately $6.5 million spent to purchase the real property associated with our mail service pharmacy located in San Antonio, Texas in 2003.

Cash Flows from Financing Activities. On March 24, 2004, in conjunction with the AdvancePCS Acquisition, we restructured our indebtedness as follows:

•	Our then-existing $550 million credit facility, consisting of a $250 million term loan facility and a $300 million revolving credit facility, was terminated. We paid off the balance of the term loan facility, which was approximately $245.6 million. No amounts were outstanding under the revolving credit facility;

•	Our then-existing $125 million Trade Receivables Sales Facility, under which no amounts were outstanding, was terminated;

•	We entered into a new $550 million unsecured bank credit facility, consisting of a $150 million term loan facility and a $400 million revolving credit facility. This credit facility is guaranteed by our material subsidiaries and contains restrictive covenants. The guarantees and covenants applicable to the credit facility are described in further detail in Note 5, “Long-term Debt” to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. We borrowed $150 million under the term loan facility on March 24, 2004, and principal payments of $1.0 million per quarter will begin in June 2004. No amounts were outstanding under the revolving credit facility at March 31, 2004; and

•

We entered into a new $500 million receivables-backed credit facility, the material terms of which are similar to those of our former Trade Receivables Sales Facility but are structured so that the facility is treated as indebtedness rather than as a sale of the accounts receivable. This receivables-backed facility

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

is described in further detail in Note 5, “Long-term Debt” to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. No amounts were outstanding under the receivables-backed credit facility at March 31, 2004.

We also received net proceeds of approximately $16.8 million from issuance of common stock under employee benefit plans, including exercises of stock options. These proceeds were partially offset by our payment of approximately $1.9 million of expenses to register and issue the common stock used for the AdvancePCS Acquisition and approximately $3.5 million of costs associated with the restructuring of indebtedness described above.

Cash Flows from Discontinued Operations. In addition to the amounts paid through March 31, 2004, to service liabilities which arose from our discontinued PPM operations, we have accrued approximately $39 million of remaining net liabilities related to our discontinued operations. We expect to pay the majority of this accrued amount during the remainder of 2004. These amounts are estimates, and actual amounts could differ from those recorded.

Outlook

Liquidity and Capital Resources Overview. Currently, our liquidity needs arise primarily from: (i) commitments related to financing obtained through the issuance of long-term debt; (ii) capital expenditures (iii) working capital requirements and (iv) costs to achieve synergies related to the AdvancePCS Acquisition. Additionally, subject to certain restrictions in our credit facility, we have acquired businesses, and may continue to acquire additional businesses in the future, and could fund any such acquisition using cash on hand, availability under our receivables-backed credit facility or our revolving credit facility, or a combination thereof. We believe that our cash flows from operations and amounts available under our receivables-backed and revolving credit facilities are sufficient to meet our liquidity needs for the foreseeable future.

Integration and Other Related Expenses. We expect integration planning and relocation expenses for 2004 to total approximately $13 million. We incurred approximately $6 million of such costs in the three months ended March 31, 2004, and we expect the significant majority of the remaining costs to be incurred by the end of June 2004. We recorded approximately $30 million of integration-related severance benefits in the three months ended March 31, 2004, including approximately $28 million capitalized as part of the AdvancePCS Acquisition. We expect to record additional integration expenses associated with post-merger integration activities in 2004; however, we do not expect such amounts to be material to our financial position, results of operations or cash flows.

Planned Capital Expenditures. We expect total capital expenditures for the remainder of 2004 to be approximately $75 to $85 million, including capital expenditures associated with the AdvancePCS Acquisition for both recurring capital expenditures necessary to support AdvancePCS’s customers and incremental capital expenditures associated with systems integration projects identified as of the date of this filing.

Discontinued Operations. Future cash needed to fund the remaining net liabilities of discontinued operations and estimated exit costs, which were estimated to be approximately $39 million, in aggregate, at March 31, 2004, will be funded by cash flows from continuing operations and by borrowings under our receivables-backed credit facility or our revolving credit facility. We believe that these sources will be sufficient to fund these payments, the majority of which we expect to pay over the remainder of 2004.

Deferred Income Taxes. At December 31, 2003, we had a cumulative income tax net operating loss (“NOL”) carryforward of approximately $1.4 billion available to reduce future amounts of taxable income. If not

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

utilized to offset future taxable income, these NOL carryforwards will expire on various dates through 2020, with over 90% of the total NOL carryforward amount expiring from 2019 to 2021. In addition to these NOL carryforwards, we had approximately $42 million of future additional income tax deductions related to our discontinued operations. The Company also had a federal alternative minimum tax credit carryforward of approximately $27 million, which may be used to offset its ordinary federal corporate income taxes in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facilities. Our earnings and the fair value of our fixed-rate debt are subject to change as a result of movements in market interest rates. At March 31, 2004, we had $150 million of obligations which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at March 31, 2004, would result in an increase in annual interest expense of approximately $1.5 million, presuming that obligations subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on our outstanding obligations and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

CONTROLS AND PROCEDURES

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures of the Exchange Act. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. During the quarter ended March 31, 2004, there were no significant changes in our internal controls over financial reporting or in other factors that materially affected these controls subsequent to the evaluation.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to certain legal proceedings as described in Note 6, “Contingencies” to its unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and hereby incorporated herein by reference. As disclosed in Note 7, by virtue of the AdvancePCS Acquisition, the Company became exposed to the following legal proceedings of AdvancePCS in the quarter ended March 31, 2004:

In November 1999, PCS Health Systems, Inc., a subsidiary of PCS Holding Corporation, which was acquired by Advance Paradigm in October 2000, received a subpoena from the Office of the Inspector General (OIG) requesting that PCS Health Systems, Inc. produce documents in connection with an industry-wide investigation. The investigation is ongoing and being pursued under the direction of the U.S. Attorney’s Office for the Eastern District of Pennsylvania. Based on public statements from that office, the investigation appears to involve a review of the practices of PBMs under federal anti-kickback statutes and other laws and regulations. Specifically, the focus of the investigation appears to be PBM relationships with pharmaceutical manufacturers and retail pharmacies, including PBM programs relating to drug formulary compliance. AdvancePCS has provided documents responsive to the subpoena, and the U.S. Attorney’s Office has sought information from pharmaceutical manufacturers that have contractual relationships with AdvancePCS. The U.S. Attorney General also issued Civil Investigative Demands, which are referred to as CIDs, seeking to compel the depositions of certain current and former employees of AdvancesPCS.

On September 17, 2002, the United States District Court for the Eastern District of Pennsylvania entered an order holding in abeyance both AdvancePCS’s dispute with the OIG regarding the scope and enforcement of the subpoena for documents and employee e-mail as well as the CIDs, pending the good faith efforts of the parties to reach a mutual resolution of the outstanding discovery issues. Since entry of that order, AdvancePCS has reached agreement with the U.S. Attorney’s office regarding the scope of its document requests and facilitated interviews of certain employees of AdvancePCS. The government has continued to request the production of additional documents and interviews, including information relating to the activities of Advance Paradigm prior to the acquisition of PCS Holding Corporation, and the activities of AdvancePCS subsequent to such acquisition, as well as additional information regarding AdvancePCS’s arrangements with retail pharmacies and health plans. AdvancePCS continues to cooperate with the OIG, has already produced certain requested material, and intends to continue to work with the OIG to facilitate the production of further documents and arrange the requested interviews.

It is not possible to predict the outcome of this investigation or whether the government will commence any action challenging any of AdvancePCS’s programs and practices. We believe that AdvancePCS’s programs, including those prior to the PCS Holding Corporation acquisition, are in compliance with the requirements of the anti-kickback and false claims statutes and other applicable laws and regulations. Moreover, other than those actions filed in connection with the enforcement of the subpoena, neither the OIG nor U.S. Attorney has filed any actions or claims against AdvancePCS nor have they indicated their intention to do so. Nevertheless, as a result of this investigation, AdvancePCS could be subject to scrutiny, further investigation or challenge under federal or state anti-kickback and false claims statutes or other laws and regulations which could cause its business, profitability and growth prospects to suffer materially.

In March 1998, PCS Health Systems, Inc. was served with a purported class action lawsuit filed by Ed Mulder in the United States District Court of the District of New Jersey. The lawsuit alleges that PCS Health Systems, Inc. acts as a fiduciary, as that term is defined in ERISA, and has breached certain purported fiduciary duties under ERISA. The plaintiff is seeking injunctive relief and monetary damages in an unspecified amount. AdvancePCS believes that it does not assume any of the plan fiduciary responsibilities that would subject it to regulation under ERISA as alleged in the complaint and has denied all allegations of wrongdoing. The plaintiff purported to represent a nation-wide class consisting of all members of all ERISA plans for which PCS Health Systems, Inc. provided PBM services during the class period. AdvancePCS opposed certification of this class and in July 2003, the court entered an order certifying a more limited class comprised only of members of those ERISA plans for which PCS Health Systems, Inc. provided services under its contract with a single HMO for a limited time period.

In December 2001 AdvancePCS was served with a purported class action lawsuit filed by Gail Marantz in the United States District Court in Arizona, alleging that AdvancePCS acts as an ERISA fiduciary and that has breached certain purported fiduciary duties under ERISA. The plaintiff withdrew the class action allegations in April 2002. In March 2003, the court dismissed the plaintiff’s apparent effort to reassert possible class action claims. In May 2003, the Marantz case was dismissed based on inadequacies in the plaintiff’s pleadings and subsequently the plaintiff filed an amended complaint purporting to address these inadequacies. Subsequent to discovery, the plaintiff voluntarily dismissed the case with prejudice in March 2004.

In April 2002, AdvancePCS was served with a purported class action filed by Tommie Glanton in the United States District Court in Arizona brought on behalf of the plaintiff’s health plan and a putative class of self-funded health plans. In March 2003, AdvancePCS was served with a complaint filed by Tara Mackner in which the plaintiff, a purported participant in a self-funded health plan customer of AdvancePCS, sought to bring action on behalf of that plan. Each of the lawsuits sought unspecified monetary damages and injunctive relief. Because the previously filed Glanton case purported to be brought as a class action on behalf of self-funded plans, the court consolidated the Mackner case and the Glanton case. In November 2003, the court dismissed and terminated both the Glanton and Mackner cases on the pleadings, finding that the plaintiffs lacked standing to bring the actions under ERISA. The plaintiffs have appealed these dismissals to the United States Ninth Circuit Court of Appeals.

In March and April of 2003, AdvancePCS and subsequently Caremark Rx and Caremark were served with a complaint by an individual named Robert Irwin. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. We believe that the lawsuit mischaracterizes the business practices of Caremark Rx, Caremark and AdvancePCS.

In March 2003, AdvancePCS, Caremark Rx and Caremark were served with a purported representative action filed by American Federation of State, County & Municipal Employees, a labor union comprised of numerous autonomous local unions and affiliations. Other PBM companies are also named as defendants in this lawsuit. The lawsuit alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to rebates, pricing, formulary management and mail order services. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. The Company believes the lawsuit mischaracterizes the business practices of Caremark Rx, Caremark and Advance PCS. This case has been coordinated with the Irwin case described above before a single judge in Los Angeles County.

In December 2001, AARP and United Healthcare Insurance Co., (“United”) filed a complaint against AdvancePCS in the United States District Court in Minnesota asserting claims against AdvancePCS for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. Specifically, AARP and United claim that AdvancePCS attempted to divert certain AARP members and pharmacists following AdvancePCS’s termination as the discount card program provider for AARP members. Without holding an evidentiary hearing, the court granted AARP and United’s request for preliminary injunctive relief, which was affirmed on appeal by the Eighth Circuit Federal Court of Appeals in November

2002. In addition to the injunctive relief requested, AARP and United have asserted monetary damages of $24 million, including attorneys’ fees and costs. In September 2003, the district court rejected without prejudice the attempt by AARP and United to amend their complaint to include a punitive damages allegation. AdvancePCS has denied AARP and United’s allegations and moved to dismiss the complaint. In addition, in May 2003, AdvancePCS amended its answer to include a cross-complaint against both AARP and United for monetary damages arising out of asserted inappropriate activities by AARP and United that interfered with the operation of AdvancePCS’s prescription drug discount program. In March 2004, plaintiffs filed a motion for leave to amend the second amended complaint to add additional causes of action, including a claim for punitive damages, and no decision has been rendered.

In August 2003, AdvancePCS was served with a purported class action brought by Bellevue Drug Co., Robert Schreiber, Inc., d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co., d/b/a Parkway Drugs #4, on behalf of themselves and all others similarly situated, and the Pharmacy Freedom Fund and the National Community Pharmacists Association filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege antitrust violations under Section 1 of the Sherman Act arising from AdvancePCS’s establishment of network rates for retail pharmacies. The plaintiffs are attempting to certify a class of all pharmacies that, at any time during the period commencing four years before the filing of the litigation through the present, contracted with AdvancePCS to dispense and sell brand name and generic prescription drugs for any prescription drug benefit plan(s).

In October 2003, Caremark Rx, Caremark and AdvancePCS were served with a purported class action complaint filed in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The complaint alleged purported violations of Section 1 of the Sherman Act in three counts. In December 2003, Caremark Rx, Caremark and AdvancePCS filed motions to dismiss the complaint for failure to state any claim upon which relief can be granted. In March 2004, prior to responding to defendants’ motions to dismiss, plaintiffs amended and restated their class action complaint, removing two counts under Section 1 of the Sherman Act and adding a count under Section 2 of the Sherman Act. Count I of the amended complaint claims that defendants committed with third parties, including client payors and other PBM companies, including Medco and Express Scripts, numerous violations of Section 1 of the Sherman Act “by price fixing schemes” flowing from “parallel behavior” that have resulted in “low levels” of prescription service reimbursement rates for plaintiffs and the diversion of prescription service business from plaintiffs to mail service. Count II claims that defendants have engaged in a conspiracy to monopolize or attempt to monopolize the United States market for dispensing and retail sale of prescription drugs that are reimbursed by insurance in violation of Section 2 of the Sherman Act. Defendants will file shortly their motion to dismiss the amended class action complaint.

In addition, AdvancePCS is a defendant in lawsuits from time to time arising in the ordinary course of business, the outcome of which the Company believes will not have a material adverse effect on its business, profitability and growth prospects.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Stockholders on March 22, 2004 (the “Special Meeting”). The matters voted upon by the Company’s stockholders, and the results of such voting, are set forth under the caption “Item 5. Other Events and Required FD Disclosure” in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2004.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.

2.1	—	Agreement and Plan of Merger, dated as of September 2, 2003, by and among Caremark Rx, Inc., Cougar Merger Corporation and AdvancePCS, filed as Annex A to Amendment No. 3 to the Company’s Registration Statement on Form S-4, filed on January 20, 2004 and hereby incorporated herein by reference.

3.1	—	Fourth Restated Certificate of Incorporation of Caremark Rx, Inc.

4.1	—	Agreement Regarding Registration Rights between Caremark Rx, Inc., Joseph Littlejohn & Levy Fund III, L.P., and the other persons named on the signature pages thereof, dated as of September 2, 2003, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on September 4, 2003 and hereby incorporated by reference herein.

10.1	—	Voting Agreement, dated as of September 2, 2003, among Caremark Rx, Inc. and Joseph Littlejohn & Levy Fund III, L.P., in its capacity as a stockholder of AdvancePCS, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 4, 2003 and hereby incorporated by reference herein.

10.2	—	Amended and Restated Credit Agreement, dated as of March 24, 2004, among the Company, the Initial Lenders, Bank of America, N.A., Wachovia Bank, National Association and UBS Securities LLC, and JPMorgan Chase Bank, Banc of America Securities LLC and Wachovia Capital Markets, LLC d/b/a/ Wachovia Securities, acting in the capacities listed therein, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on April 8, 2004 and hereby incorporated by reference herein.

10.3	—	Receivables Purchase Agreement dated as of March 24, 2004, among Caremark Receivables LLC, Caremark Inc., AdvancePCS Health, L.P., Caremark Rx, Inc., Caremark International, Inc., Blue Ridge Asset Funding Corporation, Jupiter Securitization Corporation, Atlantic Asset Securitization Corp., Wachovia Bank, National Association, Bank One, NA, and Credit Lyonnais New York Branch, acting in the capacities listed therein, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on April 8, 2004 and hereby incorporated by reference herein.

Exhibit No.

10.4	—	Receivables Sale Agreement, dated as of March 24, 2004, among Caremark Inc., AdvancePCS Health, L.P. and Caremark Receivables LLC in the capacities listed therein, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on April 8, 2004 and hereby incorporated by reference herein.

10.5	—	Fourth Supplemental Indenture, dated March 24, 2004, by and among AdvancePCS, AdvancePCS Health Systems, L.L.C., AdvancePCS SpecialtyRx, L.L.C., Dresing-Lierman, Inc., and Theracom, Inc., Consumer Health Interactive Inc., AdvancePCS Puerto Rico, Inc., AFC Receivables Holding Corporation, Accordant Health Services, Inc., and Accordant Integrated Services, Inc., and The Bank of New York Trust Company, N.A., acting in the capacities listed therein, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on April 8, 2004 and hereby incorporated by reference herein.

10.6	—	Survivor Benefit Agreement between the Company and E. Mac Crawford.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

(b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004.

February 3, 2004	Item 12. Earnings release for the quarterly period and the year ended December 31, 2003.

February 12, 2004	Items 5 & 7. Joint press release issued by the Company and AdvancePCS on February 11, 2004, announcing that (i) the Federal Trade Commission had closed its investigation of their proposed merger and granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (ii) state attorneys general that requested information had completed their review and closed their investigation of the transaction.

March 18, 2004	Items 5 & 7. Press release announcing changes to the Company’s management team and Board of Directors that became effective immediately following the close of the Company’s acquisition of AdvancePCS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREMARK RX, INC.

By:	/s/ HOWARD A. MCLURE

Howard A. McLure Executive Vice President and Chief Financial Officer

Date: May 10, 2004