Form 10-Q
period 2004-06-30
CAREMARK RX INC
filed 2004-08-09
CIK 1000736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004, the registrant had 465,991,969 shares (including 6,179,927 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

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

i

CAREMARK RX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$873,236	$815,328
Accounts receivable, less allowance for doubtful accounts of $46,508 in 2004 and $24,746 in 2003	2,052,715	669,680
Inventories	270,161	204,939
Deferred tax asset, net	383,508	240,978
Prepaid expenses and other current assets	25,374	15,752

Total current assets	3,604,994	1,946,677

Property and equipment, net of accumulated depreciation of $200,912 in 2004 and $164,232 in 2003	294,202	159,769
Goodwill	6,880,906	49,171
Intangible assets, net of accumulated amortization of $25,548 in 2004 and $18,928 in 2003	943,016	9,273
Deferred tax asset, net	—	227,426
Other non-current assets	58,524	81,312

Total assets	$11,781,642	$2,473,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$560,641	$385,362
Claims and discounts payable	2,456,880	509,713
Other accrued expenses and liabilities	287,254	158,666
Income taxes payable	6,640	7,820
Current portion of long-term debt	4,000	2,500

Total current liabilities	3,315,415	1,064,061
Long-term debt, net of current portion	596,610	693,125
Deferred tax liability	65,222	—
Other long-term liabilities	264,690	75,804

Total liabilities	4,241,937	1,832,990

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value per share; 700,000 shares authorized; issued — 471,002 shares in 2004 and 268,578 shares in 2003	471	269
Additional paid-in capital	8,507,866	1,762,477
Unearned stock-based compensation	(37,391)	—
Treasury stock — 2,905 shares in 2004 and 1,855 shares in 2003	(62,391)	(28,782)
Shares held in trust — 6,205 shares in 2004 and 6,263 shares in 2003	(100,034)	(101,103)
Accumulated deficit	(757,826)	(981,233)
Accumulated other comprehensive loss	(10,990)	(10,990)

Total stockholders’ equity	7,539,705	640,638

Total liabilities and stockholders’ equity	$11,781,642	$2,473,628

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue (1)	$7,304,442	$2,204,039	$10,330,385	$4,367,835

Operating expenses:
Cost of revenues (1)(2)	6,894,591	2,019,399	9,689,402	4,011,100
Selling, general and administrative expenses	119,945	48,785	175,856	94,888
Depreciation	24,474	10,740	37,263	20,599
Amortization of intangible assets	12,300	18	13,359	35
Interest expense, net	8,578	10,875	18,408	21,969
Stock option expense	8,266	—	9,085	—
Integration and other related expenses	5,028	—	15,438	—

Income before provision for income taxes	231,260	114,222	371,574	219,244
Provision for income taxes	92,041	45,688	148,167	87,697

Net income	$139,219	$68,534	$223,407	$131,547

Average number of common shares outstanding - basic	459,817	256,391	368,785	255,864
Common stock equivalents - stock options and warrants	11,110	7,215	9,635	6,832

Average number of common shares outstanding - diluted	470,927	263,606	378,420	262,696

Net income per common share - basic	$0.30	$0.27	$0.61	$0.51

Net income per common share - diluted	$0.30	$0.26	$0.59	$0.50

(1)	Includes approximately $1.3 billion and $304 million of retail copayments for the three months ended June 30, 2004 and 2003, and approximately $1.8 billion and $615 million of retail copayments for the six months ended June 30, 2004 and 2003, respectively.
(2)	Excludes depreciation expense, which is presented separately.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from continuing operations:
Net income	$223,407	$131,547

Adjustments to reconcile net income to net cash provided by continuing operations:
Deferred income taxes	101,252	78,058
Depreciation and amortization	50,622	20,634
Provision for doubtful accounts	8,318	6,758
Non-cash interest expense	1,645	1,804
Writeoff of deferred financing costs	2,206	—
Stock option expense	9,085	—
Other non-cash expenses	249	541
Changes in operating assets and liabilities, net of effects of acquisitions and disposals of businesses	305,112	28,049

Net cash provided by continuing operations	701,896	267,391

Cash flows from investing activities:
Capital expenditures, net	(31,151)	(26,589)
Acquisitions of businesses, net of cash acquired	(391,021)	(319)
Partial liquidation of cost-method investment	10,382	—

Net cash used in investing activities	(411,790)	(26,908)

Cash flows from financing activities:
Repayments under credit facilities	(246,625)	(1,250)
Borrowing under new term loan	150,000	—
Principal payment under AdvancePCS Senior Notes Tender Offer	(206,810)	—
Net proceeds from exercise of stock options and retirement of warrants	113,691	39,214
Purchase of treasury stock	(33,609)	(6,111)
Deferred financing costs	(3,857)	(100)
Securities issuance costs	(2,729)	—

Net cash provided by (used in) financing activities	(229,939)	31,753

Cash used in discontinued operations	(2,259)	(53,262)

Net increase in cash and cash equivalents	57,908	218,974
Cash and cash equivalents — beginning of period	815,328	306,804

Cash and cash equivalents — end of period	$873,236	$525,778

Non-cash investing activities related to the AdvancePCS Acquisition:
Fair value of non-cash net assets acquired (based on the Company’s preliminary purchase price allocation)	$6,913,941

Issuance of approximately 191 million shares of common stock	$6,227,720
Issuance of replacement stock options for the purchase of approximately 14 million shares of common stock, net of approximately $49.9 million allocated to unearned compensation	271,909
Issuance of replacement warrants for the purchase of approximately 902,000 shares of common stock	15,000

	$6,514,629

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

Note 1. Business and Basis of Presentation

Caremark Rx, a Delaware corporation, is one of the largest pharmaceutical services companies in the United States. The Company’s operations are conducted primarily through Caremark Inc. (“Caremark”), a wholly-owned, indirect subsidiary of Caremark Rx, and CaremarkPCS (f/k/a AdvancePCS) (“CaremarkPCS” or “AdvancePCS”), a wholly-owned, direct subsidiary of Caremark Rx. Caremark Rx acquired AdvancePCS on March 24, 2004, as further described at Note 3, Acquisition of AdvancePCS and Integration Plan, below. The Company’s customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States.

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

The intrinsic value method requires the Company to recognize compensation expense based on the difference in the market price and the exercise price of options at their grant date. The exercise price of option grants under the Company’s stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no compensation expense, other than compensation expense for the replacement stock options issued in connection with the AdvancePCS Acquisition as further discussed below, has

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

been recognized in the accompanying unaudited condensed consolidated financial statements in 2004. The Company recognized approximately $8.2 million and $9.0 million of stock option expense in the three months and six months ended June 30, 2004, respectively, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange for their AdvancePCS options upon completion of the Company’s acquisition of AdvancePCS. The total intrinsic value of these unvested options at the acquisition date was approximately $49.9 million, and the Company will expense the intrinsic value of these options over their remaining vesting periods. The actual amount to be expensed will be reduced for any options that are canceled prior to vesting, and approximately $3.4 million of the $49.9 million originally allocated to unearned stock-based compensation was forfeited during the three months ended June 30, 2004, due to cancellation of the underlying stock options.

FAS 123 requires companies which elected to continue applying the intrinsic value method to disclose pro forma information regarding net income and earnings per share as if the Company had recognized compensation expense for employee stock option grants using the fair value method described therein. The pro forma impact of applying this provision, using the Black-Scholes model (multiple-option method) to compute the fair value of stock option grants, on the Company’s net income and net income per common share is as follows (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
As reported:
Net income	$139.2	$68.5	$223.4	$131.5

Stock-based employee compensation cost (1)	$5.0	$0.2	$5.5	$0.2

Net income per common share — basic	$0.30	$0.27	$0.61	$0.51

Net income per common share — diluted	$0.30	$0.26	$0.59	$0.50

Pro forma:
Net income	$137.4	$66.4	$221.0	$127.6

Stock-based employee compensation cost (2)	$6.8	$2.3	$7.4	$4.1

Net income per common share — basic	$0.30	$0.26	$0.60	$0.50

Net income per common share — diluted	$0.29	$0.25	$0.58	$0.48

Black-Scholes assumptions (3) (weighted average):
Risk-free interest rate	3.36%	1.63%	2.40%	2.01%
Expected volatility	24%	45%	37%	45%
Expected option lives (years)	4.0	2.3	3.1	3.1

(1)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) included in the determination of net income during the period.
(2)

Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income if the fair value based method had been applied to all awards vesting during the period, including the unvested replacement stock options issued to AdvancePCS optionees.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

(3)	Represents Black-Scholes inputs used to value options granted during the period. The amounts reflected for the 2004 periods were significantly influenced by the inputs used to value the unvested component of the replacement stock options issued to AdvancePCS optionees in connection with the AdvancePCS Acquisition (as defined below). The expected volatility and option lives for the options issued in the three months ended June 30, 2004, were significantly impacted by a change in the Company’s stock option plans whereby all preexisting plans, under which options become fully vested two years from the grant date, were consolidated into the Company’s 2004 Stock Incentive Plan that was approved by the Company’s stockholders in March 2004. Options granted under the 2004 Stock Incentive Plan become fully vested five years from the date of grant.

The following table summarizes the Company’s stock option activity for the three months and the six months ended June 30, 2004 (in thousands):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Options outstanding - beginning of period	32,084	18,999
Options granted, excluding AdvancePCS Acquisition	4,489	4,714
Replacement stock options issued for AdvancePCS Acquisition	—	14,184
Exercises (1)	(10,266)	(11,042)
Cancellations	(500)	(1,048)

Options outstanding - end of period	25,807	25,807

(1)	Approximately 5.4 million of the options exercised in the three-month and the six-month periods related to exercises by former executives of AdvancePCS.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

The results of operations of AdvancePCS beginning March 24, 2004, are included in the accompanying condensed consolidated statements of income. The pro forma results of operations of the Company and AdvancePCS, prepared based on the preliminary purchase price allocation for AdvancePCS as described further below and as if the AdvancePCS Acquisition had occurred at the beginning of each period, were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	$7,304,442	$7,020,176	$14,940,188	$13,810,794

Net income	$142,245	$108,958	$267,912	$210,623

Earnings per share - basic	$0.31	$0.25	$0.59	$0.48

Earnings per share - diluted	$0.30	$0.24	$0.57	$0.46

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the AdvancePCS Acquisition had been completed at the beginning of each period. In addition, the pro forma financial information above does not attempt to project the Company’s future results of operations.

The pro forma revenue amount presented above includes approximately $1.3 billion and $1.5 billion of retail copayments for the three months ended June 30, 2004 and 2003, and approximately $2.9 billion and $2.7 billion of retail copayments for the six months ended June 30, 2004 and 2003, respectively. The pro forma financial information reflects the following pro forma adjustments and assumptions:

(a) Inter-company revenue related to Caremark’s historical participation in AdvancePCS’s specialty pharmacy networks was eliminated. This adjustment had no impact on pro forma net income or pro forma earnings per share.

(b) Additional quarterly amortization expense of approximately $9 million was added to AdvancePCS’s standalone results for periods prior to the AdvancePCS Acquisition. This adjustment represents the elimination of AdvancePCS’s historical amortization expense for identifiable intangible assets and recording approximately $12.3 million of amortization expense per quarter based on the Company’s preliminary estimates of the values and lives of acquired intangible assets. This amount is subject to change based on the finalization of the AdvancePCS purchase price allocation as discussed further below.

(c) Total stock option expense of $9 million and $17.3 million was included in the three-month and six-month periods, respectively, to reflect the accounting treatment of unvested replacement stock options issued to AdvancePCS optionees as discussed in Note 2.

(d) Approximately $5 million and $15 million of integration and other related expenses incurred in the three months and the six months ended June 30, 2004, respectively, in connection with the AdvancePCS Acquisition were eliminated.

(e) Approximately $4 million of quarterly interest expense was eliminated from AdvancePCS’s standalone results for periods prior to the AdvancePCS Acquisition to reflect the repurchase of the AdvancePCS 8 1/2% senior notes due 2008 described further below in Note 5, “Long-term Debt.”

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

(f) Incremental shares of common stock were added to the Company’s basic and diluted shares outstanding, respectively, in both periods to reflect the issuance of the Company’s common stock as 90% of the acquisition consideration and the additional common stock equivalents resulting from issuance of the replacement stock options described in Note 2.

The Company is currently in the process of evaluating the net assets acquired from AdvancePCS. The allocation of the purchase price paid by the Company to the assets and liabilities acquired from AdvancePCS is preliminary and subject to revision based on the outcome of ongoing evaluations of these assets and liabilities. The Company expects the most significant of these evaluations, the finalization of the values and lives of acquired customer relationships and of the fair values of acquired lease obligations, to be completed by September 30, 2004.

Integration Plan. The Company is currently in the process of finalizing a plan to integrate its previously existing business with that of AdvancePCS. The Company expects this plan to be substantially complete by the end of 2004. Additional integration planning items such as system integration strategies will most likely continue to be evaluated into 2005.

The Company expects to adjust the AdvancePCS purchase price allocation to reflect, as additional liabilities and goodwill, one-time termination and/or relocation benefits or other exit costs to the extent they relate to employees or activities of AdvancePCS prior to the AdvancePCS Acquisition. The Company also expects to record additional expenses for similar costs to the extent that they relate to employees or activities of the Company prior to the AdvancePCS Acquisition. Future amounts recorded for the integration plan are not expected to be material to the Company’s financial position, results of operations or cash flows.

Through June 30, 2004, the Company has incurred obligations to pay approximately $31.2 million of involuntary termination and related benefits to former AdvancePCS executives and other former employees of AdvancePCS. These amounts are included in the preliminary AdvancePCS purchase price allocation. The Company also incurred liabilities totaling approximately $2.6 million for involuntary termination benefits payable to its existing employees during the six months ended June 30, 2004. This amount is included in “Integration and other related expenses” on the accompanying unaudited condensed consolidated statement of income. The remainder of the $15.4 million in “Integration and other related expenses” for the six months ended June 30, 2004, consists primarily of: (1) a writeoff of approximately $2.2 million of deferred loan costs for indebtedness retired in conjunction with the closing of the AdvancePCS Acquisition; (2) approximately $7 million of integration planning activities related to the AdvancePCS Acquisition and (3) approximately $1.8 million related to retention benefit obligations under the AdvancePCS Retention Plan. A rollforward of liabilities for involuntary termination benefits incurred in connection with the integration plan is as follows (in thousands):

Six Months Ended June 30, 2004
Balance at beginning of period	$—
Involuntary termination benefits charged to:
AdvancePCS purchase price allocation	31,184
Integration and other related expenses	2,557

33,741
Payments	(31,438)

Balance at end of period	$2,303

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

Note 4. Income Taxes

At December 31, 2003, the Company had a cumulative income tax net operating loss (“NOL”) carryforward of approximately $1.4 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, including amounts of taxable income generated through June 30, 2004, these NOL carryforwards will expire on various dates through 2021, with over 90% of the total NOL carryforward amount expiring from 2019 to 2021. In addition to these NOL carryforwards, the Company had approximately $42 million of future additional income tax deductions related to its discontinued operations. The Company also had a federal alternative minimum tax credit carryforward of approximately $27 million, which may be used to offset its ordinary federal corporate income taxes in the future.

Note 5. Long-term Debt

The Company’s long-term debt at June 30, 2004, and December 31, 2003, consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Bank Credit Facility:
Term loan facility (2.34% at June 30, 2004)	$149,000	$—
Revolving facility	—	—

	149,000	—
Previous credit facility:
Term loan facility	—	245,625
Revolving facility	—	—

	—	245,625
Receivables Facility	—	—
7.375% senior notes due 2006	450,000	450,000
AdvancePCS 8.5% senior notes due 2008	1,610	—

	600,610	695,625
Less amounts due within one year:
Bank Credit Facility - term loan	(4,000)	—
Previous credit facility - term loan	—	(2,500)

	$596,610	$693,125

Bank Credit Facility. On March 24, 2004, the Company entered into a $550 million unsecured bank credit facility (“Bank Credit Facility”) with Bank of America, N.A. as administrative agent, which replaced the Company’s then-existing credit facility. The Bank Credit Facility is guaranteed by the Company’s material subsidiaries, including Caremark and CaremarkPCS.

The Bank Credit Facility matures on March 23, 2009, and consists of: (i) a $150 million term loan facility with scheduled quarterly principal payments of $1 million beginning in June 2004, and (ii) a $400 million revolving credit facility. At June 30, 2004, the Company had approximately $386 million available for borrowing under the revolving credit facility, exclusive of approximately $14 million reserved under letters of credit.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

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

Receivables-backed Credit Facility. On March 24, 2004, the Company entered into a $500 million receivables-backed credit facility (“Receivables Facility”) with Wachovia Bank, N.A., as administrative agent for a group of lenders collectively referred to as the “conduits.” Under the terms of the Receivables Facility, Caremark Receivables LLC, a wholly-owned subsidiary of Caremark Rx, has agreed to purchase certain accounts receivable from Caremark and CaremarkPCS and to sell a first priority undivided percentage ownership interest, along with a first priority security interest, in these purchased receivables to the conduits. The Receivables Facility expires on March 23, 2005. No amounts were outstanding under the Receivables Facility at June 30, 2004.

AdvancePCS Senior Notes. In conjunction with the acquisition of AdvancePCS, the Company conducted a consent solicitation and tender offer for the AdvancePCS 8 1/2% Senior Notes due 2008 (“AdvancePCS Senior Notes”). The Company successfully tendered for approximately $186.2 million (face amount) of the AdvancePCS Senior Notes, with $1.6 million remaining outstanding at June 30, 2004. The aggregate premium paid for the tender offer was approximately $20.6 million.

Debt Covenant Compliance. The Company was in compliance with all debt covenants at June 30, 2004.

Note 6. Contingencies

The Company is party to certain legal actions arising in the ordinary course of business. The Company is named as a defendant in various legal actions arising from its continuing operations and its discontinued PPM and contract services operations, including business disputes, contract disputes, employment disputes, personal injury claims and professional liability claims.

In July 2004, Caremark Rx and Caremark were served with a purported private class action lawsuit that was filed by Robert Moeckel, on behalf of the John Morrell Employee Benefits Plan, in the United States District Court for the Middle District of Tennessee alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. This lawsuit, which is similar to the Bickley and Dolan actions described below and other pending litigation filed against other PBM companies, seeks unspecified monetary damages and injunctive relief.

In July 2004, the Company received Civil Investigative Demands (“CIDs”) from the Office of the State of Washington Attorney General seeking information, pursuant to consumer protection statutes, relating to the PBM business practices of Caremark Rx, Caremark and AdvancePCS. The State of Washington Attorney General indicated that attorneys general of 18 additional states would also issue similar CIDs. The companies have received CIDs from these additional states plus four other states and the District of Columbia. Caremark Rx, Caremark and AdvancePCS intend to fully cooperate with the requests for information and cannot predict the timing, outcome or consequences of the review of such information or whether such review could lead to the commencement of any legal proceedings affecting the Company.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

In January 2003, a sealed qui tam action was filed by relators Michael Fowler and Peppi Fowler, two pharmacists then employed by Caremark, purportedly as private attorneys general acting on behalf of the State of Florida, the State employees’ pharmacy benefits plan and plan members. The lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the Florida False Claims Act. The State of Florida indicated in July 2003 that it would not intervene in the lawsuit, and the lawsuit was unsealed in November 2003. On March 5, 2004, Caremark filed a lawsuit for damages and attorneys’ fees and costs alleging that the Fowlers had unlawfully misappropriated and disclosed to third parties documents containing confidential patient health information in violation of the privacy protections found in various state and federal laws and seeking a court order directing that they return the misappropriated documents to Caremark. Caremark’s complaint was subsequently amended on July 15, 2004 to include allegations that the Fowlers and at least one other member of their family had fraudulently obtained, and unlawfully filled, refilled, and distributed, prescriptions for pharmaceuticals. On June 16, 2004, the State of Florida filed a Motion to Intervene in the qui tam action, in which motion the State sought to replace the Fowlers in litigating the lawsuit. On July 26, 2004, the Circuit Court of Leon County, Florida, Second Circuit, denied the State’s Motion to Intervene. Discovery in the qui tam lawsuit filed by the Fowlers is continuing.

In October 2003, Caremark Rx was served with a purported class action lawsuit filed by John Lauriello in the Circuit Court of Jefferson County, Alabama. The lawsuit was filed on behalf of a purported class of persons who were participants in the 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. Also named as defendants are several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. Alternatively, the lawsuit seeks to re-open the judgment approving the 1999 settlement. Due to the denial of the defendants’ joint motion to dismiss, the defendants will file their answers and appropriate discovery will proceed.

In November 2003, a second class action lawsuit was filed by Frank McArthur in the Circuit Court of Jefferson County, Alabama arising out of the same 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. This lawsuit also was filed on behalf of a purported class of persons who were participants in the 1999 settlement, and named as defendants Caremark Rx, several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement, and a number of lawyers and law firms involved in negotiating and securing the approval of the 1999 settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. On December 18, 2003, John Lauriello, the plaintiff in the lawsuit filed in October 2003 discussed in the paragraph above, filed a motion to intervene and a motion to dismiss, abate or stay this lawsuit on the grounds that it was a duplicative, later-filed, class action complaint. On January 15, 2004, Caremark Rx and the other defendants filed their own motion to abate, dismiss or stay the lawsuit as a later-filed class action that is substantially similar to the previous class action lawsuit filed by Mr. Lauriello. The defendants’ motion to stay was granted by the court, and the lawsuit was transferred to an Administrative Docket where it will be reviewed every ninety (90) days.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

In October 2003, Caremark Rx, Caremark and AdvancePCS were served with a purported class action complaint filed in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The initial complaint alleged purported violations of Section 1 of the Sherman Act in three counts. In December 2003, Caremark Rx, Caremark and AdvancePCS filed motions to dismiss the complaint for failure to state any claim upon which relief can be granted. In February 2004, the plaintiffs amended and restated their class action complaint, dropping two counts under Section 1 of the Sherman Act and adding a count under Section 2 of the Sherman Act. Count I claims that the defendants committed with third parties, including client payors and other PBM companies, numerous violations of Section 1 of the Sherman Act “by price fixing schemes” flowing from “parallel behavior” that have resulted in “low levels” of prescription service reimbursement rates for the plaintiffs and the diversion of prescription service business from the plaintiffs to mail service. Count II claims that the defendants have engaged in a conspiracy to monopolize or attempt to monopolize the United States market for dispensing and retail sale of prescription drugs that are reimbursed by insurance in violation of Section 2 of the Sherman Act. The defendants moved to dismiss the amended class action complaint. The plaintiffs are seeking three times actual money damages and injunctive relief enjoining the alleged antitrust violations. Following a court hearing, the plaintiffs were granted leave to file a second amended class action complaint to restate their purported antitrust claims against the defendants. The court granted a motion filed by Caremark Rx and Caremark to transfer venue to the United States District Court for the Northern District of Illinois pursuant to the terms of the pharmacy services agreements between Caremark and the plaintiffs. The court also granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The defendants intend to file a motion to dismiss the second amended class action complaint if and when it is served by the plaintiffs.

In August 2003, AdvancePCS was served with a purported class action brought by Bellevue Drug Co., Robert Schreiber, Inc., d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co., d/b/a Parkway Drugs #4, on behalf of themselves and all others similarly situated, and the Pharmacy Freedom Fund and the National Community Pharmacists Association filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege antitrust violations under Section 1 of the Sherman Act arising from AdvancePCS’s establishment of network rates for retail pharmacies. The plaintiffs are attempting to certify a class of all pharmacies that, at any time during the period commencing four years before the filing of the litigation through the present, contracted with AdvancePCS to dispense and sell brand name and generic prescription drugs for any prescription drug benefit plan(s). The plaintiffs seek three times actual money damages and injunctive relief enjoining the alleged antitrust violations. AdvancePCS has moved to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The motion to compel arbitration is pending.

In March and April of 2003, AdvancePCS and subsequently Caremark Rx and Caremark were served with a complaint by an individual named Robert Irwin. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. Discovery is proceeding in this lawsuit.

In March 2003, AdvancePCS, Caremark Rx and Caremark were served with a purported representative action filed by American Federation of State, County & Municipal Employees, a labor union comprised of

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

numerous autonomous local unions and affiliations. Other PBM companies are also named as defendants in this lawsuit. The lawsuit alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to rebates, pricing, formulary management and mail order services. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. This case has been coordinated with the Irwin case described above before a single judge in Los Angeles County, and discovery is proceeding.

In April 2002, Caremark Rx was served with a purported private class action lawsuit that was filed by Roland Bickley, on behalf of the Georgia Pacific Corporation Life, Health and Accident Plan, in the United States District Court, Central District of California alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. On August 29, 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx was subsequently served on May 29, 2002 with a virtually identical lawsuit, containing the same types of allegations, which was filed by Mary Dolan, on behalf of Wells Fargo Health Plan, and also filed in the United States District Court, Central District of California. On December 12, 2002, this case was also ordered transferred to the United States District Court, Northern District of Alabama. Both of these lawsuits have been amended to name Caremark as a defendant, and Caremark Rx has been dismissed from the second case filed. These lawsuits, which are similar to the Moeckel case described above and the pending litigation filed against AdvancePCS (described below) and other PBM companies, seek unspecified monetary damages and injunctive relief. Caremark Rx and Caremark, as applicable, have filed motions seeking the complete dismissal of both of these actions on various grounds. The motions are currently pending before the court.

In April 2002, AdvancePCS was served with a purported class action filed by Tommie Glanton in the United States District Court of Arizona brought on behalf of the plaintiff’s health plan and a putative class of self-funded health plans. In March 2003, AdvancePCS was served with a complaint filed by Tara Mackner in which the plaintiff, a purported participant in a self-funded health plan customer of AdvancePCS, sought to bring action on behalf of that plan. Each of the lawsuits sought unspecified monetary damages and injunctive relief. Because the previously filed Glanton case purported to be brought as a class action on behalf of self-funded plans, the court consolidated the Mackner case and the Glanton case. In November 2003, the court dismissed and terminated both the Glanton and Mackner cases on the pleadings, finding that the plaintiffs lacked standing to bring the actions under ERISA. The plaintiffs have appealed the District Court’s dismissal of these cases to the United States Court of Appeals for the Ninth Circuit. The plaintiffs and AdvancePCS have filed their briefs in the appeal, and the United States Department of Labor has filed an amicus brief.

In March 1998, PCS Health Systems, Inc., a subsidiary of PCS Holding Corporation, which was acquired by Advance Paradigm (now known as AdvancePCS) in October 2000, was served with a purported class action lawsuit filed by Ed Mulder in the United States District Court of the District of New Jersey. The lawsuit alleges that PCS Health Systems, Inc. acts as a fiduciary, as that term is defined in ERISA, and has breached certain purported fiduciary duties under ERISA. The plaintiff is seeking injunctive relief and monetary damages in an unspecified amount. The plaintiff purported to represent a nation-wide class consisting of all members of all ERISA plans for which PCS Health Systems, Inc. provided PBM services during the class period. AdvancePCS opposed certification of this class and in July 2003, the court entered an order certifying a more limited class comprised only of members of those ERISA plans for which PCS Health Systems, Inc. provided services under its contract with a single HMO for a limited time period. Discovery in this lawsuit is preceeding.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

In December 2001, AARP and United Healthcare Insurance Co., (“United”) filed a complaint against AdvancePCS in the United States District Court in Minnesota asserting claims against AdvancePCS for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. Specifically, AARP and United claim that AdvancePCS attempted to divert certain AARP members and pharmacists following AdvancePCS’s termination as the discount card program provider for AARP members. Without holding an evidentiary hearing, the court granted AARP and United’s request for preliminary injunctive relief, which was affirmed on appeal by the Eighth Circuit Federal Court of Appeals in November 2002. In addition to the injunctive relief requested, AARP and United have asserted monetary damages, including attorneys’ fees and costs. AdvancePCS has denied AARP and United’s allegations and moved to dismiss the complaint. In addition, in May 2003, AdvancePCS amended its answer to include a cross-complaint against both AARP and United for monetary damages arising out of asserted inappropriate activities by AARP and United that interfered with the operation of AdvancePCS’s prescription drug discount program. In July 2004, the parties reached an agreement in principle to settle this litigation subject to the completion of appropriate settlement documentation.

In November 1999, PCS Health Systems, Inc. received a subpoena from the Office of the Inspector General (OIG) requesting that PCS Health Systems, Inc. produce documents in connection with an investigation. The investigation is ongoing and being pursued under the direction of the U.S. Attorney’s Office for the Eastern District of Pennsylvania. Based on public statements from that office, the investigation appears to involve a review of the practices of PBMs under federal anti-kickback statutes and other laws and regulations. AdvancePCS has provided documents responsive to the subpoena, and the U.S. Attorney’s Office has sought information from pharmaceutical manufacturers that have contractual relationships with AdvancePCS. The U.S. Attorney General also issued CIDs seeking to compel the depositions of certain current and former employees of AdvancePCS.

In September 2002, the United States District Court for the Eastern District of Pennsylvania entered an order holding in abeyance both AdvancePCS’s dispute with the OIG regarding the scope and enforcement of the subpoena for documents and employee e-mail as well as the CIDs, pending the good faith efforts of the parties to reach a mutual resolution of the outstanding discovery issues. Since entry of that order, AdvancePCS has reached agreement with the U.S. Attorney’s office regarding the scope of its document requests and facilitated interviews of certain employees of AdvancePCS. The government has continued to request the production of additional documents and interviews, including information relating to the activities of Advance Paradigm prior to the acquisition of PCS Holding Corporation, and the activities of AdvancePCS subsequent to such acquisition, as well as additional information regarding AdvancePCS’s arrangements with retail pharmacies and health plans. AdvancePCS continues to cooperate with the OIG, has already produced certain requested materials and intends to continue to work with the OIG to facilitate the production of further documents and arrange the requested interviews.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Unaudited)

In 1993, approximately 3,900 independent and retail chain pharmacies filed a group of antitrust lawsuits and a class action lawsuit against brand name pharmaceutical manufacturers, wholesalers and PBM companies. Caremark was named as a defendant in a number of these lawsuits in 1994, but was not named in the class action. The complaints that named Caremark, which were transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings, charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from pharmaceutical manufacturers in violation of the Robinson-Patman Act. Each complaint sought unspecified treble damages, declaratory and equitable relief and attorney’s fees and expenses. The claims against Caremark were stayed in 1995 and have remained stayed. Numerous settlements among the parties other than Caremark have been reached. The remaining price fixing claims, which were not brought against Caremark and do not involve Caremark, likely will be the next claims to move forward to trial in United States District Court for the Eastern District of New York. Thereafter, certain of the Robinson-Patman Act claims not involving Caremark likely will proceed to trial if not settled. Caremark cannot anticipate when the stay might be lifted against it and, once lifted, the claims against Caremark would then need to undergo discovery and pretrial proceedings before any trial date could be scheduled. Substantially all of the cases transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings, including most of the cases with claims brought against Caremark, have been recently transferred to the United States District Court for the Eastern District of New York for further coordinated proceedings.

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

June 30, 2004

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

Overview

We are one of the largest pharmaceutical services companies in the United States. Our services assist employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States in delivering prescription drugs in a cost-effective manner. On March 24, 2004, Caremark Rx acquired all of the outstanding capital stock of AdvancePCS as further described in Note 3, Acquisition of AdvancePCS and Integration Plan, to our unaudited condensed consolidated financial statements included elsewhere herein.

Our pharmaceutical services are generally referred to as pharmacy benefit management, or “PBM,” services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use.

We generate our net revenue primarily from dispensing prescription drugs on behalf of our customers, through our seven large, automated mail service pharmacies and our 23 smaller, regional mail service pharmacies. We also maintain a nationwide network composed of over 55,000 retail pharmacies with which we have contracted to purchase pharmaceuticals on behalf of our customers for immediate delivery to their participants.

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

There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Note 6, Contingencies to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected information about our results of continuing operations for the three-month and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Increase/(Decrease) 2004 over 2003
	2004	2003	2004	2003	Three Months	Six Months
	(In millions, except per share amounts)
Net revenue	$7,304.5	$2,204.0	$10,330.4	$4,367.8	231.4%	136.5%

Operating expenses:
Cost of revenues (excluding depreciation)(1)	6,894.6	2,019.4	9,689.4	4,011.1	241.4%	141.6%
Selling, general and administrative expenses	120.0	48.8	175.9	94.9	145.9%	85.4%
Depreciation	24.5	10.7	37.3	20.6	129.0%	81.1%
Amortization of intangible assets	12.3	—	13.4	—	N/C	N/C
Interest expense, net	8.6	10.9	18.4	22.0	–21.1%	–16.4%
Stock option expense	8.2	—	9.0	—	N/C	N/C
Integration and other related expenses	5.0	—	15.4	—	N/C	N/C

	7,073.2	2,089.8	9,958.8	4,148.6	238.5%	140.1%

Income from continuing operations before provision for income taxes	231.3	114.2	371.6	219.2	102.5%	69.5%
Provision for income taxes	92.1	45.7	148.2	87.7	101.5%	69.0%

Net income	$139.2	$68.5	$223.4	$131.5	103.2%	69.9%

Net income per common share - diluted	$0.30	$0.26	$0.59	$0.50	20.8%	18.0%

Operating Income (2)	$239.9	$125.1	$390.0	$241.2	91.8%	61.7%

Operating Margin	3.28%	5.68%	3.78%	5.52%

EBITDA (3)	$276.7	$135.8	$440.7	$261.8	103.8%	68.3%

EBITDA Margin	3.79%	6.16%	4.27%	5.99%

Net cash provided by (used in):
Continuing operations	$498.9	$129.7	$701.9	$267.4	284.7%	162.5%

Investing activities	$(40.8)	$(8.8)	$(411.8)	$(26.9)	–363.6%	–1430.9%

Financing activities	$58.5	$34.4	$(229.9)	$31.8	70.1%	N/C

Discontinued operations	$(0.5)	$(29.5)	$(2.3)	$(53.3)	98.3%	95.7%

Revenues:
Mail Service	$2,118.2	$1,083.8	$3,491.5	$2,153.5	95.4%	62.1%
Retail (4)	5,116.1	1,108.4	6,743.4	2,188.4	361.6%	208.1%
Other	70.2	11.8	95.5	25.9	494.9%	268.7%

	$7,304.5	$2,204.0	$10,330.4	$4,367.8	231.4%	136.5%

Cost of revenues:
Drug ingredient cost (4)	$6,694.5	$1,936.7	$9,386.8	$3,844.2	245.7%	144.2%
Pharmacy operating costs and other costs of revenues (1)	200.1	82.7	302.6	166.9	142.0%	81.3%

	$6,894.6	$2,019.4	$9,689.4	$4,011.1	241.4%	141.6%

Pharmacy claims processed:
Mail	11.4	6.0	18.5	12.0	90.0%	54.2%
Retail	134.0	22.1	168.3	44.4	506.3%	279.1%

	145.4	28.1	186.8	56.4	417.4%	231.2%

(1)	Cost of revenues excludes allocable depreciation of approximately $20.1 million and $9.3 million in the three months ended June 30, 2004 and 2003, and approximately $31.0 million and $17.9 million in the six months ended June 30, 2004 and 2003, respectively. These amounts are included in total depreciation for each period.
(2)	Operating Income equals income before provision for income taxes excluding interest expense, net. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (3) below.
(3)	We believe that EBITDA, which is a non-GAAP financial measure, is a supplemental measurement tool used by analysts and investors to help evaluate a company’s overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$139.2	$68.5	$223.4	$131.5
Depreciation	24.5	10.7	37.3	20.6
Amortization of intangible	12.3	—	13.4	—
Interest expense, net	8.6	10.9	18.4	22.0
Provision for income taxes	92.1	45.7	148.2	87.7

EBITDA	276.7	135.8	440.7	261.8
Cash interest payments, net of interest income	0.4	(19.9)	(24.2)	(21.7)
Cash tax payments, net of refunds	38.8	(2.9)	34.3	(9.4)
Other non-cash expenses	13.8	0.1	19.9	0.5
Other changes in operating assets and liabilities, net of acquisitions and disposals of businesses	169.1	16.6	231.2	36.2

Net cash provided by continuing operations	$498.8	$129.7	$701.9	$267.4

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

(4)	Includes approximately $1.3 billion and $304 million in the three months ended June 30, 2004 and 2003, and approximately $1.8 billion and $615 million in the six months ended June 30, 2004 and 2003, respectively, of amounts paid by individual participants in our customers’ benefit plans directly to the third-party pharmacies in our retail networks (i.e., “retail copayments”).

Pro Forma Operating Results

The following table sets forth selected pro forma information about our results of continuing operations for the three-month and six-month periods ended June 30, 2004 and 2003. This pro forma information was prepared as if the AdvancePCS Acquisition had been consummated at the beginning of each respective period. Additional information concerning the pro forma presentation appears in Note 3, Acquisition of AdvancePCS and Integration Plan, to our unaudited condensed consolidated financial statements included elsewhere herein.

	Pro Forma Three Months Ended June 30,		Pro Forma Six Months Ended June 30,		Percentage Increase/(Decrease) 2004 over 2003
	2004	2003	2004	2003	Three Months		Six Months
	(In millions, except per share amounts)
Net revenue	$7,304.5	$7,020.2	$14,940.2	$13,810.8		4.0%		8.2%

Operating expenses:
Cost of revenues (excluding depreciation)	6,894.6	6,668.9	14,150.3	13,117.0		3.4%		7.9%
Selling, general and administrative expenses	119.9	113.0	237.3	229.6		6.1%		3.4%
Depreciation	24.5	21.1	47.4	40.9		16.1%		15.9%
Amortization of intangible assets	12.3	12.3	24.4	24.4		—		—
Interest expense, net	8.6	15.6	18.5	32.0	–	44.9%	–	42.2%
Stock option expense	8.3	8.3	17.2	17.2		—		—

	7,068.2	6,839.2	14,495.1	13,461.1		3.3%		7.7%

Income from continuing operations before provision for income taxes	236.3	181.0	445.1	349.7		30.6%		27.3%
Provision for income taxes	94.1	72.0	177.2	139.1		30.7%		27.4%

Net income	$142.2	$109.0	$267.9	$210.6		30.5%		27.2%

Net income per common share - diluted	$0.30	$0.24	$0.57	$0.46		25.0%		23.9%

Pharmacy claims processed:
Mail	11.4	10.3	22.7	20.3		10.7%		11.8%
Retail	134.0	133.8	271.7	268.3		0.1%		1.3%

	145.4	144.1	294.4	288.6		0.9%		2.0%

Results of operations for the three months ended June 30, 2004 compared to the same period in 2003

AdvancePCS Operating Results. The results of operations of AdvancePCS are included in our unaudited condensed consolidated statement of income for the three months ended June 30, 2004. The primary factor influencing the comparison of our results of operations from 2003 to 2004 was the AdvancePCS Acquisition.

Net Revenue. Net revenue increased by approximately $5.1 billion to approximately $7.3 billion in the three months ended June 30, 2004 from approximately $2.2 billion in 2003. On a pro forma basis, net revenue increased by approximately $284 million, or 4%, to approximately $7.3 billion in the three months ended June 30, 2004, from approximately $7.0 billion in 2003. Pro forma revenue growth was negatively impacted by a higher dispensing rate of generic drugs that have lower prices but result in healthcare cost savings for our customers. Pro forma revenues were also impacted by a revenue reduction due to the previously announced renewal of a large contract, and a corresponding change in revenue recognition for this contract from a gross basis to a net basis. Excluding the impact of higher generic dispensing rates and the change in revenue recognition for the contract mentioned above, pro forma revenues for the three months ended June 30, 2004, would have increased approximately 13% over the pro forma 2003 amount, reflecting drug cost inflation and net new business in 2004.

Cost of Revenues. Cost of revenues increased approximately $4.9 billion to approximately $6.9 billion in the three months ended June 30, 2004 from approximately $2.0 billion in 2003. On a pro forma basis, cost of revenues increased by approximately $226 million, or 3.4%, to approximately $6.9 billion in the three months ended June 30, 2004, from approximately $6.7 billion in 2003. Pro forma cost of revenue growth was impacted by a higher dispensing rate of generic drugs that have lower prices but result in healthcare cost savings for our customers. Pro forma cost of revenues were also impacted by a reduction due to the previously announced renewal of a large contract, and a corresponding change in revenue recognition for this contract from a gross basis to a net basis. Excluding the impact of higher generic dispensing rates and the change in revenue recognition for the contract mentioned above, pro forma cost of revenues for the three months ended June 30, 2004, would have increased approximately 13% over the pro forma 2003 amount, in line with the corresponding increase in revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on an absolute basis in 2004, due primarily to the AdvancePCS Acquisition. On a pro forma basis, selling, general and administrative expenses increased by 6.1% on an absolute basis and increased slightly as a percentage of net revenue, to 1.64% from 1.61%, caused by a variety of factors, including expansion of business and increases in litigation defense costs partially offset by cost reductions achieved in the AdvancePCS Acquisition.

Depreciation. Depreciation increased in 2004 due primarily to the AdvancePCS Acquisition. Depreciation increased in 2004 on a pro forma basis, due primarily to the amounts and timing of depreciation related to capital expenditures made to increase capacities in our mail service pharmacies. Depreciation expense is expected to total approximately $50 million to $55 million for the remainder of 2004.

Amortization of Intangible Assets. The amortization of intangible assets recorded in 2004 was related entirely to the intangible assets acquired from AdvancePCS. The purchase price allocation for the AdvancePCS acquired intangible assets is preliminary and subject to revision pending the results of studies and analyses currently being conducted. We expect these studies and analyses to be complete by the end of 2004, and we will record the associated amortization adjustment, if any, as a change in accounting estimate when the valuation of the acquired intangible assets is finalized. Based on the preliminary purchase price allocation, we expected to record approximately $25 million of amortization of intangible assets for the remainder of 2004.

Interest Expense, Net. The decrease in net interest expense in 2004 resulted primarily from increased interest income generated by cash on hand. We expect to record net interest expense of approximately $35 million in 2004.

Stock Option Expense. The stock option expense recorded in 2004 relates to the intrinsic value of unvested stock options held by AdvancePCS optionees on the date of the AdvancePCS Acquisition. We issued replacement stock options to these optionees with vesting terms identical to their original stock options. The intrinsic value amount related to the unvested portion of these replacement stock options will be recognized as an expense in future periods. We expect to record approximately $12 million of expense for these stock options in the remainder of 2004.

Provision for Income Taxes. As a result of the AdvancePCS Acquisition, our provision for income taxes was recorded using a 39.8% effective tax rate on book income in 2004 compared to the 40% effective tax rate on book income in 2003.

Results of operations for the six months ended June 30, 2004 compared to the same period in 2003

AdvancePCS Operating Results. The results of operations of AdvancePCS for the period March 24, 2004 through June 30, 2004, are included in our unaudited condensed consolidated statement of income for the six months ended June 30, 2004. The primary factor influencing the comparison of our results of operations from 2003 to 2004 was the AdvancePCS Acquisition.

Net Revenue. Net revenue increased by approximately $5.9 billion to approximately $10.3 billion in the six months ended June 30, 2004 from approximately $4.4 billion in 2003. On a pro forma basis, net revenue increased by approximately $1.1 billion, or 8.2%, to approximately $14.9 billion in the six months ended June 30, 2004, from approximately $13.8 billion in 2003. Pro forma revenue growth was impacted by a higher dispensing rate of generic drugs that have lower prices but result in healthcare cost savings for our customers. Pro forma revenues were also negatively impacted by a revenue reduction due to the previously announced renewal of a large contract, and a corresponding change in revenue recognition for this contract from a gross basis to a net basis. Excluding the impact of higher generic dispensing rates and the change in revenue recognition for the contract mentioned above, pro forma revenues for the six months ended June 30, 2004, would have increased approximately 14% over the pro forma 2003 amount, reflecting drug cost inflation and net new business in 2004.

Cost of Revenues. Drug ingredient costs increased approximately $5.7 billion to approximately $9.7 billion in the six months ended June 30, 2004 from approximately $4.0 billion in 2003. On a pro forma basis, cost of revenues increased by approximately $1.1 billion, or 7.9%, to approximately $14.2 billion in the six months ended June 30, 2004, from approximately $13.1 billion in 2003. Pro forma cost of revenue growth was impacted by a higher dispensing rate of generic drugs that have lower prices but result in healthcare cost savings for our customers. Pro forma cost of revenues were also impacted by a reduction due to the previously announced renewal of a large contract, and a corresponding change in revenue recognition for this contract from a gross basis to a net basis. Excluding the impact of higher generic dispensing rates and the change in revenue recognition for the contract mentioned above, pro forma cost of revenues for the six months ended June 30, 2004, would have increased approximately 14% over the pro forma 2003 amount, in line with the corresponding increase in revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on an absolute basis in 2004 due primarily to the AdvancePCS Acquisition. On a pro forma basis, selling, general and administrative expenses increased by 3.4% on an absolute basis and decreased slightly as a percentage of net revenue, to 1.59% from 1.66%, reflecting primarily the impact of the cost reductions achieved to date from the AdvancePCS Acquisition.

Depreciation. Depreciation increased in 2004 due primarily to the AdvancePCS Acquisition. Depreciation increased in 2004 on a pro forma basis due primarily to the amounts and timing of depreciation related to capital expenditures made to increase capacities in our mail service pharmacies.

Amortization of Intangible Assets. The amortization of intangible assets recorded in 2004 was related entirely to the intangible assets acquired from AdvancePCS. The purchase price allocation for the AdvancePCS acquired intangible assets is preliminary and subject to revision pending the results of studies and analyses currently being conducted. We expect these studies and analyses to be complete by the end of 2004, and we will record the associated amortization adjustment, if any, as a change in accounting estimate when the valuation of the acquired intangible assets is finalized.

Interest Expense, Net. The decrease in net interest expense in 2004 resulted primarily from increased interest income generated by cash on hand.

Stock Option Expense. The stock option expense recorded in 2004 relates to the intrinsic value of unvested stock options held by AdvancePCS optionees on the date of the AdvancePCS Acquisition. We issued replacement stock options to these optionees with vesting terms identical to their original stock options. The intrinsic value amount related to the unvested portion of these replacement stock options will be recognized as an expense in future periods.

Provision for Income Taxes. As a result of the AdvancePCS Acquisition, our provision for income taxes was recorded using a 39.8% effective tax rate on book income beginning in the second quarter of 2004 compared to the 40% effective tax rate on book income in 2003 and the first quarter of 2004. The effective tax rate on book income is expected to be 39.8% for the remainder of 2004.

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

The following tables set forth selected information concerning our liquidity and capital resources and changes therein for the six months ended June 30, 2004 (in millions):

Six Months Ended June 30, 2004
Net cash provided by (used in):
Continuing operations	$701.9
Investing activities	(411.8)
Financing activities	(229.9)
Discontinued operations	(2.3)

Net increase in cash and cash equivalents for the six months ended June 30, 2004	57.9
Cash and cash equivalents - December 31, 2003	815.3

Cash and cash equivalents - June 30, 2004	$873.2

	June 30, 2004	December 31, 2003

Net working capital (1)	$289.6	$882.6

Long-term debt:
Fixed-rate debt	$451.6	$450.0

Variable-rate debt	$149.0	$245.6

Availability under revolving credit facility	$386.0	$288.8

(1)	Working capital equals total current assets minus total current liabilities.

Cash Flows from Continuing Operations. Our performance relative to net cash provided by continuing operations for the six months ended June 30, 2004, resulted from factors discussed above related to income from continuing operations coupled with focused management of working capital. In the six months ended June 30, 2004, our cash flows from continuing operations included a refund of approximately $55 million of estimated income taxes paid by AdvancePCS prior to the AdvancePCS Acquisition and was also positively impacted by approximately $75 million of reductions in inventory levels at the mail service pharmacies acquired from AdvancePCS. The net decrease in working capital from December 31, 2003, to June 30, 2004, is due primarily to our use of cash on hand to fund the AdvancePCS Acquisition and related transactions coupled with the acquired working capital deficiency of AdvancePCS.

Cash Flows from Investing Activities. Cash flows from investing activities for the six months ended June 30, 2004, include $391.0 million paid for the AdvancePCS Acquisition (net of cash acquired) and $31.2 million of capital expenditures, offset by proceeds of approximately $10.4 million received from the partial liquidation of our investment in a private company that was formerly one of our subsidiaries.

Cash Flows from Financing Activities. On March 24, 2004, in conjunction with the AdvancePCS Acquisition, we restructured our indebtedness as follows:

•	Our then-existing $550 million credit facility, consisting of a $250 million term loan facility and a $300 million revolving credit facility, was retired. We paid off the balance of the term loan facility, approximately $245.6 million. No amounts were outstanding under the revolving credit facility;

•	Our then-existing $125 million Trade Receivables Sales Facility, under which no amounts were outstanding, was terminated;

•	We entered into a new $550 million bank credit facility, consisting of a $150 million term loan facility and a $400 million revolving credit facility. We borrowed $150 million under the term loan facility on March 24, 2004, and principal payments of $1.0 million per quarter began in June 2004. No amounts were outstanding under the revolving credit facility (excluding reductions in availability of approximately $14 million for letters of credit) at June 30, 2004; and

•	We entered into a new $500 million receivables-backed credit facility, which is similar to our former Trade Receivables Sales Facility but is structured as indebtedness rather than as a sale of the accounts receivable. No amounts were outstanding under the receivables-backed credit facility at June 30, 2004.

We also received net proceeds of approximately $103.5 million from issuance of common stock under employee benefit plans, including exercises of stock options, and approximately $10.2 million of proceeds from exercise of a warrant to purchase our common stock. These proceeds were offset by our payments of approximately $206.8 million to repurchase AdvancePCS’ 8 1/2% Senior Notes, approximately $33.6 million to repurchase 1,049,900 shares of our common stock, approximately $2.7 million of expenses to register and issue the common stock used for the AdvancePCS Acquisition and approximately $3.9 million of costs associated with the restructuring of indebtedness described above.

Cash Flows from Discontinued Operations. In addition to the amounts paid through June 30, 2004, to service liabilities which arose from our discontinued PPM operations, we have accrued approximately $38 million of remaining net liabilities related to our discontinued operations. These amounts are estimates, and actual amounts could differ from those recorded.

Credit Facility. We have a $550 million credit facility with Bank of America, N.A. as administrative agent which consists of a $400 million revolving credit facility and a $150 million term loan facility maturing in March 2009.

At June 30, 2004, borrowings under the credit facility bore interest at variable rates based on the London Inter-bank Offered Rate (“LIBOR”), plus varying margins and consisted of outstanding term loans of $149 million. At June 30, 2004, we had approximately $386 million available for borrowing under the revolving credit facility, exclusive of approximately $14 million reserved under letters of credit.

The credit facility is guaranteed by our material subsidiaries and contains restrictive covenants. The guarantees and covenants applicable to the credit facility are described in further detail in Note 5, “Long-term Debt” to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Receivables Backed Facility. We have arranged to sell a first priority undivided percentage ownership interest and a first priority security interest in certain of our accounts receivable pursuant to a $500 million revolving period trade receivables sales facility which is described in further detail in Note 5, “Long-term Debt”

to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. At June 30, 2004, we had sold no interests in our accounts receivable into this facility and retained full availability of the $500 million committed thereunder.

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

Integration and Related Expenses. We expect integration planning and relocation expenses for 2004 to total approximately $12 million to $15 million. We incurred approximately $8 million of such costs in the six months ended June 30, 2004, and we expect the significant majority of the remaining costs to be incurred by the end of 2004. We also anticipate that we will incur additional costs associated with the integration activities resulting from this planning exercise that are not expected to be material to our financial position, results of operations or cash flows. We recorded approximately $33.7 million of integration-related severance benefits in the six months ended June 30, 2004, including approximately $31.2 million capitalized as part of the AdvancePCS Acquisition.

Planned Capital Expenditures. We expect total capital expenditures for the remainder of 2004 to be approximately $55 million to $65 million, including capital expenditures associated with the AdvancePCS Acquisition for both recurring capital expenditures necessary to support AdvancePCS’s customers and incremental capital expenditures associated with systems integration projects identified as of the date of this filing.

Discontinued Operations. Future cash needed to fund the remaining net liabilities of discontinued operations and estimated exit costs, which were estimated to be approximately $38 million, in aggregate, at June 30, 2004, will be funded by cash flows from continuing operations and by borrowings under our receivables-backed credit facility or our revolving credit facility. We believe that these sources will be sufficient to fund these payments.

Deferred Income Taxes. At December 31, 2003, we had a cumulative income tax net operating loss (“NOL”) carryforward of approximately $1.4 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, these NOL carryforwards will expire on various dates through 2021, with over 90% of the total NOL carryforward amount expiring from 2019 to 2021. In addition to these NOL carryforwards, we had approximately $42 million of future additional income tax deductions related to our discontinued operations. The Company also had a federal alternative minimum tax credit carryforward of approximately $27 million, which may be used to offset its ordinary federal corporate income taxes in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facilities. Our earnings and the fair value of our fixed-rate debt are subject to change as a result of movements in market interest rates. At June 30, 2004, we had $149 million of obligations which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at June 30, 2004, would result in an increase in annual interest expense of approximately $1.5 million, presuming that obligations subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on our outstanding obligations and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

CONTROLS AND PROCEDURES

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. During the quarter ended June 30, 2004, there were no significant changes in our internal controls over financial reporting or in other factors that materially affected these controls subsequent to the evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to certain legal proceedings as described in Note 7, “Contingencies” to its unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and hereby incorporated herein by reference.

In July 2004, Caremark Rx and Caremark were served with a purported private class action lawsuit that was filed by Robert Moeckel, on behalf of the John Morrell Employee Benefits Plan, in the United States District Court for the Middle District of Tennessee alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. This lawsuit, which is similar to the Bickley and Dolan actions described below and other pending litigation filed against other PBM companies, seeks unspecified monetary damages and injunctive relief.

In July 2004, the Company received Civil Investigative Demands (“CIDs”) from the Office of the State of Washington Attorney General seeking information, pursuant to consumer protection statutes, relating to the PBM business practices of Caremark Rx, Caremark and AdvancePCS. The State of Washington Attorney General indicated that attorneys general of 18 additional states would also issue similar CIDs. The companies have received CIDs from these additional states plus four other states and the District of Columbia. Caremark Rx, Caremark and AdvancePCS intend to fully cooperate with the requests for information and cannot predict the timing, outcome or consequences of the review of such information or whether such review could lead to the commencement of any legal proceedings affecting the Company.

In January 2003, a sealed qui tam action was filed by relators Michael Fowler and Peppi Fowler, two pharmacists then employed by Caremark, purportedly as private attorneys general acting on behalf of the State of Florida, the State employees’ pharmacy benefits plan and plan members, alleging violations of the Florida False Claims Act. The lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the Florida False Claims Act. The State of Florida indicated in July 2003 that it would not intervene in the lawsuit, and the lawsuit was unsealed in November 2003. On March 5, 2004, Caremark filed a lawsuit for damages and attorneys’ fees and costs alleging that the Fowlers had unlawfully misappropriated and disclosed to third parties documents containing confidential patient health information in violation of the privacy protections found in various state and federal laws and seeking a court order directing that they return the misappropriated documents to Caremark. Caremark’s complaint was subsequently amended on July 15, 2004 to include allegations that the Fowlers and at least one other member of their family had fraudulently obtained, and unlawfully filled, refilled, and distributed, prescriptions for pharmaceuticals. On June 16, 2004, the State of Florida filed a Motion to Intervene in the qui tam action, in which motion the State sought to replace the Fowlers in litigating the lawsuit. On July 26, 2004, the Circuit Court of Leon County, Florida, Second Circuit, denied the State’s Motion to Intervene. Discovery in the qui tam lawsuit filed by the Fowlers is continuing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2004, the Company repurchased shares of its common stock, $0.001 par value per share, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 2004	1,049,900	$32.01	2,904,700	$687,609,386

(1)	On July 1, 2002, the Company announced that it had adopted a plan to purchase up to $150 million of its common stock on the open market. On July 20, 2004, the Company announced that it had raised the authorized repurchases under this plan to $750 million. The table above reflects this revised limit. At June 30, 2004, the Company could have repurchased an additional $87,609,386 of its common stock under the repurchase limit in effect as of such date.

The Company’s stock repurchase plan does not have a set expiration date, and repurchases under the plan will be made at times and in amounts as the Company’s management deems appropriate. From July 1, 2004, through August 6, 2004, the Company repurchased 5,996,400 shares of its common stock under this plan at an average price per share of approximately $30.02. As of August 8, 2004, the Company could spend an additional $507.6 million on share repurchases under this plan.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 4, 2004. The sole matter voted upon by the Company’s stockholders at this meeting was the uncontested election of four directors for three-year terms expiring on the date of the annual meeting in 2007 or until their successors are duly elected and qualified. The votes received for each director were as follows:

	Votes For	Votes Withheld
Edwin M. Banks	371,383,265	6,611,213
Colleen Conway-Welch, Ph.D.	373,385,812	4,608,666
Roger L. Headrick	370,321,226	7,673,252
Jean-Pierre Millon	371,501,806	6,492,672

The terms of the following directors continued after the annual meeting: Edwin M. Crawford; Kristen E. Gibney Williams; Edward L. Hardin, Jr; C. David Brown II; Harris Diamond; Ted H. McCourtney; C.A. Lance Piccolo and Michael D. Ware.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.
31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	–	Section 1350 Certification of Chief Executive Officer.

32.2	–	Section 1350 Certification of Chief Financial Officer.

(b) Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004.

April 8, 2004	Items 2, 5 & 7. The Company reported the completion of its previously announced acquisition of AdvancePCS.

April 20, 2004	Item 5. The Company reported supplemental information which was supplied to Institutional Shareholder Services with respect to fees paid to its independent public accountants in 2003.

May 6, 2004	Item 12. Earnings release for the quarterly period ended March 31, 2004.

June 7, 2004	Item 2, 5 & 7. The Company amended the Form 8-K filed on April 8, 2004, to include the financial statements of AdvancePCS for the years ended March 31, 2003, 2002 and 2001 and at March 31, 2003 and 2002, and for the three-month and nine-month periods ended December 31, 2003 and 2002 and at December 31, 2003 and March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREMARK RX, INC.

By:	/s/ HOWARD A. MCLURE
Howard A. McLure Executive Vice President and Chief Financial Officer

Date: August 9, 2004