Form 10-Q
period 2004-09-30
CAREMARK RX INC
filed 2004-11-09
CIK 1000736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, the registrant had 454,571,038 shares (including 6,071,089 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Forward-looking statements are contained in this document, primarily under the caption: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” referred to as MD&A, and in the “Notes to Condensed Consolidated Financial Statements” appearing in Part I. Moreover, through our senior management, we may from time to time make forward-looking statements about matters described herein or about other matters concerning us.

There are several factors which could adversely affect our operations and financial results, including, but not limited to, the following:

•	Risks relating to identification of, and competition for, growth and expansion opportunities;

•	Risks relating to declining reimbursement levels for, or increases in the costs of, products dispensed;

•	Risks relating to exposure to liabilities in excess of our insurance;

•	Risks relating to compliance with, or changes in, government regulation and legislation, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation;

•	Risks relating to adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities;

•	Risks relating to adverse resolution of existing or future lawsuits or investigations;

•	Risks relating to successful integration of AdvancePCS;

•	Risks relating to our liquidity and capital requirements; and

•	Risks relating to our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding the closure or sale of our Physician Practice Management (“PPM”) business.

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

i

CAREMARK RX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$763,546	$815,328
Short-term investments	198,651	—
Accounts receivable, less allowance for doubtful accounts of $47,974 in 2004 and $24,746 in 2003	2,046,095	669,680
Inventories	276,194	204,939
Deferred tax asset, net	458,868	240,978
Income taxes receivable	58,487	—
Prepaid expenses and other current assets	21,668	15,752

Total current assets	3,823,509	1,946,677

Property and equipment, net of accumulated depreciation of $221,989 in 2004 and $164,232 in 2003	292,795	159,769
Goodwill	7,002,903	49,171
Intangible assets, net of accumulated amortization of $38,890 in 2004 and $18,928 in 2003	793,602	9,273
Deferred tax asset, net	—	227,426
Other non-current assets	42,619	81,312

Total assets	$11,955,428	$2,473,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$614,018	$385,362
Claims and discounts payable	2,490,126	509,713
Other accrued expenses and liabilities	304,892	158,666
Income taxes payable	—	7,820
Current portion of long-term debt	4,000	2,500

Total current liabilities	3,413,036	1,064,061
Long-term debt, net of current portion	595,610	693,125
Deferred tax liability	191,239	—
Other long-term liabilities	327,544	75,804

Total liabilities	4,527,429	1,832,990

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value per share; 700,000 shares authorized; issued — 472,103 shares in 2004 and 268,578 shares in 2003	472	269
Additional paid-in capital	8,517,184	1,762,477
Unearned stock-based compensation	(27,152)	—
Treasury stock — 13,303 shares in 2004 and 1,855 shares in 2003	(366,768)	(28,782)
Shares held in trust — 6,125 shares in 2004 and 6,263 shares in 2003	(98,740)	(101,103)
Accumulated deficit	(586,007)	(981,233)
Accumulated other comprehensive loss	(10,990)	(10,990)

Total stockholders’ equity	7,427,999	640,638

Total liabilities and stockholders’ equity	$11,955,428	$2,473,628

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue (1)	$7,457,892	$2,256,781	$17,788,277	$6,624,616

Operating expenses:
Cost of revenues (1)(2)	7,004,741	2,058,894	16,694,143	6,069,994
Selling, general and administrative expenses	111,645	47,420	287,501	142,308
Depreciation	24,735	11,956	61,998	32,555
Amortization of intangible assets	11,847	12	25,206	47
Interest expense, net	7,306	10,448	25,714	32,417
Stock option expense	6,408	—	15,493	—
Integration and other related expenses	5,798	—	21,236	—

Income before provision for income taxes	285,412	128,051	656,986	347,295
Provision for income taxes	113,593	51,221	261,760	138,918

Net income	$171,819	$76,830	$395,226	$208,377

Average number of common shares outstanding - basic	456,131	259,697	398,113	257,156
Common stock equivalents - stock options and warrants	8,638	6,848	9,302	6,838

Average number of common shares outstanding - diluted	464,769	266,545	407,415	263,994

Net income per common share - basic	$0.38	$0.30	$0.99	$0.81

Net income per common share - diluted	$0.37	$0.29	$0.97	$0.79

(1)	Includes approximately $1.3 billion and $304 million of retail copayments for the three months ended September 30, 2004 and 2003, and approximately $3.2 billion and $919 million of retail copayments for the nine months ended September 30, 2004 and 2003, respectively.
(2)	Excludes depreciation expense, which is presented separately.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from continuing operations:
Net income	$395,226	$208,377
Adjustments to reconcile net income to net cash provided by continuing operations:
Deferred income taxes	233,887	127,618
Depreciation and amortization	87,204	32,602
Non-cash interest expense	2,392	2,705
Writeoff of deferred financing costs	2,206	—
Stock option expense	15,493	—
Other non-cash expenses	249	688
Changes in operating assets and liabilities, net of effects of acquisitions and disposals of businesses	379,145	60,289

Net cash provided by continuing operations	1,115,802	432,279

Cash flows from investing activities:
Capital expenditures, net	(55,446)	(39,417)
Acquisitions of businesses, net of cash acquired	(391,933)	(3,441)
Purchases of short-term investments	(198,651)	(25,000)
Partial liquidation of cost-method investment	10,382	—

Net cash used in investing activities	(635,648)	(67,858)

Cash flows from financing activities:
Repayments under credit facilities	(247,625)	(1,875)
Borrowing under new term loan	150,000	—
Principal payment under AdvancePCS Senior Notes Tender Offer	(206,810)	—
Net proceeds from exercise of stock options and retirement of warrants	125,628	63,953
Purchase of treasury stock	(337,986)	(6,111)
Deferred financing costs	(3,857)	(100)
Securities issuance costs	(2,729)	—

Net cash provided by (used in) financing activities	(523,379)	55,867
Cash used in discontinued operations	(8,557)	(59,661)

Net increase (decrease) in cash and cash equivalents	(51,782)	360,627
Cash and cash equivalents — beginning of period	815,328	306,804

Cash and cash equivalents — end of period	$763,546	$667,431

Non-cash investing activities related to the AdvancePCS Acquisition:
Fair value of non-cash net assets acquired (based on the Company’s preliminary purchase price allocation)	$6,914,853

Issuance of approximately 191 million shares of common stock	$6,227,720
Issuance of replacement stock options for the purchase of approximately 14 million shares of common stock, net of approximately $49.9 million allocated to unearned compensation	271,909
Issuance of replacement warrants for the purchase of approximately 902,000 shares of common stock	15,000

	$6,514,629

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

Note 1. Business and Basis of Presentation

Caremark Rx, a Delaware corporation, is one of the largest pharmaceutical services companies in the United States. The Company’s operations are conducted primarily through Caremark Inc. (“Caremark”), a wholly-owned, indirect subsidiary of Caremark Rx, and CaremarkPCS (f/k/a AdvancePCS) (“CaremarkPCS” or “AdvancePCS”), a wholly-owned, direct subsidiary of Caremark Rx. Caremark Rx acquired AdvancePCS on March 24, 2004, as further described at Note 4, Acquisition of AdvancePCS and Integration Plan, below. The Company’s customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States.

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

The intrinsic value method requires the Company to recognize compensation expense based on the difference in the market price and the exercise price of options at their grant date. The exercise price of option grants under the Company’s stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no compensation expense, other than compensation expense for the replacement stock options issued in connection with the AdvancePCS Acquisition as further discussed below, has

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Unaudited)

been recognized in the accompanying unaudited condensed consolidated financial statements in 2004. The Company recognized approximately $6.4 million and $15.5 million of stock option expense in the three months and nine months ended September 30, 2004, respectively, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange for their AdvancePCS options upon completion of the Company’s acquisition of AdvancePCS. The total intrinsic value of these unvested options at the acquisition date was approximately $49.9 million, and the Company is expensing the intrinsic value of these options over their vesting periods. The actual amount to be expensed will be reduced for any options that are canceled prior to vesting, and approximately $7.3 million of the $49.9 million originally allocated to unearned stock-based compensation was forfeited during the nine months ended September 30, 2004, due to cancellation of the underlying stock options.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
As reported:
Net income	$171.8	$76.8	$395.2	$208.4

Stock-based employee compensation cost (1)	$3.9	$0.1	$9.4	$0.3

Net income per common share — basic	$0.38	$0.30	$0.99	$0.81

Net income per common share — diluted	$0.37	$0.29	$0.97	$0.79

Pro forma:
Net income	$169.3	$75.6	$390.8	$203.2

Stock-based employee compensation cost (2)	$6.5	$1.4	$13.9	$5.5

Net income per common share — basic	$0.37	$0.29	$0.97	$0.79

Net income per common share — diluted	$0.36	$0.28	$0.94	$0.77

Black-Scholes assumptions (3) (weighted average):
Risk-free interest rate	3.37%	N/A	2.41%	2.01%
Expected volatility	24%	N/A	37%	45%
Expected option lives (years)	4.0	N/A	3.1	3.1

(1)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) included in the determination of net income during the period.
(2)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income if the fair value based method had been applied to all awards vesting during the period, including the unvested replacement stock options issued to AdvancePCS optionees.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Unaudited)

(3)	Represents Black-Scholes inputs used to value options granted during the period. The amounts reflected for the 2004 periods were significantly influenced by the inputs used to value the unvested component of the replacement stock options issued to AdvancePCS optionees in connection with the AdvancePCS Acquisition (as defined below). The expected volatility and option lives for the options issued in the three months ended September 30, 2004, were significantly impacted by a change in the Company’s stock option plans whereby all preexisting plans, under which options became fully vested two years from the grant date, were consolidated into the Company’s 2004 Stock Incentive Plan that was approved by the Company’s stockholders in March 2004. Options granted under the 2004 Stock Incentive Plan become fully vested five years from the date of grant.

The following table summarizes the Company’s stock option activity for the three months and the nine months ended September 30, 2004 (in thousands):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Options outstanding - beginning of period	25,807	18,999
Options granted, excluding AdvancePCS Acquisition	40	4,754
Replacement stock options issued for AdvancePCS Acquisition	—	14,184
Exercises (1)	(1,101)	(12,143)
Cancellations	(426)	(1,474)

Options outstanding - end of period	24,320	24,320

(1)	Approximately 5.4 million of the options exercised in the nine-month period related to exercises by former executives of AdvancePCS.

Note 3. Short-term investments

Amounts reflected in short-term investments on the accompanying unaudited condensed consolidated balance sheet at September 30, 2004, consist of commercial paper and other debt instruments with initial maturities greater than three months when purchased and therefore not considered to be cash equivalents. These investments, which are classified as available-for-sale, were purchased as part of the Company’s cash management strategy and are carried at historical cost, which approximated fair value at September 30, 2004.

Note 4. Acquisition of AdvancePCS and Integration Plan

Acquisition of AdvancePCS. On March 24, 2004, Caremark Rx acquired all of the outstanding capital stock of AdvancePCS, which, like the Company, is a pharmaceutical services company (the “AdvancePCS Acquisition”). AdvancePCS had historically focused on a different customer market segment (primarily managed care organizations) than Caremark (primarily employers). The Company’s management believes that Caremark Rx and AdvancePCS are complementary companies and that their combination results in an organization with the increased scale, enhanced financial capacity and diversified customer portfolio necessary to increase stockholder value, enhance customer care and increase cost efficiencies.

Under the terms of the Agreement and Plan of Merger dated as of September 2, 2003, by and among the Company, Cougar Merger Corporation and AdvancePCS (the “Merger Agreement”), AdvancePCS stockholders received value equivalent to 2.15 shares of the Company’s common stock for each AdvancePCS share based on

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	$7,457,892	$6,924,943	$22,398,080	$20,735,737

Net income	$175,072	$123,844	$443,193	$334,676

Earnings per share - basic	$0.38	$0.28	$0.97	$0.76

Earnings per share - diluted	$0.38	$0.27	$0.95	$0.73

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the AdvancePCS Acquisition had been completed at the beginning of each period. In addition, the pro forma financial information above does not attempt to project the Company’s future results of operations.

The pro forma revenue amount presented above includes approximately $1.3 billion of retail copayments for each of the three month periods ended September 30, 2004 and 2003, and approximately $4.2 billion and $4.0 billion of retail copayments for the nine months ended September 30, 2004 and 2003 respectively. The pro forma financial information reflects the following pro forma adjustments and assumptions:

(a) Inter-company revenue related to Caremark’s historical participation in AdvancePCS’s specialty pharmacy networks was eliminated. This adjustment had no impact on pro forma net income or pro forma earnings per share.

(b) Additional quarterly amortization expense of approximately $9 million was added to AdvancePCS’s standalone results for periods prior to the AdvancePCS Acquisition. This adjustment represents the elimination of AdvancePCS’s historical amortization expense for identifiable intangible assets and recording approximately $12.1 million of amortization expense per quarter based on the Company’s estimates of the values and lives of acquired intangible assets.

(c) Total stock option expense of $6.4 million and $23.7 million was included in the three-month and nine-month periods, respectively, to reflect the accounting treatment of unvested replacement stock options issued to AdvancePCS optionees as discussed in Note 2.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Unaudited)

(d) Approximately $5.8 million and $21.2 million of integration and other related expenses incurred in the three months and the nine months ended September 30, 2004, respectively, in connection with the AdvancePCS Acquisition were eliminated.

(e) Approximately $4 million of quarterly interest expense was eliminated from AdvancePCS’s standalone results for periods prior to the AdvancePCS Acquisition to reflect the repurchase of the AdvancePCS 8 1/2% senior notes due 2008 described further below in Note 6, “Long-term Debt.”

(f) Incremental shares of common stock were added to the Company’s basic and diluted shares outstanding, respectively, in both periods to reflect the issuance of the Company’s common stock as 90% of the acquisition consideration and the additional common stock equivalents resulting from issuance of the replacement stock options described in Note 2.

The Company is currently in the process of evaluating the net assets acquired from AdvancePCS. The allocation of the purchase price paid by the Company to the assets and liabilities acquired from AdvancePCS is preliminary and subject to revision based on the outcome of ongoing evaluations of these assets and liabilities. The Company completed the most significant of these evaluations, the finalization of the values and lives of acquired customer relationships and of the fair values of acquired lease obligations, in the three months ended September 30, 2004. The final values and lives of acquired intangible assets, as of the date of the AdvancePCS Acquisition, were as follows:

Asset	Value (thousands)	Weighted Average Life (years)
Customer relationships	$799,000	18.9
Non-compete agreements	10,281	1.8
Technology	1,000	5.0

	$810,281

Integration Plan. The Company is currently in the process of integrating its previously existing business with that of AdvancePCS. The Company expects the major activities under the plan with respect to workforce rationalization to be completed by the end of 2004. Additional integration planning items such as system integration strategies will most likely continue to be evaluated into 2005.

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

Through September 30, 2004, the Company has incurred obligations to pay approximately $34.6 million of involuntary termination and related benefits to former AdvancePCS executives and other former employees of AdvancePCS. These amounts are included in the preliminary AdvancePCS purchase price allocation. The Company also incurred liabilities totaling approximately $3.7 million for involuntary termination benefits payable to its existing employees during the nine months ended September 30, 2004. This amount is included in “Integration and other related expenses” on the accompanying unaudited condensed consolidated statement of income. The remainder of the $21.2 million of “Integration and other related expenses” for the nine months

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Unaudited)

ended September 30, 2004, consists primarily of: (1) a writeoff of approximately $2.2 million of deferred loan costs for indebtedness retired in conjunction with the closing of the AdvancePCS Acquisition; (2) approximately $9 million of integration planning activities related to the AdvancePCS Acquisition and (3) approximately $3.5 million related to retention benefit obligations under the AdvancePCS Retention Plan. A rollforward of liabilities for involuntary termination benefits incurred in connection with the integration plan is as follows (in thousands):

Nine Months Ended September 30, 2004
Balance at beginning of period	$—
Involuntary termination benefits charged to:
AdvancePCS purchase price allocation	34,599
Integration and other related expenses	3,724

38,323
Payments	(36,483)

Balance at end of period	$1,840

Note 5. Income Taxes

At December 31, 2003, the Company had a cumulative income tax net operating loss (“NOL”) carryforward of approximately $1.4 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, including amounts of taxable income generated through September 30, 2004, these NOL carryforwards will expire on various dates through 2021, with over 90% of the total NOL carryforward amount expiring from 2019 to 2021. In addition to these NOL carryforwards, the Company had approximately $42 million of future additional income tax deductions related to its discontinued operations and a federal alternative minimum tax credit carryforward of approximately $27 million, which may be used to offset its ordinary federal corporate income taxes in the future. At September 30, 2004, the Company also had a net income tax receivable of approximately $58 million related primarily to net operating loss carryback claims expected to be filed in December 2004 that were generated by AdvancePCS prior to the date of the AdvancePCS Acquisition.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Unaudited)

Note 6. Long-term Debt

The Company’s long-term debt at September 30, 2004, and December 31, 2003, consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Bank Credit Facility:
Term loan facility (2.75% at September 30, 2004)	$148,000	$—
Revolving facility	—	—

	148,000	—
Previous credit facility:
Term loan facility	—	245,625
Revolving facility	—	—

	—	245,625
Receivables Facility	—	—
7.375% senior notes due 2006	450,000	450,000
AdvancePCS 8.5% senior notes due 2008	1,610	—

	599,610	695,625
Less amounts due within one year:
Bank Credit Facility - term loan	(4,000)	—
Previous credit facility - term loan	—	(2,500)

	$595,610	$693,125

Bank Credit Facility. On March 24, 2004, the Company entered into a $550 million unsecured bank credit facility (“Bank Credit Facility”) with Bank of America, N.A. as administrative agent, which replaced the Company’s then-existing credit facility. The Bank Credit Facility is guaranteed by the Company’s material subsidiaries, including Caremark and CaremarkPCS.

The Bank Credit Facility matures on March 23, 2009, and consists of: (i) a $150 million term loan facility with scheduled quarterly principal payments of $1 million which began in June 2004, and (ii) a $400 million revolving credit facility. At September 30, 2004, the Company had approximately $386.2 million available for borrowing under the revolving credit facility, exclusive of approximately $13.8 million reserved under letters of credit.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Unaudited)

Receivables-backed Credit Facility. On March 24, 2004, the Company entered into a $500 million receivables-backed credit facility (“Receivables Facility”) with Wachovia Bank, N.A., as administrative agent for a group of lenders collectively referred to as the “conduits.” Under the terms of the Receivables Facility, Caremark Receivables LLC, a wholly-owned subsidiary of Caremark Rx, has agreed to purchase certain accounts receivable from Caremark and CaremarkPCS and to sell a first priority undivided percentage ownership interest, along with a first priority security interest, in these purchased receivables to the conduits. The Receivables Facility expires on March 23, 2005. No amounts were outstanding under the Receivables Facility at September 30, 2004.

AdvancePCS Senior Notes. In conjunction with the acquisition of AdvancePCS, the Company conducted a consent solicitation and tender offer for the AdvancePCS 8 1/2% Senior Notes due 2008 (“AdvancePCS Senior Notes”). The Company successfully tendered for approximately $186.2 million (face amount) of the AdvancePCS Senior Notes, with $1.6 million remaining outstanding at September 30, 2004. The aggregate premium paid for the tender offer was approximately $20.6 million.

Debt Covenant Compliance. The Company was in compliance with all debt covenants at September 30, 2004.

Note 7. Contingencies

As a participant in the healthcare industry, the Company’s business operations are subject to complex federal and state laws and regulations and enforcement by federal and state governmental agencies as described on the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 9, 2004. The Company is subject to various lawsuits and governmental investigations relating to its continuing PBM operations and its discontinued PPM and contract services operations. Legal actions involving the Company include, without limitation, business disputes, contract disputes, employment disputes and professional liability claims.

In October 2004, Caremark Rx and Caremark were served with a complaint filed in the United States District Court for the Northern District of Illinois by the Chicago District Council of Carpenters Welfare Fund alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In addition, the lawsuit alleges breach of contract and violations of the Illinois Consumer Fraud Deceptive Business Practices Act. The lawsuit seeks unspecified monetary damages and restitution.

In July 2004, Caremark Rx and Caremark were served with a purported private class action lawsuit that was filed by Robert Moeckel, on behalf of the John Morrell Employee Benefits Plan, in the United States District Court for the Middle District of Tennessee alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in the ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. This lawsuit, which is similar to the Bickley and Dolan actions described below and other pending litigation filed against other PBM companies, seeks unspecified monetary damages and injunctive relief. Caremark Rx and Caremark have filed motions seeking the complete dismissal of this action on various grounds. The motions are currently pending before the court.

In July 2004, the Company received Civil Investigative Demands (“CIDs”) from the Office of the State of Washington Attorney General seeking information, pursuant to consumer protection statutes, relating to the PBM business practices of Caremark Rx, Caremark and AdvancePCS. The companies have received CIDs from 25 states and the District of Columbia. Caremark Rx, Caremark and AdvancePCS intend to fully cooperate with the requests for information and cannot predict the timing, outcome or consequences of the review of such

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Unaudited)

information or whether such review could lead to the commencement of any legal proceedings affecting the Company.

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

In October 2003, Caremark Rx was served with a purported class action lawsuit filed by John Lauriello in the Circuit Court of Jefferson County, Alabama. The lawsuit was filed on behalf of a purported class of persons who were participants in the 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. Also named as defendants are several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. Alternatively, the lawsuit seeks to re-open the judgment approving the 1999 settlement. After the Court overruled the defendants’ joint motion to dismiss in July 2004, the defendants amended their answers, which, among other things, denied all of the material allegations of the complaint. The parties have now filed pleadings setting out their respective positions as to how this case should proceed, and anticipate that the court’s ruling on those motions will generally address the scope, timing, and need for discovery on both the class issues presented and the substantive claims asserted.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Unaudited)

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

In October 2003, Caremark Rx, Caremark and AdvancePCS were served with a purported class action complaint filed in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The initial complaint alleged purported violations of Section 1 of the Sherman Act in three counts. In December 2003, Caremark Rx, Caremark and AdvancePCS filed motions to dismiss the complaint for failure to state any claim upon which relief can be granted. In February 2004, the plaintiffs amended and restated their class action complaint, dropping two counts under Section 1 of the Sherman Act and adding a count under Section 2 of the Sherman Act. The defendants moved to dismiss the amended class action complaint. Following a court hearing, the plaintiffs were granted leave to file a second amended class action complaint to restate their purported antitrust claims against the defendants. The court granted a motion filed by Caremark Rx and Caremark to transfer venue to the United States District Court for the Northern District of Illinois pursuant to the terms of the pharmacy services agreements between Caremark and the plaintiffs. The court also granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The United States District Court for the Northern District of Illinois denied Caremark’s motion to dismiss the second amended class action complaint. The plaintiffs are seeking three times actual money damages and injunctive relief enjoining the alleged antitrust violations.

In August 2003, AdvancePCS was served with a purported class action brought by Bellevue Drug Co., Robert Schreiber, Inc., d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co., d/b/a Parkway Drugs #4, on behalf of themselves and all others similarly situated, and the Pharmacy Freedom Fund and the National Community Pharmacists Association filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege antitrust violations under Section 1 of the Sherman Act arising from AdvancePCS’s establishment of network rates for retail pharmacies. The plaintiffs are attempting to certify a class of all pharmacies that, at any time during the period commencing four years before the filing of the litigation through the present, contracted with AdvancePCS to dispense and sell brand name and generic prescription drugs for any prescription drug benefit plan(s). The plaintiffs seek three times actual money damages and injunctive relief enjoining the alleged antitrust violations. AdvancePCS has moved to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The motion to compel arbitration has been granted. The plaintiffs have moved for reconsideration of the court’s decision or to have the decision certified for an immediate appeal. The plaintiffs’ motion is pending.

In March and April of 2003, AdvancePCS, and subsequently Caremark Rx and Caremark, were served with a complaint by an individual named Robert Irwin. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. Discovery is proceeding in this lawsuit.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Unaudited)

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

In March 1998, PCS Health Systems, Inc., a subsidiary of PCS Holding Corporation, which was acquired by Advance Paradigm (now known as AdvancePCS) in October 2000, was served with a purported class action lawsuit filed by Ed Mulder in the United States District Court of the District of New Jersey. The lawsuit alleges that PCS Health Systems, Inc. acts as a fiduciary, as that term is defined in ERISA, and has breached certain purported fiduciary duties under ERISA. The plaintiff is seeking injunctive relief and monetary damages in an unspecified amount. The plaintiff purported to represent a nation-wide class consisting of all members of all ERISA plans for which PCS Health Systems, Inc. provided PBM services during the class period. AdvancePCS opposed certification of this class, and in July 2003 the court entered an order certifying a more limited class comprised only of members of those ERISA plans for which PCS Health Systems, Inc. provided services under its contract with a single HMO for a limited time period. Discovery in this lawsuit is proceeding. In October 2004, AdvancePCS filed a motion for summary judgment. The motion is currently pending before the court.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Unaudited)

In December 2001, AARP and United Healthcare Insurance Co., (“United”) filed a complaint against AdvancePCS in the United States District Court in Minnesota asserting claims against AdvancePCS for violation of Minnesota’s deceptive trade practices act, tortious interference with prospective economic advantage and unjust enrichment. In September 2004, this matter was settled, and the lawsuit has been dismissed.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Unaudited)

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

The Company believes that it has meritorious defenses to the claims of liability or for damages in the actions that have been made against it; however, there can be no assurance that pending lawsuits or investigations will not have a disruptive effect upon the operations of the business, that they will not consume the time and attention of the Company’s senior management, or that their resolution, individually or in the aggregate, will not have a material adverse effect on the operating results and financial condition of the Company or potentially cause the Company to make changes to its current business practices. It is at least reasonably possible that the Company may have incurred a loss related to one or more of the pending lawsuits or investigations disclosed in this footnote; however, the Company is unable to estimate the range of possible loss which may be ultimately realized upon their resolution. The Company intends to vigorously defend each of its pending lawsuits.

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2004

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

Overview

We are one of the largest pharmaceutical services companies in the United States. Our services assist employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States in delivering prescription drugs in a cost-effective manner. On March 24, 2004, Caremark Rx acquired all of the outstanding capital stock of AdvancePCS as further described in Note 4, Acquisition of AdvancePCS and Integration Plan, to our unaudited condensed consolidated financial statements included elsewhere herein.

Our pharmaceutical services are generally referred to as pharmacy benefit management, or “PBM,” services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use.

We generate our net revenue primarily from dispensing prescription drugs to participants in accordance with health benefit plans sponsored by our customers. We dispense pharmaceuticals through our seven large, automated mail service pharmacies and our 21 smaller, regional mail service pharmacies. We also maintain a nationwide network comprised of over 57,000 retail pharmacies with which we have contracted to purchase pharmaceuticals for immediate delivery to our customers’ participants.

Factors That May Affect Future Results

Our future operating results and financial condition are dependent on our ability to market our services profitably, which is, in turn, heavily dependent on our ability to successfully negotiate discounts for pharmaceutical purchases at various points in our supply chain, and to successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including: (i) identification of, and competition for, growth and expansion opportunities; (ii) declining reimbursement levels for, or increases in the costs of, products dispensed; (iii) exposure to liabilities in excess of our insurance; (iv) compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; (v) adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; (vi) adverse resolution of existing or future lawsuits or investigations; (vii) our ability to successfully integrate AdvancePCS; (viii) liquidity and capital requirements and (ix) our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding our discontinued PPM business. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition.

There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Note 7, Contingencies to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected information about our results of continuing operations for the three-month and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Increase/(Decrease) 2004 over 2003
	2004	2003	2004	2003	Three Months	Nine Months
	(In millions, except per share amounts)
Net revenue	$7,457.9	$2,256.8	$17,788.3	$6,624.6	230.5%	168.5%

Operating expenses:
Cost of revenues (excluding depreciation) (1)	7,004.8	2,058.9	16,694.2	6,070.0	240.2%	175.0%
Selling, general and administrative expenses	111.6	47.4	287.5	142.3	135.4%	102.0%
Depreciation	24.8	12.0	62.0	32.6	106.7%	90.2%
Amortization of intangible assets	11.8	—	25.2	—	N/C	N/C
Interest expense, net	7.3	10.4	25.7	32.4	–29.8%	–20.7%
Stock option expense	6.4	—	15.5	—	N/C	N/C
Integration and other related expenses	5.8	—	21.2	—	N/C	N/C

	7,172.5	2,128.7	17,131.3	6,277.3	236.9%	172.9%

Income from continuing operations before provision for income taxes	285.4	128.1	657.0	347.3	122.8%	89.2%
Provision for income taxes	113.6	51.3	261.8	138.9	121.4%	88.5%

Net income	$171.8	$76.8	$395.2	$208.4	123.7%	89.6%

Net income per common share - diluted	$0.37	$0.29	$0.97	$0.79	27.6%	22.8%

Operating Income (2)	$292.7	$138.5	$682.7	$379.7	111.3%	79.8%

Operating Margin	3.92%	6.14%	3.84%	5.73%

EBITDA (3)	$329.3	$150.5	$769.9	$412.3	118.8%	86.7%

EBITDA Margin	4.42%	6.67%	4.33%	6.22%

Net cash provided by (used in):
Continuing operations	$413.9	$164.9	$1,115.8	$432.3	151.0%	158.1%

Investing activities	$(223.8)	$(41.0)	$(635.6)	$(67.9)	–445.9%	–836.1%

Financing activities	$(293.5)	$24.1	$(523.4)	$55.9	N/C	N/C

Discontinued operations	$(6.3)	$(6.4)	$(8.6)	$(59.7)	1.6%	85.6%

Revenues:
Mail Service	$2,194.5	$1,115.7	$5,686.0	$3,269.1	96.7%	73.9%
Retail (4)	5,202.4	1,126.4	11,945.8	3,314.7	361.9%	260.4%
Other	61.0	14.7	156.5	40.8	315.0%	283.6%

	$7,457.9	$2,256.8	$17,788.3	$6,624.6	230.5%	168.5%

Cost of revenues:
Drug ingredient cost (4)	$6,803.8	$1,975.2	$16,190.6	$5,819.5	244.5%	178.2%
Pharmacy operating costs and other costs of revenues (1)	201.0	83.7	503.6	250.5	140.1%	101.0%

	$7,004.8	$2,058.9	$16,694.2	$6,070.0	240.2%	175.0%

Pharmacy claims processed:
Mail	11.8	6.3	30.4	18.3	87.3%	66.1%
Retail	132.6	21.9	300.7	66.3	505.5%	353.5%

	144.4	28.2	331.1	84.6	412.1%	291.4%

(1)	Cost of revenues excludes allocable depreciation of approximately $21.1 million and $10.1 million in the three months ended September 30, 2004 and 2003, and approximately $52.1 million and $28.0 million in the nine months ended September 30, 2004 and 2003, respectively. These amounts are included in total depreciation for each period.
(2)	Operating Income equals income before provision for income taxes excluding interest expense, net. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (3) below.
(3)	We believe that EBITDA, which is a non-GAAP financial measure, is a supplemental measurement tool used by analysts and investors to help evaluate a company’s overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$171.8	$76.8	$395.2	$208.4
Depreciation	24.8	12.0	62.0	32.6
Amortization of intangible	11.8	—	25.2	—
Interest expense, net	7.3	10.5	25.7	32.4
Provision for income taxes	113.6	51.2	261.8	138.9

EBITDA	329.3	150.5	769.9	412.3
Cash interest (payments) receipts	1.5	(1.3)	(22.7)	(21.1)
Cash tax (payments) refunds	(4.1)	(3.4)	30.2	(12.8)
Other non-cash expenses	6.4	0.1	17.9	0.7
Other changes in operating assets and liabilities, net of acquisitions and disposals of businesses	80.8	19.0	320.5	53.2

Net cash provided by continuing operations	$413.9	$164.9	$1,115.8	$432.3

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

(4)	Includes approximately $1.3 billion and $304 million in the three months ended September 30, 2004 and 2003, and approximately $3.2 billion and $919 million in the nine months ended September 30, 2004 and 2003, respectively, of amounts paid by individual participants in our customers’ benefit plans directly to the third-party pharmacies in our retail networks (i.e., “retail copayments”).

Pro Forma Operating Results

The following table sets forth selected pro forma information about our results of continuing operations for the three-month and nine-month periods ended September 30, 2004 and 2003. This pro forma information was prepared as if the AdvancePCS Acquisition had been consummated at the beginning of each respective period. Additional information concerning the pro forma presentation appears in Note 4, Acquisition of AdvancePCS and Integration Plan, to our unaudited condensed consolidated financial statements included elsewhere herein.

	Pro Forma Three Months Ended September 30,		Pro Forma Nine Months Ended September 30,		Percentage Increase/(Decrease) 2004 over 2003
	2004	2003	2004	2003	Three Months	Nine Months
	(In millions, except per share amounts)
Net revenue	$7,457.9	$6,924.9	$22,398.1	$20,735.8	7.7%	8.0%

Operating expenses:
Cost of revenues (excluding depreciation)	7,004.8	6,550.5	21,155.1	19,667.4	6.9%	7.6%
Selling, general and administrative expenses	111.6	113.3	348.9	342.9	–1.5%	1.7%
Depreciation	24.7	22.6	72.1	63.5	9.3%	13.5%
Amortization of intangible assets	12.1	12.1	36.2	36.3	0.0%	–0.3%
Interest expense, net	7.3	14.4	25.8	46.4	–49.3%	–44.4%
Stock option expense	6.4	6.4	23.7	23.7	0.0%	0.0%

	7,166.9	6,719.3	21,661.8	20,180.2	6.7%	7.3%

Income before provision for income taxes	291.0	205.6	736.3	555.6	41.5%	32.5%
Provision for income taxes	115.9	81.8	293.1	220.9	41.7%	32.7%

Net income	$175.1	$123.8	$443.2	$334.7	41.4%	32.4%

Net income per common share - diluted	$0.38	$0.27	$0.95	$0.73	40.7%	30.1%

Pharmacy claims processed:
Mail	11.8	10.5	34.6	30.8	12.4%	12.3%
Retail	132.6	129.8	404.2	398.1	2.2%	1.5%

	144.4	140.3	438.8	428.9	2.9%	2.3%

Results of operations for the three months ended September 30, 2004 compared to the same period in 2003

AdvancePCS Operating Results. The results of operations of AdvancePCS are included in our unaudited condensed consolidated statement of income for the three months ended September 30, 2004. The primary factor influencing the comparison of our results of operations from 2003 to 2004 was the AdvancePCS Acquisition.

Net Revenue. Net revenue increased by approximately $5.2 billion to approximately $7.5 billion in the three months ended September 30, 2004 from approximately $2.3 billion in 2003. On a pro forma basis, net revenue increased by approximately $533 million, or 7.7%, to approximately $7.5 billion in the three months ended September 30, 2004, from approximately $6.9 billion in 2003. Pro forma revenues for the three months ended September 30, 2004, were reduced by approximately $344 million from amounts recorded in the same period in 2003 due to the previously announced renewal of a large contract, and a corresponding change in revenue recognition for this contract from a gross basis to a net basis. This accounting change had no impact on net income. Pro forma revenue growth was reduced by a higher dispensing rate of generic drugs that have lower prices but result in healthcare cost savings for our customers. Excluding the impact of higher generic dispensing rates, pro forma revenues for the three months ended September 30, 2004, would have increased approximately 12% over the pro forma 2003 amount, reflecting drug cost inflation and net new business in 2004.

Cost of Revenues. Cost of revenues increased approximately $4.9 billion to approximately $7.0 billion in the three months ended September 30, 2004 from approximately $2.1 billion in 2003. On a pro forma basis, cost of revenues increased by approximately $454 million, or 6.9%, to approximately $7.0 billion in the three months ended September 30, 2004, from approximately $6.6 billion in 2003. Pro forma cost of revenue growth was favorably impacted by a higher dispensing rate of generic drugs, to 38.4% for mail prescriptions in the three months ended September 30, 2004, from 35.3% during the same period in 2003, and to 49.4% for retail prescriptions in the three months ended September 30, 2004, from 46.4% during the same period in 2003. Generic drugs have lower prices but result in healthcare cost savings for our customers and generally a higher gross profit margin for the company. Pro forma cost of revenues for the three months ended September 30, 2004, were reduced by approximately $344 million from amounts recorded in the same period in 2003 due to the contract change referred to above. The rate of increase in pro forma cost of revenues was also favorably impacted by economies of scale achieved through the combined purchasing efficiency of Caremark and AdvancePCS.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on an absolute basis in 2004, due primarily to the AdvancePCS Acquisition. On a pro forma basis, selling, general and administrative expenses decreased by 1.5% on an absolute basis. Selling, general and administrative expenses also decreased as a percentage of net revenue, to 1.50% from 1.64%, primarily reflecting the impact of elimination of duplicative costs subsequent to the AdvancePCS Acquisition.

Depreciation. Depreciation increased in 2004 due primarily to the AdvancePCS Acquisition. Depreciation increased in 2004 on a pro forma basis, due primarily to the amounts and timing of depreciation related to capital expenditures made to increase capacities in our mail service pharmacies.

Amortization of Intangible Assets. The amortization of intangible assets recorded in 2004 was related entirely to the intangible assets acquired from AdvancePCS. The $11.8 million recorded in the three months ended September 30, 2004, reflects the 2004 quarterly rate of $12.1 million net of a reduction of approximately $300,000 related to previous periods in 2004. This reduction arose from adjusting the previously recorded amounts based on the preliminary valuation of the related intangible assets to their final valuations during the period then ended.

Interest Expense, Net. The decrease in net interest expense in 2004 resulted primarily from increased interest income generated by cash on hand and short term investments.

Stock Option Expense. The stock option expense recorded in 2004 relates to the intrinsic value of unvested stock options held by AdvancePCS optionees on the date of the AdvancePCS Acquisition. We issued replacement stock options to these optionees with vesting terms identical to their original stock options. The intrinsic value amount related to the unvested portion of these replacement stock options will be recognized as an expense in future periods. We expect to record approximately $5 million of expense for these stock options in the remainder of 2004.

Provision for Income Taxes. As a result of the AdvancePCS Acquisition, our provision for income taxes was recorded using a 39.8% effective tax rate on book income in 2004 compared to the 40% effective tax rate on book income in 2003.

Results of operations for the nine months ended September 30, 2004 compared to the same period in 2003

AdvancePCS Operating Results. The results of operations of AdvancePCS for the period March 24, 2004 through September 30, 2004, are included in our unaudited condensed consolidated statement of income for the nine months ended September 30, 2004. The primary factor influencing the comparison of our results of operations from 2003 to 2004 was the AdvancePCS Acquisition.

Net Revenue. Net revenue increased by approximately $11.2 billion to approximately $17.8 billion in the nine months ended September 30, 2004 from approximately $6.6 billion in 2003. On a pro forma basis, net revenue increased by approximately $1.66 billion, or 8%, to approximately $22.4 billion in the nine months ended September 30, 2004, from approximately $20.7 billion in 2003. Pro forma revenues for the nine months ended September 30, 2004, were reduced by approximately $713 million from amounts recorded in the same period in 2003 due to the previously announced renewal of a large contract, and a corresponding change in revenue recognition for this contract from a gross basis to a net basis. This accounting change had no impact on net income. Pro forma revenue growth was also reduced by a higher dispensing rate of generic drugs that have lower prices but result in healthcare cost savings for our customers. Excluding the impact of higher generic dispensing rates, pro forma revenues for the nine months ended September 30, 2004, would have increased approximately 11% over the pro forma 2003 amount, reflecting drug cost inflation and net new business in 2004.

Cost of Revenues. Cost of revenues increased approximately $10.6 billion to approximately $16.7 billion in the nine months ended September 30, 2004 from approximately $6.1 billion in 2003. On a pro forma basis, cost of revenues increased by approximately $1.48 billion, or 7.6%, to approximately $21.2 billion in the nine months ended September 30, 2004, from approximately $19.7 billion in 2003. Pro forma cost of revenue growth was favorably impacted by a higher dispensing rate of generic drugs, to 37.4% for mail prescriptions in the nine months ended September 30, 2004, from 35.2% during the same period in 2003, and to 48.5% for retail prescriptions in the nine months ended September 30, 2004, from 46.2% during the same period in 2003. Generic drugs have lower prices but result in healthcare cost savings for our customers and generally a higher gross profit margin for the company. Pro forma cost of revenues for the nine months ended September 30, 2004, were reduced by approximately $713 million from amounts recorded in the same period in 2003 due to the contract change referred to above. The rate of increase in pro forma cost of revenues was also favorably impacted by economies of scale achieved through the combined purchasing efficiency of Caremark and AdvancePCS.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on an absolute basis in 2004, due primarily to the AdvancePCS Acquisition. On a pro forma basis, selling, general and administrative expenses increased by 1.8% on an absolute basis. However, selling, general and administrative expenses decreased as a percentage of net revenue, to 1.56% from 1.65%, reflecting primarily the impact of the cost reductions achieved to date from the AdvancePCS Acquisition.

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

The following tables set forth selected information concerning our liquidity and capital resources and changes therein for the nine months ended September 30, 2004 (in millions):

Nine Months Ended September 30, 2004
Net cash provided by (used in):
Continuing operations	$1,115.8
Investing activities	(635.6)
Financing activities	(523.4)
Discontinued operations	(8.6)

Net decrease in cash and cash equivalents for the nine months ended September 30, 2004	(51.8)
Cash and cash equivalents - December 31, 2003	815.3

Cash and cash equivalents - September 30, 2004	$763.5

	September 30, 2004	December 31, 2003
Net working capital (1)	$410.5	$882.6

Long-term debt:
Fixed-rate debt	$451.6	$450.0

Variable-rate debt	$148.0	$245.6

Availability under revolving credit facility	$386.2	$288.8

(1)	Working capital equals total current assets minus total current liabilities.

Cash Flows from Continuing Operations. Our performance relative to net cash provided by continuing operations for the nine months ended September 30, 2004, resulted from factors discussed above related to income from continuing operations coupled with focused management of working capital. In the nine months ended September 30, 2004, our cash flows from continuing operations included a refund of approximately $55 million of estimated income taxes paid by AdvancePCS prior to the AdvancePCS Acquisition and was also positively impacted by approximately $75 million of reductions in inventory levels at the mail service pharmacies acquired from AdvancePCS. The net decrease in working capital from December 31, 2003, to September 30, 2004, is due primarily to our use of cash on hand to fund the AdvancePCS Acquisition and related transactions coupled with the acquired working capital deficiency of AdvancePCS and the purchase of treasury stock referred to below.

Cash Flows from Investing Activities. Cash flows from investing activities for the nine months ended September 30, 2004, include $391.9 million paid for the AdvancePCS Acquisition (net of cash acquired), $198.7 million invested in available-for-sale securities and $55.4 million of capital expenditures, offset by proceeds of approximately $10.4 million received from the partial liquidation of our investment in a private company that was formerly one of our subsidiaries.

Cash Flows from Financing Activities. On March 24, 2004, in conjunction with the AdvancePCS Acquisition, we restructured our indebtedness as follows:

•	Our then-existing $550 million credit facility, consisting of a $250 million term loan facility and a $300 million revolving credit facility, was retired. We paid off the balance of the term loan facility, approximately $245.6 million. No amounts were outstanding under the revolving credit facility;

•	Our then-existing $125 million Trade Receivables Sales Facility, under which no amounts were outstanding, was terminated;

•	We entered into a new $550 million bank credit facility, consisting of a $150 million term loan facility and a $400 million revolving credit facility. We borrowed $150 million under the term loan facility on March 24, 2004, and principal payments of $1.0 million per quarter began in June 2004. No amounts were outstanding under the revolving credit facility (excluding reductions in availability of approximately $13.8 million for letters of credit) at September 30, 2004; and

•	We entered into a new $500 million receivables-backed credit facility, which is similar to our former Trade Receivables Sales Facility but is structured as indebtedness rather than as a sale of the accounts receivable. No amounts were outstanding under the receivables-backed credit facility at September 30, 2004.

We also received net proceeds of approximately $115.4 million from issuance of common stock under employee benefit plans, including exercises of stock options, and approximately $10.2 million of proceeds from exercise of a warrant to purchase our common stock. These proceeds were offset by our payments of approximately $206.8 million to repurchase AdvancePCS’ 8 1/2% Senior Notes, approximately $338 million to repurchase 11,448,000 shares of our common stock, approximately $2.7 million of expenses to register and issue the common stock used for the AdvancePCS Acquisition and approximately $3.9 million of costs associated with the restructuring of indebtedness described above.

Cash Flows from Discontinued Operations. In addition to the amounts paid through September 30, 2004, to service liabilities which arose from our discontinued PPM operations, we have accrued approximately $29 million of remaining net liabilities related to our discontinued operations. These amounts are estimates, and actual amounts could differ from those recorded.

Credit Facility. We have a $550 million credit facility with Bank of America, N.A. as administrative agent which consists of a $400 million revolving credit facility and a $150 million term loan facility maturing in March 2009.

At September 30, 2004, borrowings under the credit facility bore interest at variable rates based on the London Inter-bank Offered Rate (“LIBOR”), plus varying margins and consisted of outstanding term loans of $148 million. At September 30, 2004, we had approximately $386.2 million available for borrowing under the revolving credit facility, exclusive of approximately $13.8 million reserved under letters of credit.

The credit facility is guaranteed by our material subsidiaries and contains restrictive covenants. The guarantees and covenants applicable to the credit facility are described in further detail in Note 6, “Long-term Debt” to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Receivables Backed Facility. We have arranged to sell a first priority undivided percentage ownership interest and a first priority security interest in certain of our accounts receivable pursuant to a $500 million revolving period trade receivables sales facility which is described in further detail in Note 6, “Long-term Debt” to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. At September 30, 2004, we had sold no interests in our accounts receivable into this facility and retained full availability of the $500 million committed thereunder.

Outlook

Liquidity and Capital Resources Overview. Currently, our liquidity needs arise primarily from: (i) commitments related to financing obtained through the issuance of long-term debt; (ii) working capital requirements (iii) capital expenditures and (iv) funding discontinued operations (including the funding of any retained liabilities). Additionally, subject to certain restrictions in our credit facility, we have acquired businesses, and may continue to acquire additional businesses in the future, and could fund any such acquisition using cash on hand and short-term investments, availability under our receivables-backed credit facility or our revolving credit facility, or a combination thereof. We believe that our cash flows from operations and amounts available under our receivables-backed and revolving credit facilities are sufficient to meet our liquidity needs for the foreseeable future.

Stock Repurchase Program. On July 20, 2004, we announced that we had increased to $750 million the amount authorized for repurchases of our common stock on the open market under our previously announced repurchase program. These repurchases will occur at times and in amounts that management deems appropriate, and we repurchased approximately 11.4 million shares at an aggregate cost of approximately $338 million during the nine months ended September 30, 2004. Additional details for repurchases under our stock repurchase program appear at Part II – Item 2.

Integration and Other Related Expenses. We incurred approximately $21.2 million of costs, primarily for integration planning, severance/retention, and relocation, in the nine months ended September 30, 2004. We anticipate that we will incur additional costs associated with integration activities that are not expected to be material to our financial position, results of operations or cash flows. We also recorded integration-related severance benefits in the nine months ended September 30, 2004, totaling approximately $34.6 million that were capitalized as part of the AdvancePCS Acquisition.

Planned Capital Expenditures. We expect total capital expenditures for the remainder of 2004 to be approximately $35 million to $40 million, including capital expenditures associated with the AdvancePCS Acquisition for both recurring capital expenditures necessary to support AdvancePCS’s customers and incremental capital expenditures associated with systems integration projects identified as of the date of this filing.

Discontinued Operations. Future cash needed to fund the remaining net liabilities of discontinued operations and estimated exit costs, which were estimated to be approximately $29 million, in aggregate, at September 30, 2004, will be funded by cash flows from continuing operations and by borrowings under our receivables-backed credit facility or our revolving credit facility. We believe that these sources will be sufficient to fund these payments.

Deferred Income Taxes. At December 31, 2003, we had a cumulative income tax net operating loss (“NOL”) carryforward of approximately $1.4 billion available to reduce future amounts of taxable income. If not utilized to offset future taxable income, these NOL carryforwards will expire on various dates through 2021, with over 90% of the total NOL carryforward amount expiring from 2019 to 2021. In addition to these NOL carryforwards, we had approximately $42 million of future additional income tax deductions related to our discontinued operations. The Company also had a federal alternative minimum tax credit carryforward of approximately $27 million, which may be used to offset its ordinary federal corporate income taxes in the future. We currently expect to fully utilize the benefit of these NOL and alternative minimum tax credit carryforwards in the second half of 2005. After these carryforwards and are fully utilized, the amounts of cash taxes we pay as a percentage of pretax income will increase significantly.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facilities. Our earnings and the fair value of our fixed-rate debt are subject to change as a result of movements in market interest rates. At September 30, 2004, we had $148 million of obligations which were subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rate at September 30, 2004, would result in an increase in annual interest expense of approximately $1.5 million, presuming that obligations subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on our outstanding obligations and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

CONTROLS AND PROCEDURES

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. During the quarter ended September 30, 2004, there were no significant changes in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In June 2004, the Staff of the SEC’s Office of the Chief Accountant of the Division of Corporation Finance issued a Frequently Asked Questions document (“FAQ”) relating to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). Question 3 of the FAQ indicates that if a public company completes a material acquisition, the Staff will not object if management excludes the internal controls of the acquired business from the assessment of internal control over financial reporting required under SOX 404 during the fiscal year in which the acquisition took place, provided the registrant includes appropriate disclosure thereof in its Annual Report on Form 10-K for such fiscal year. Based on the guidance provided in the FAQ, we intend to exclude certain internal controls of AdvancePCS from our SOX 404 assessment of Caremark’s internal control over financial reporting for the year ending December 31, 2004.

The AdvancePCS internal controls being excluded will be limited to those surrounding processes that remain exclusively related to the acquired AdvancePCS business through 2004. To the extent that an AdvancePCS process has been integrated with a Caremark process in 2004, the related internal controls will be included in our SOX 404 assessment.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to certain legal proceedings as described in Note 7, “Contingencies” to its unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and hereby incorporated herein by reference.

In October 2004, Caremark Rx and Caremark were served with a complaint filed in the United States District Court for the Northern District of Illinois by the Chicago District Council of Carpenters Welfare Fund alleging that Caremark Rx and Caremark each act as a fiduciary, as that term is defined in the ERISA, and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In addition, the lawsuit alleges breach of contract and violations of the Illinois Consumer Fraud Deceptive Business Practices Act. The lawsuit seeks unspecified monetary damages and restitution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2004, the Company repurchased shares of its common stock, $0.001 par value per share, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Since Inception	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Balance at June 30, 2004			2,904,700
July 2004	3,838,500	$30.44	6,743,200	$570,764,449
August 2004	5,779,900	$28.52	12,523,100	$405,945,416
September 2004 (3)	979,700	$29.62	13,502,800	$376,924,459

Total	10,598,100	$29.32	13,502,800	$376,924,459

(1)	Per share amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended September 30, 2004. The average price paid per share for all repurchases made under the program from its inception through September 30, 2004, was $27.63.

(2)	On July 1, 2002, the Company announced that it had adopted a plan to purchase up to $150 million of its common stock on the open market. On July 20, 2004, the Company announced that it had raised the authorized repurchases under this plan to $750 million.

The Company’s stock repurchase plan does not have a set expiration date, and repurchases under the plan will be made at times and in amounts as the Company’s management deems appropriate. In October 2004, the Company repurchased an aggregate of 4,354,800 shares (excluding the 200,000 shares described in note 3 below) of its common stock under this plan at an average price per share of approximately $29.24. As of November 8, 2004, the Company could spend approximately $250 million for additional share repurchases under this plan.

(3)	Includes 200,000 shares for a repurchase transaction initiated on September 30 and settled on October 5.

Item 6. Exhibits

Exhibit No.
3.1	–	Caremark Rx, Inc. Fourth Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is hereby incorporated by reference.

3.2	–	Caremark Rx, Inc. Seventh Amended and Restated Bylaws filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated by reference.

10.1	–	Caremark Rx, Inc. Synergy—Achievement Supplemental Bonus Plan.

31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	–	Section 1350 Certification of Chief Executive Officer.

32.2	–	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREMARK RX, INC.

By:	/s/ HOWARD A. MCLURE
Howard A. McLure Executive Vice President and Chief Financial Officer

Date: November 9, 2004