Form 10-K
period 2004-12-31
CAREMARK RX INC
filed 2005-03-03
CIK 1000736

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

The aggregate market value of the voting stock (common stock, par value $.001) held by non-affiliates of the registrant as of June 30, 2004, was approximately $15.2 billion, based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date.

As of February 28, 2005, the registrant had 456,987,702 shares (including 6,003,419 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders that will be filed no later than April 30, 2005.

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

Forward-looking statements are contained in this document, primarily under the captions: “Business,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” referred to as MD&A, and in the “Notes to Condensed Consolidated Financial Statements” appearing under Items 8 and 15(a)(1). Moreover, through our senior management, we may from time to time make forward-looking statements about matters described herein or about other matters concerning us.

There are several factors which could adversely affect our operations and financial results, including, but not limited to, the following:

•	Risks relating to identification of, and competition for, growth and expansion opportunities;

•	Risks related to our ability to attract new customers and retain existing customers;

•	Risks relating to declining reimbursement levels for, or increases in the costs of, products dispensed;

•	Risks relating to exposure to liabilities in excess of our insurance;

•	Risks relating to compliance with, or changes in, government regulation and legislation, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation;

•	Risks relating to adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities;

•	Risks relating to adverse resolution of existing or future lawsuits or investigations;

•	Risks relating to successful integration of AdvancePCS;

•	Risks relating to our liquidity and capital requirements; and

•	Risks relating to our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding the closure or sale of our Physician Practice Management (“PPM”) business.

More detailed discussions of certain of these risk factors can be found under the captions: “Business—Government Regulation” and “Legal Proceedings” and also in MD&A.

i

PART I

Item 1. Business.

Overview. We are one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $25.8 billion (including approximately $4.6 billion of retail copayments) in 2004. Our operations are conducted primarily through our Caremark Inc. (“Caremark”) and CaremarkPCS (f/k/a AdvancePCS) (“CaremarkPCS” or “AdvancePCS”) subsidiaries. We acquired AdvancePCS on March 24, 2004, as further described below. Our customers are primarily sponsors of health benefit plans (employers, unions, government employee groups, insurance companies and managed care organizations) and individuals located throughout the United States.

We dispense pharmaceuticals to eligible participants in benefit plans maintained by our customers and utilize our information systems to perform safety checks, drug interaction screening and generic substitution. During the year ended December 31, 2004, we managed over 484 million prescriptions for individuals from over 2,000 organizations.

Our pharmaceutical services are generally referred to as pharmacy benefit management (“PBM”) services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. We generate substantially all of our net revenue from dispensing prescription drugs to individuals who participate in benefit plans maintained by our customers. Our PBM customers generally enter into integrated pharmacy benefit management contracts with us. These integrated contracts provide plan participants the option of having their prescriptions filled at either retail or mail service pharmacies subject to the customers’ benefit plan designs.

We generally do not operate our own retail pharmacies but have instead contracted with retail pharmacy chains and independent retail pharmacies to form a network comprised of more than 57,000 retail pharmacies at which our customers’ plan participants may have their prescriptions filled. We operate our own mail service pharmacies and have one of the leading mail service pharmacy businesses among independent pharmacy services companies in terms of prescriptions filled in 2004. During 2004, we processed approximately 43 million prescriptions through our mail service pharmacies and processed approximately 441 million retail pharmacy claims.

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

We have adopted a code of business conduct and ethics for directors, officers (including our Senior Executive and Financial Officers (our principal executive officer, principal financial officer and controller)) and employees, known as the Caremark Code of Conduct. The Caremark Code of Conduct, our corporate governance guidelines and the charters of the audit, compensation and nominating and corporate governance committees of our board of directors are available on our website at http://www.caremarkrx.com. We will post any amendments to, or waivers from, a provision of the Caremark Code of Conduct that applies to the principal executive officer, principal financial officer or controller on such website as soon as practicable after adoption or approval. We will mail a free copy of any or all of these items to stockholders who request them by contacting our investor relations department at the address/telephone number above.

Strategy. Our business strategy centers on providing innovative pharmaceutical solutions and quality customer service in order to enhance clinical outcomes for the participants in our customers’ health benefit plans while assisting our customers in better managing their overall healthcare costs. We intend to increase our market share and extend our leadership in the pharmaceutical services industry through a combination of organic growth (including the addition of new customers) and strategic acquisitions of businesses. We believe that our focus on management of our customers’ overall healthcare costs, our mail service, specialty pharmaceutical and disease management expertise and the breadth and quality of our product and service offerings distinguish us from many of our competitors.

Development of Our Business. Through 2003, we grew our PBM business primarily through the organic growth provided by our sales force, and we did not engage in significant acquisitions of businesses subsequent to the discontinuance of our PPM business in 1998.

On March 24, 2004, we acquired 100 percent of AdvancePCS, which is also a pharmaceutical services/PBM company (the “AdvancePCS Acquisition”). AdvancePCS had historically focused on a different customer market segment (primarily managed care organizations) than Caremark (primarily employers). We believe that Caremark Rx and AdvancePCS are complementary companies and that their combination resulted in an organization with the increased scale, enhanced financial capacity and diversified customer portfolio necessary to increase stockholder value, enhance customer care and increase cost efficiencies.

AdvancePCS’s stockholders received value equivalent to 2.15 shares of Caremark Rx common stock for each share of AdvancePCS common stock outstanding, paid in Caremark Rx common stock (90%) and cash (10%). Additionally, holders of AdvancePCS stock options and warrants received stock options or warrants to purchase an equivalent amount of Caremark Rx common stock after application of the 2.15:1 exchange ratio. Following the AdvancePCS Acquisition, Caremark Rx’s existing stockholders retained approximately 58% of the combined company, and AdvancePCS’s stockholders received Caremark Rx common stock representing an ownership interest equivalent to approximately 42% of the combined company on a diluted basis.

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

The discounted drug purchase arrangements we negotiate typically provide for our receiving discounts from established list prices in one, or a combination, of the following forms. These discounts may take the form of a direct discount at the time of purchase, a discount for prompt payment of invoices or, when products are indirectly purchased from a manufacturer (e.g. through a wholesaler or retail pharmacy/chain), a retroactive discount, or rebate. We also receive additional discounts under our wholesale contract if we exceed contractually-defined annual purchase volumes. We record these discounts, regardless of their form, as a reduction of our cost of revenues.

All prescriptions, whether they are filled through one of our mail service pharmacies or through a pharmacy in our retail network, are analyzed, processed and documented by our proprietary prescription management systems. These systems assist staff and network pharmacists in processing prescriptions by automating tests for various items, including, but not limited to, plan eligibility, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization and potential fraud.

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

We currently operate seven large, automated mail service pharmacies in the continental United States. These pharmacies have an aggregate dispensing capacity of approximately 250,000 prescriptions per day, and our customers or their physicians submit prescriptions, primarily for maintenance medications, to these pharmacies via mail, telephone, fax or the Internet. We also operate a network of 21 smaller mail service pharmacies (“Specialty Pharmacies”) located throughout the United States and used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. Eighteen of the Specialty Pharmacies are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). Additionally, we operate a United States Food and Drug Administration (“FDA”) regulated repackaging facility in which we repackage certain drugs into the most common prescription amounts dispensed from our automated mail service pharmacies.

Our retail pharmacy program typically allows customers to fill prescriptions at more than 57,000 pharmacies nationwide. When a customer fills a prescription in a retail pharmacy, the network pharmacist sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management systems, which verify relevant customer data, including eligibility and copayment information, perform drug utilization review to determine clinical appropriateness and safety and confirm that the pharmacy will receive payment for the prescription.

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

Our clinical services utilize advanced protocols and offer customers convenience in working with healthcare providers and other third parties. Our CarePatterns® and Accordant® disease management programs cover over 20 diseases, including asthma, coronary artery disease, congestive heart failure, diabetes, hemophilia, rheumatoid arthritis and multiple sclerosis. Nineteen of these disease management programs are accredited by the National Committee for Quality Assurance (“NCQA”).

Information Systems. We currently operate three primary information systems platforms to support our PBM operations. These PBM information systems are supplemented by additional information systems to support our mail service pharmacy operations and incorporate integrated architecture that centralizes the data generated from filling mail service prescriptions, adjudicating retail pharmacy claims and fulfilling other customer service contracts. These integrated systems allow access to a single data source containing a complete history of prescription activity for each customer. Various data repositories are populated with the transactional data generated in these systems and are used for analysis of prescription data by our customers and us. Additionally, components of Caremark’s technology infrastructure are ISO 9001:2000 certified, with additional components currently undergoing the certification process.

Pharmacy Benefit Management Industry

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

PBM companies have focused on cost management by: (i) negotiating discounted prescription services through retail pharmacy networks; (ii) encouraging the use of generic rather than branded medications under appropriate circumstances; (iii) purchasing discounted products from drug wholesalers and manufacturers; (iv) dispensing maintenance prescriptions by mail; and (v) administering drug utilization review and clinical programs to encourage appropriate drug use and reduce potential risk for complications. Over the last several years, in response to increasing customer demand, PBM companies have also developed sophisticated preferred drug management capabilities and comprehensive, on-line customer decision support tools in an attempt to more efficiently manage the delivery of healthcare and to better control healthcare costs.

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

We believe that the most significant factors which will affect future growth in the PBM industry include, but are not limited to:

•	Increased demand for comprehensive pharmacy benefit, medication management and disease management services;

•	The aging of the population, as older population segments have historically accounted for a significant concentration of prescription drug users;

•	The continued use of direct-to-consumer advertising by pharmaceutical manufacturers;

•	The extent to which new competitors enter the PBM industry;

•	The extent of consolidation, through mergers and acquisitions, which may occur in the pharmaceutical manufacturer and PBM industries;

•	The extent to which customers contract for pharmacy benefit management services separately from other health and welfare benefits;

•	The rate at which patents expire on, and generic equivalents become available for, existing branded drugs;

•	The extent to which drugs currently requiring a prescription become available on an over-the-counter basis;

•	The rate at which manufacturers develop new drugs which receive approval for use from governmental regulatory agencies;

•	Clinical review and analysis, including FDA actions, concerning new and existing drugs and their availability in the marketplace to treat specified health conditions;

•	Expansion of the availability and use of biotechnology-based and injectable therapies; and

•	The nature and extent of changes to the Medicare program made under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

Competition. We compete with a number of large, national PBM companies, including Medco Health Solutions, Inc. and Express Scripts, Inc. as well as many smaller local or regional PBMs. We also compete with several large health insurers/managed care plans (e.g. Wellpoint, Aetna, PacifiCare) and retail pharmacies (primarily Walgreen and CVS) which have their own PBM capabilities, as well as with several national and regional companies including Accredo Health, Inc. and Priority Healthcare Corp., which provide specialty pharmaceutical services similar to ours. Some of these competitors are large and may possess greater financial, marketing and other resources than we do. To the extent that competitors are owned by retail pharmacies, they may offer similar services and may have pricing advantages that are unavailable to us and other independent PBM companies. Additionally, we compete with certain hemophilia treatment centers which have access to favorable pricing through government-sponsored programs.

We believe the primary competitive factors in the PBM industry include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) the ability to negotiate favorable discounts from, and access to, retail pharmacy networks; (iii) responsiveness to customers’ demands; (iv) the ability to identify and apply effective cost management programs utilizing clinical strategies; (v) the ability to develop and utilize preferred drug lists; (vi) the ability to market PBM products and services; (vii) the commitment to provide flexible, clinically-oriented services to customers; and (viii) the quality, scope and costs of products and services offered to customers and their participants. We consider our principal competitive advantages to be our commitment to providing flexible, clinically-oriented services to our customers; broad service offering; mail service, specialty pharmaceutical and disease management expertise and high quality of customer service as measured by independent surveys.

Government Regulation

Overview. As a participant in the healthcare industry, our business is subject to federal and state laws and regulations and enforcement by federal and state governmental agencies. Various federal and state laws and regulations govern the purchase, sale and distribution of prescription drugs and related services, including administration of prescription drug benefits. Many of our clients, including insurers and managed care organizations, or MCOs, are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. We believe that we are in material compliance with existing laws and regulations that are applicable to our business. However, the application of complex standards to the detailed operation of our business always creates areas of uncertainty. Moreover, regulation of the healthcare industry continues to evolve, and there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could adversely affect our business if they are enacted. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulations might have on us. Any failure or alleged failure to comply with applicable laws and regulations, or any adverse applications of, or changes in, the laws and regulations affecting our business, could have a material adverse effect on our operating results and financial condition.

Among the existing federal and state laws and regulations that affect aspects of our business are the following:

Anti-Remuneration Laws. Federal law prohibits, among other things, an entity from knowingly and willfully offering, paying, soliciting or receiving, subject to certain exceptions and “safe harbors,” any remuneration to induce the referral of individuals or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made under Medicare, Medicaid or certain other federal healthcare programs. A number of states have similar laws, some of which are not limited to services for which government-funded payment may be made. State laws and exceptions or safe harbors vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in Medicare, Medicaid and other government sponsored healthcare programs. The federal anti-remuneration law has been interpreted broadly by some courts, the Office of Inspector General (“OIG”) within the United States Department of Health and Human Services (“HHS”) and administrative bodies. Because of the federal statute’s broad scope, HHS established certain safe harbor regulations that specify various payment practices that are protected from criminal or civil liability. Safe harbors exist for certain discounts offered to purchasers, certain personal services arrangements and certain payments made by vendors to group purchasing organizations, as well as for other transactions and relationships. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful but may be subject to challenge by HHS.

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

In November 1999, our AdvancePCS subsidiary received a subpoena from the OIG pursuant to an investigation being conducted by the United States Attorney’s Office for the Eastern District of Pennsylvania requesting records and data about certain of AdvancePCS’s programs. This investigation remains ongoing, and we continue to cooperate with such investigation. To date, no claims or charges have been made against our AdvancePCS subsidiary, and we cannot predict whether the government will commence any action against AdvancePCS. See Item 3, “Legal Proceedings” for more information regarding the OIG investigation.

Antitrust. Numerous lawsuits have been filed throughout the United States under various state and federal antitrust laws by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices. These suits allege, in part, that the pharmaceutical manufacturers offered, and we and certain other PBMs knowingly accepted, rebates and discounts on purchases of brand-name prescription drugs in violation of the federal Robinson-Patman Act and the federal Sherman Act. The Robinson-Patman Act generally prohibits discriminatory pricing practices. The Sherman Act generally prohibits contracts and combinations that unreasonably restrain trade or facilitate monopolization of any part of interstate commerce. An adverse outcome in any of these lawsuits could require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to PBMs and managed care entities, to the extent that their respective abilities to influence market share are comparable. This practice, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability of certain discounts currently received in connection with our drug purchases. In addition, several lawsuits have been filed against some of our PBM competitors and us by certain retail pharmacies and pharmacy-supported interest groups alleging that PBM practices relating to maintaining retail pharmacy networks constitute antitrust violations under the Sherman Act. To the extent that we appear to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties. See Item 3, “Legal Proceedings” for further information.

Comprehensive PBM Regulation. Legislation seeking to regulate PBM activities in a comprehensive manner has been introduced in the District of Columbia and several states, including Maine. This legislation varies in scope and often contains provisions that (i) impose fiduciary duties upon PBMs to customers and plan participants; (ii) require PBMs to remit to customers or their plan participants all rebates, discounts and other amounts received by PBMs related to the sale of drugs; (iii) regulate product substitution and intervention; and/or (iv) impose broad disclosure obligations upon PBMs to customers and their plan participants. The Pharmaceutical Care Management Association (“PCMA”), a national trade association representing PBMs, has filed lawsuits seeking to overturn laws in the District of Columbia and Maine, and their implementation is presently enjoined. These legal proceedings are continuing, however, and it is not clear whether or to what extent the legislation will be implemented in its current form in either the District of Columbia or Maine.

Legislative initiatives seeking to regulate PBMs often have the support of associations representing community and independent pharmacists as well as national chain pharmacies. Such legislation, if enacted, could adversely impact the services we provide to our customers and the competitive pricing we are able to provide our customers to help them reduce their pharmacy benefit costs. In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy (“NABP”) an organization of state boards of pharmacy and the National Association of Insurance Commissioners (“NAIC”), an organization of state insurance regulators, have issued or are considering proposals to regulate PBMs and/or PBM activities, including formulary development and utilization management, and the NCQA is considering voluntary standards regarding these issues. While the actions of these quasi-regulatory organizations would not have the force of law, they may influence states to adopt their requirements or model acts or their recommended standards of practice. Moreover, any standards established by these organizations could also impact our health plan customers and/or the services we provide to them.

Consumer Protection Laws. The federal government and most states have consumer protection laws that have been the basis for investigations, lawsuits and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic substitution programs. In 2004, we received Civil Investigative Demands (“CIDs”) from a number of state attorneys general requesting information concerning our business practices pursuant to applicable state consumer protection laws. See Item 3, “Legal Proceedings” for further information concerning these investigations. At least two other PBMs have received similar requests for information, and one of these PBMs reached a settlement with certain states that had issued such requests.

Customer Audit. From time-to-time, we are subject to customer audits of our pharmacy benefit management services pursuant to certain provisions in our customer contracts that grant audit rights. These contract provisions are customary in PBM contracts, and the audits are typically conducted by or on behalf of our customers. Because some of our customer contracts are with state or federal governments, audits of these agreements are often regulated by the federal or state agencies responsible for administering federal or state benefits programs maintained by our customers. The audits generally focus on, among other things, compliance with the applicable terms of our customer contract and applicable legal requirements.

Disease Management Services Regulation. We provide customers with clinical services in the form of disease management programs for certain diseases, including asthma, diabetes, coronary artery disease and congestive heart failure. We employ nurses and other clinicians to develop and implement our disease management programs. All states regulate the practice of medicine and the practice of nursing. To our knowledge, no PBM has been found to be engaging in the practice of medicine or the practice of nursing by reason of its disease management services.

ERISA Regulation. The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), provides for comprehensive federal regulation of certain employee pension and health benefit plans, including self-funded corporate health plans that contract with us to provide pharmaceutical services. In general, we administer pharmacy benefit plans according to the plan design choices made by the sponsors of such health benefit plans. We do not believe that the conduct of our business subjects us to the fiduciary obligations of

ERISA, except when we have specifically contracted with a plan sponsor to accept limited fiduciary responsibility for claims processing and adjudication or for appeals of denials of claims for benefits. We are currently party to several lawsuits alleging that we act as a fiduciary, as such term is defined by ERISA, with respect to health benefit plans and that we have breached certain fiduciary obligations under ERISA. See Item 3, “Legal Proceedings” for further information concerning these lawsuits.

In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the healthcare anti-remuneration statutes discussed elsewhere in this Government Regulation section, and they do not contain the statutory and regulatory “safe harbor” exceptions included in other healthcare statutes. These provisions of ERISA are broadly written, and we cannot be certain of the extent to which they could be deemed applicable to the conduct of our business.

State legislation discussed in this Government Regulation section that may be applicable to us or to plan sponsors that are our customers may be preempted in whole or in part by ERISA. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings.

False Claims and Fraudulent Billing Statutes. A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant of these laws is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure reimbursement from a government-sponsored program. Some states have passed substantially similar acts. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” action. Such actions, which are discussed in more detail elsewhere in this Government Regulation section, are typically filed under seal pending a government review of the allegations and may remain secret from the named defendant for years.

In addition, the federal government has commenced numerous investigations of various pharmaceutical manufacturers, PBMs and healthcare providers in recent years with respect to false claims, fraudulent billing and related matters. The federal government has entered into settlement agreements with several companies in the pharmaceutical services industry following claims by the federal government that such parties violated the Federal False Claims Act by: (i) improperly marketing and pricing drugs; (ii) overstating the average wholesale prices of products; (iii) paying illegal remuneration to induce the purchase of drugs; and/or (iv) failing to accurately report “best price” under the Medicaid program.

FDA Regulation. The FDA generally has authority to regulate drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. In January 1998, the FDA issued draft guidance regarding its intent to regulate certain drug promotion and therapeutic substitution activities of PBM companies that are controlled, directly or indirectly, by drug manufacturers. The FDA effectively withdrew the draft guidance and has indicated that it would not issue new draft guidance. However, there can be no assurance that the FDA will not assert jurisdiction over certain aspects of our PBM business, including the Internet sale of prescription drugs or our communications with physicians concerning our PBM services.

The FDA also regulates the conduct of clinical trials for drugs, and the interpretation of the laws and regulations relating to the conduct of clinical trials is complex and sometimes subjective. In general, the sponsor of the drug product that is being studied, or the manufacturer that will have the right to market the drug product if it is approved by the FDA, has the responsibility to comply with the laws and regulations that apply to the conduct of the clinical trials. However, in providing certain clinical investigation services related to the conduct of clinical trials, we may assume some or all of the obligations related to the study of the drug.

Formulary Restrictions. A number of states have begun to regulate the administration of prescription drug benefits. For example, some states have passed laws mandating coverage for off-label uses of drug products where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states have begun to enact laws that regulate the development and use of formularies by insurers, MCOs and other third party payors. These laws have included requirements on the development, review and update of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members, and a process for allowing members to obtain non-preferred drugs without additional cost-sharing when they are medically necessary and are determined to be clinically appropriate. Additionally, the NAIC has developed a model law, the “Health Carriers Prescription Drug Benefit Management Model Act,” that addresses formulary regulation issues for risk-bearing entities regulated by state insurance commissioners. The Medicare Drug Benefit discussed elsewhere in this Government Regulation section also regulates how formularies are developed for, and administered to, beneficiaries of the Medicare Drug Benefit. To the extent that such legislation would be applicable to our business, increasing regulation of formularies by states could significantly affect our ability to develop and administer formularies on behalf of our insurer, MCO and other customers.

Licensure Laws. Many states have licensure or registration laws governing certain types of administrative organizations, such as insurance organizations, preferred provider organizations, third party administrators and companies that provide utilization review services. Several states also have licensure or registration laws governing the organizations that provide or administer consumer card programs (also known as cash card or discount card programs). The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBM companies often is unclear. We believe that we have registered or obtained licenses in every state in which such registration or licensure is required.

Mail Service Pharmacy Regulation. We are licensed to do business as a pharmacy in each state in which we operate a dispensing pharmacy. Many of the states into which we deliver prescription drugs have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. We believe that we have registered or obtained licenses for our pharmacies in every state in which such registration or licensure is required. Most states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located, although a few states require that the dispensing pharmacy follow the laws of the states into which prescription drugs are delivered.

We dispense prescription drugs pursuant to refill orders received through our Internet website, among other methods. Accordingly, we are subject to certain federal and state laws affecting on-line pharmacies. In addition, several states have proposed new laws to regulate on-line pharmacies, and federal regulation of on-line pharmacies by the FDA or another federal agency has also been proposed.

Other statutes and regulations may affect our mail service operations. For example, the Federal Trade Commission (“FTC”) requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail service orders within thirty days and to provide clients with refunds when appropriate. In addition, the United States Postal Service (“USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail. To date, however, the USPS has not exercised such statutory authority in any manner that adversely affects our mail service operations.

Managed Care Reform. Proposed legislation has been considered on both the federal and state level, and legislation has been enacted in several states, aimed primarily at providing additional rights and access to drugs to individuals enrolled in managed care plans. This legislation, if enacted, could impact the design and implementation of prescription drug benefit plans sponsored by our health plan customers and/or the services we provide to them. Some of these initiatives would, among other things: (i) require that health plan members have greater access to drugs not included on a plan’s formulary; (ii) give health plan members the right to sue their health plans for malpractice if they have been denied care; and (iii) mandate the content of the appeals or grievance process when a health plan member is denied coverage. Both the scope of the managed care reform proposals considered by Congress and state legislatures and reforms enacted by states to date vary greatly, and the scope of future legislation that may be enacted is uncertain.

Medicare Prescription Drug Benefit. The Medicare Prescription Drug, Improvement, and Modernization Act (“Medicare Drug Act”), which was enacted in 2003, creates a new, voluntary prescription drug benefit under the Social Security Act (“Medicare Drug Benefit”). Beginning in 2006, Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B will be eligible for the Medicare Drug Benefit. Regulations implementing the Medicare Drug Benefit were published in January 2005 and include, without limitation, requirements relating to developing and administering formularies and electronic prescribing standards. The Medicare Drug Act also requires that the FTC conduct a study regarding certain competitive aspects of PBM services and make recommendations regarding additional legislation that may be needed concerning the Medicare Drug Benefit. This study remains ongoing at this time, and we have provided information concerning our business as requested by the FTC. Because many significant aspects of the Medicare Drug Benefit have not yet been finalized, we are not able to fully assess the extent to which we may participate in administration of the Medicare Drug Benefit.

The Medicare Drug Act also established a voluntary, Medicare-endorsed prescription drug discount card program (“Medicare Card Program”), which took effect in June 2004 and will remain in place until completion of enrollment in the Medicare Drug Benefit in 2006. We have been approved by the Centers for Medicare and Medicaid Services (“CMS”) as sponsors of Medicare-endorsed discount card programs. With a number of our programs, we work with other organizations who lend their name and logo to the program and participate in marketing the program to Medicare beneficiaries who have established relationships with these organizations. We also have agreed to provide services to other discount card sponsors. Under our contract with CMS, we are required to offer our discount card for the entire term of the Medicare Card Program. In addition, the Medicare Card Program requires sponsors to arrange for the provision of drugs at a “negotiated price” to enrollees in the sponsor’s card program. The negotiated price generally reflects pricing discounts from pharmacies and pharmaceutical manufacturers. There is no certainty that the rebates, other forms of discounts or other concessions obtained from manufacturers and pharmacies are at levels sufficient to make our negotiated prices competitive throughout the duration of the Medicare Card Program or that our enrollment fees will be competitive. Sponsors, as part of their reporting to CMS, must identify the aggregate rebates, discounts and other price concessions received from manufacturers, pharmacies and other entities related to the discount card program and the estimated percentage of such amounts to be passed through to the enrollees as part of the negotiated price. We have no assurance that we will receive sufficient enrollment fees or other fees to cover the operational costs of the program.

Network Access Legislation. A majority of states now have some form of legislation affecting the ability to limit access to a pharmacy provider network or remove network providers. Certain “any willing provider” legislation may require us or our customers to admit a non-participating retail pharmacy if such retail pharmacy is willing and able to meet the plan’s price and other applicable terms and conditions for network participation. These laws vary significantly from state to state in regard to scope, requirements and application. ERISA plans and payors have challenged the application of such laws on the basis of ERISA preemption. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. In April 2003, the U.S. Supreme Court ruled that the State of Kentucky’s “any willing provider” law is not preempted by ERISA as it relates to certain activities of MCOs to maintain limited provider networks. The application of this decision to any willing provider laws of other states is uncertain. To the extent any willing provider laws are determined to apply to us or to certain of our customers or to the retail, mail or specialty pharmacy networks our customers have selected, such laws could negatively impact the economic benefits achievable through a limited pharmacy provider network.

“Due process” legislation may prohibit the removal of a provider from a pharmacy network except in compliance with certain procedures. Other legislation may prohibit days’ supply limitations or copayment differentials between mail service and retail pharmacy providers.

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

State pharmacy laws generally require compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority. Such standards often address the qualifications of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. State controlled substance laws may also require licensure or registration with the state pharmacy licensing authority or other regulatory body. We believe we have registered our pharmacies in every state in which such registration is required. Pharmacists employed by each pharmacy must also satisfy applicable state licensing requirements. Several states require that we employ a pharmacist licensed in that state. Also, pharmacy technicians must comply with applicable state registration requirements or, in some states, licensure. In addition, our 18 JCAHO-accredited Specialty Pharmacies must maintain certain quality and other standards to retain this accreditation.

Plan Design Legislation. Some states have enacted legislation that prohibits a health plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states have adopted “freedom of choice” legislation, which provides that members of a plan: (i) may not be required to use network providers but must instead be provided with benefits even if they choose to use non-network providers or (ii) provide that a plan participant may sue his or her health plan if care is denied. Various states have enacted, or have considered enacting, legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to us, but it may apply to certain of our customers (generally, MCOs and health insurers). If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable by our customers through PBMs. Additionally, in late 2000, the Equal Employment Opportunity Commission issued a decision holding that two ERISA plans discriminated in violation of Title VII of the Civil Rights Act of 1964 by failing to cover oral contraceptives when other preventive medications were covered. As with legislation imposing plan design mandates, this decision may apply to certain of our customers and could have the effect of limiting the economic benefits achievable through pharmacy benefit management if it is applied broadly.

Other states have enacted legislation purporting to prohibit health plans not covered by ERISA from requiring or offering members financial incentives for use of mail service pharmacies. To date, there have been no formal administrative or judicial efforts to enforce any such laws, and it is not clear how such enforcement might impact health plans with which we do business.

Privacy and Confidentiality Legislation. Many of our activities involve the receipt, use and disclosure by us of confidential health information, including disclosure of the confidential information to a participant’s health benefit plan, as permitted in accordance with applicable federal and state privacy laws. In addition, we use and disclose de-identified data for analytical and other purposes. The final Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy rule, which was issued in December 2000, and with which compliance was required by most covered entities by April 2003, imposes extensive requirements on the way in which health plans, most healthcare providers, healthcare clearinghouses and their business associates use and disclose protected health information (“PHI”). This final privacy rule gives individuals the right to know how their PHI is used and disclosed, the right to request restrictions on how PHI may be used or disclosed and the right of access to certain other information concerning disclosures of PHI. Covered entities, such as pharmacies, are required to provide a written Notice of Privacy Practices to individuals that describes how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, healthcare operations or certain public policy purposes, the rule generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. Criminal penalties and civil sanctions may be imposed for failing to comply with standards issued pursuant to HIPAA.

In addition to the federal health information privacy regulations described above, most states have enacted healthcare information confidentiality laws, which limit the disclosure of confidential medical information. The final privacy rule under HIPAA does not preempt state laws regarding health information privacy that are more restrictive than HIPAA.

In August 2000, HHS also issued, pursuant to HIPAA, final regulations establishing transaction standards and code sets for the electronic transmission of healthcare information. These regulations, for which compliance was generally required for most covered entities by October 2002, impose national, uniform standards that must be used by healthcare providers, healthcare clearinghouses, health plans and their business associates that conduct certain healthcare transactions electronically. The final regulations also mandate the use of certain code sets in connection with the standard transactions. In February 2003, HHS issued final regulations pursuant to HIPAA that govern the security of PHI (the “Security Standards”). The Security Standards impose extensive additional administrative, physical, and technical requirements on health plans, most healthcare providers, healthcare clearinghouses and their business associates regarding the availability, confidentiality and integrity of electronic PHI. The compliance date for the Security Standards for most covered entities is April 21, 2005. We are taking appropriate steps to comply with the Security Standards, including making certain changes to our information systems and business practices, and we believe that we will be in compliance by April 21, 2005.

Reimbursement. A portion of our net revenue is derived directly from Medicare, Medicaid and other government sponsored healthcare programs, and we are therefore subject to, among other laws and regulations, federal and state anti-remuneration laws, the Stark Law and/or federal and state false claims laws. Sanctions for violating these federal and/or state laws may include, without limitation, criminal and civil penalties and exclusion from participation in Medicare, Medicaid and other government healthcare programs. Also, we provide products and services to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government sponsored healthcare programs.

The federal government and numerous state governments have given increased attention to how pharmaceutical manufacturers develop and report pricing information, which, in turn, is used in setting payments under the Medicare and Medicaid programs. One element common to most payment formulas, Average Wholesale Price (“AWP”), has come under criticism for allegedly inaccurately reflecting prices actually charged and paid at the wholesale level. The federal government and state governments are currently investigating the calculation and reporting of AWP for Medicare and Medicaid reimbursement. In the OIG Guidance, the OIG stated that a pharmaceutical manufacturer’s purposeful manipulation of AWP to increase its customers’ profits by increasing the amount that federal healthcare programs reimburse its customers implicates the federal anti-remuneration law. Several states have filed lawsuits against pharmaceutical manufacturers alleging that they illegally inflated actual prices for prescription drugs. In addition, class action lawsuits have been brought by consumers against pharmaceutical manufacturers alleging overstatement of AWP. We are not responsible for such calculations, reports or payments; however, there can be no assurance that our ability to negotiate discounts from drug manufacturers will not be materially adversely affected by such investigations or lawsuits in the future.

The federal government has also entered into settlement agreements with several drug manufacturers relating to the calculation and reporting of AWP pursuant to which the drug manufacturers, among other things, have agreed to report new pricing information, the “average sales price,” to government healthcare programs. The average sales price is calculated differently than AWP. In addition, the Medicare Drug Act uses “average sales price” as a payment methodology for drugs and biologicals applicable to physicians participating in the Medicare program under certain circumstances. Changes in the reporting of AWP or in the basis for calculating reimbursement proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of drugs by Medicaid and Medicare, could impact our pricing to customers and other payors and could impact our ability to negotiate discounts with manufacturers, wholesalers or retail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive from Medicare or Medicaid programs for drugs covered by such programs and from MCOs that contract with government health programs to provide prescription drug benefits.

Further, the federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs purchased by state Medicaid programs. Manufacturers of brand name products must provide a rebate equivalent to the greater of: (a) 15.1% of the “average manufacturer price” (“AMP”) paid by wholesalers for products distributed to the retail pharmacy class of trade or (b) the difference between AMP and the “best price” available to essentially any customer other than the Medicaid program, with certain exceptions. Investigations have been commenced by certain governmental entities that question whether “best price” was properly calculated, reported and paid by the manufacturers to the Medicaid programs. We are not responsible for such calculations, reports or payments. There can be no assurance, however, that our ability to negotiate rebates from drug manufacturers will not be materially adversely affected by such investigations in the future.

In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe that we can service our current Medicaid customers through our existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs.

Some states have adopted legislation and regulations requiring that a pharmacy participating in the state Medicaid program give the state the “best price” that the pharmacy makes available to any third-party payor. These requirements are sometimes referred to as “most favored nation pricing” payment systems. Other states have enacted “unitary pricing” legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. A number of states have also recently introduced legislation seeking to control drug prices through various statutory limits, rebates or discounts extending to one or more categories of the state’s population.

Reimportation. The Medicare Drug Act amended the Food, Drug and Cosmetic Act by providing that the FDA should promulgate rules that would permit pharmacists and wholesalers to import prescription drugs from Canada into the United States under certain circumstances. However, the FDA must certify to Congress that this program will not pose any additional risk to the public’s health and safety and that it will result in a significant cost reduction. This section of the Medicare Drug Act is effective only if the FDA gives its certification, and the FDA has refused to provide such a certification when requested to do so in the past. We have no assurance that the FDA will not change its position and permit the importation of drugs from Canada in the future or that new legislation or regulations will not permit the importation of drugs from the European Union or other countries in the future.

Self-Referral Laws. The federal law commonly known as the “Stark Law” prohibits a physician from referring Medicare or Medicaid beneficiaries for “designated health services” (which include, among other things, outpatient prescription drugs, home health services and durable medical equipment and supplies) to an entity with which the physician or an immediate family member of the physician has a “financial relationship” and prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and Medicare and Medicaid program exclusion. The Stark Law contains certain statutory and regulatory exceptions for physician referrals and physician financial relationships. In 1995, CMS (then known as the Health Care Financing Administration), published final regulations under the Stark Law, which provide some guidance on interpretation of the scope and exceptions of the Stark Law. In addition, CMS has released “Phase I” of the Stark Law final regulations that became effective, for the most part, on January 4, 2002, and “Phase II” of the Stark Law final regulations that became effective on July 26, 2004, which describe the parameters of the statutory exceptions in more detail and set forth additional exceptions. We do not believe that we receive any referrals from any physician who has (or whose immediate family member has) a financial relationship with us that, under the Stark Law and related regulations, would bar the physician from making referrals to us or bar the presentation of any claim based on such referrals.

State statutes and regulations also prohibit payments for the referral of individuals from or by physicians to healthcare providers with whom the physicians have a financial relationship. Some of these state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or healthcare provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark Law and vary significantly from state to state. The laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies.

State Insurance Laws. Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing pharmacy benefits, laws in various states may regulate the PBM. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws and laws governing MCOs and limited prepaid health service plans. We currently have no capitated or other contracts under which we are at material financial risk to provide pharmacy benefits. In those contracts under which we have assumed limited risk under performance guarantees or similar arrangements, we believe that we are in material compliance with all applicable laws and regulations.

Some states have laws that prohibit submitting a false claim or making a false record or statement in order to secure reimbursement from an insurance company. These state laws vary, and violation of them may lead to the imposition of civil or criminal penalties. Additionally, several states have passed legislation governing the prompt payment of claims that requires, among other things, that health plans and payors pay claims within certain prescribed time periods or pay specified interest penalties. These laws vary from state to state in regard to scope, requirements and application, and it is not clear the extent to which they may apply to our customers or to us. Certain health plans and payors may be exempt from such laws on the basis of ERISA preemption, but the scope of ERISA preemption is unclear.

State Prescription Drug Assistance Programs. Many states are also considering establishing or expanding state drug assistance programs that would increase access to drugs by those currently without coverage. We are not able to assess at this time whether any of these state proposals will be enacted, how they would address drug cost, how they would coordinate with the Medicare Drug Act, how they would address the coordination of benefits with other coverage or what the role of PBMs would be, nor can we assess any impact such a benefit would have on the decision of any of our clients to offer a prescription drug benefit.

Whistleblower Statutes. Certain federal and state laws, including the Federal False Claims Act, contain provisions permitting the filing of qui tam or “whistleblower” lawsuits alleging violations of such laws. Whistleblower provisions allow private individuals to bring lawsuits on behalf of the federal or state government alleging that the defendant has defrauded the government, and there is generally no minimum evidentiary or legal threshold required for bringing such a lawsuit. These lawsuits are typically filed under seal with the applicable federal or state enforcement authority, and such authority is required to review the allegations made and to determine whether it will intervene in the lawsuit and take the lead in the litigation. If the government intervenes in the lawsuit and prevails, the whistleblower plaintiff filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the lawsuit, the whistleblower plaintiff may pursue the action independently. Because a qui tam lawsuit typically is filed under seal pending a government review of the allegations, the defendant generally may not be aware of the lawsuit until the government determines whether or not it will intervene or until the lawsuit is otherwise unsealed, a process which may take years.

We believe that we are in material compliance with existing laws and regulations applicable to our business. We have implemented standard operating procedures, internal controls and a compliance and integrity program designed to ensure such compliance, and we monitor legislative and judicial developments that could impact our business practices to ensure future compliance.

We can give no assurance, however, that our operating results and financial condition will not be materially adversely affected, or that we will not be required to materially change our business practices, based on: (i) future enactment of new healthcare or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, including the laws and regulations described in this Government Regulation section, as they may relate to our business or the PBM industry; (iii) pending or future federal or state governmental investigations of our business or the PBM industry; (iv) institution of government enforcement actions against us; (v) adverse developments in any pending qui tam lawsuit against us, whether sealed or unsealed, or in any future qui tam lawsuit that may be filed against us; or (vi) adverse developments in other pending or future legal proceedings against us or affecting the PBM industry.

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

Employees

As of December 31, 2004, we employed a total of 11,133 people. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

Item 2. Properties

We lease the real property used in our business, with the exception of the owned pharmacies noted below. Our corporate headquarters are located in Nashville, Tennessee, and we have large corporate offices in Scottsdale, Arizona; Northbrook, Illinois and Irving, Texas. Our primary information systems support facilities are located in Scottsdale, Arizona; Bannockburn, Illinois and Richardson, Texas. We conduct our PBM operations from the following primary locations:

Mail Service Pharmacies	Call Centers
Birmingham, Alabama (owned)	Scottsdale, Arizona
Phoenix, Arizona	Mather, California
Miramar, Florida	Lee’s Summit, Missouri
Mount Prospect, Illinois	Knoxville, Tennessee
Wilkes-Barre, Pennsylvania	Richardson, Texas
Fort Worth, Texas	San Antonio, Texas
San Antonio, Texas (owned)

Our FDA-regulated repackaging facility is located in Vernon Hills, Illinois. We also have 21 smaller Specialty Pharmacies (one of which is owned) located across the United States to support delivery of certain medications to individuals with chronic or genetic diseases and disorders.

Item 3. Legal Proceedings

As a participant in the healthcare industry, our business operations are subject to complex federal and state laws and regulations and enforcement by federal and state governmental agencies as described in Item 1, “Business—Government Regulation.” We are subject to various lawsuits and governmental investigations relating to our continuing PBM operations and to various lawsuits relating to our discontinued PPM and contract services operations. Legal actions involving us include, without limitation, business disputes, contract disputes, employment disputes and professional liability claims.

In December 2004, Caremark filed a complaint in the United States District Court for the Middle District of Tennessee in Nashville for declaratory and injunctive relief against TennCare, the State of Tennessee’s managed health care program. TennCare provides healthcare coverage to individuals eligible for Medicaid benefits and other uninsured or uninsurable individuals. The complaint seeks a declaration that certain pharmacy benefit plan limitations, including timely filing requirements, pharmacy network limitations and pharmacy benefit card presentation requirements, are enforceable with respect to claims submitted to Caremark by TennCare for reimbursement by pharmacy benefit plans administered by Caremark. Caremark filed this action because issues have been raised by the State of Tennessee, five other states and CMS concerning how the Company is adjudicating Medicaid third-party liability claims that have been paid by the respective state’s Medicaid program when the beneficiary also had coverage under a pharmacy benefit plan administered by Caremark. In the initial case management order released by the court as of February 22, 2005, the court disclosed the existence of a qui tam action filed under seal approximately six years ago in the United States District Court for the Western District of Texas. According to statements made by the United States Department of Justice during the scheduling conference which preceded the case management order, the Department of Justice indicated that it intends to request that the Nashville District Court dismiss the case brought by Caremark or transfer it to the Western District of Texas so that the issues raised in the Caremark action may be addressed in the qui tam action filed in Texas. We have not seen a copy of the qui tam complaint reported to be on file in Texas. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. We have been providing information requested by the United States Department of Justice and several of the other states mentioned.

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

In July 2004, Caremark Rx and Caremark were served with a purported private class action lawsuit that was filed by Robert Moeckel, on behalf of the John Morrell Employee Benefits Plan, in the United States District Court for the Middle District of Tennessee alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined by ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. This lawsuit, which is similar to the Bickley and Dolan actions described below and other pending litigation filed against other PBM companies, seeks unspecified monetary damages and injunctive relief. Caremark Rx and Caremark have filed motions seeking the complete dismissal of this action on various grounds. In January 2005, a hearing was held on the motions, but the court has not yet issued a ruling on the pending motions.

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

In January 2003, a sealed qui tam action was filed by relators Michael Fowler and Peppi Fowler, two pharmacists then employed by Caremark, purportedly as private attorneys general acting on behalf of the State of Florida, the State employees’ pharmacy benefits plan and plan members. The lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the Florida False Claims Act. The State of Florida indicated in July 2003 that it would not intervene in the lawsuit, and the lawsuit was unsealed in November 2003. In March 2004, Caremark filed a lawsuit for damages and attorneys’ fees and costs alleging that the Fowlers had unlawfully misappropriated and disclosed to third parties documents containing confidential patient health information in violation of the privacy protections found in various state and federal laws and seeking a court order directing that they return the misappropriated documents to Caremark. Caremark’s complaint was subsequently amended to include allegations that the Fowlers and at least one other member of their family had fraudulently obtained, and unlawfully filled, refilled, and distributed, prescriptions for pharmaceuticals. In June 2004, the State of Florida filed a Motion to Intervene in the qui tam action, in which motion the State sought to replace the Fowlers in litigating the lawsuit. The Circuit Court of Leon County, Florida, Second Circuit, denied the State’s Motion to Intervene. Discovery in the qui tam lawsuit filed by the Fowlers is continuing. On January 16, 2005, the Chicago Tribune reported that the Illinois Attorney General issued a subpoena to the attorney representing the Fowlers in the Florida lawsuit for documents and depositions relating to the Florida lawsuit. The Chicago Tribune reported that the request for documents was related to a qui tam action that has been filed in the State of Illinois. We have not seen a copy of the qui tam complaint allegedly on file in Illinois. We have been providing information requested by the Illinois Attorney General’s office. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit.

In October 2003, Caremark Rx was served with a purported class action lawsuit filed by John Lauriello in the Circuit Court of Jefferson County, Alabama. The lawsuit was filed on behalf of a purported class of persons who were participants in the 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. Also named as defendants are several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. Alternatively, the lawsuit seeks to re-open the judgment approving the 1999 settlement. After the Court overruled the defendants’ joint motion to dismiss in July 2004, the defendants filed their answers, which, among other things, denied all of the material allegations of the complaint. The parties then filed pleadings setting out their respective positions as to how this case should proceed. In January 2005, the court signed an order on class certification that, among other things, held that this case will proceed as a class action and set out a schedule for challenging the adequacy of John Lauriello to serve as class representative, as well as the appointment of Lauriello’s lawyers to act as class counsel. The defendants have asked the trial court to stay all discovery and deadlines in the case while they pursue available appellate remedies.

In November 2003, a second class action lawsuit was filed by Frank McArthur in the Circuit Court of Jefferson County, Alabama arising out of the same 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. This lawsuit also was filed on behalf of a purported class of persons who were participants in the 1999 settlement, and named as defendants Caremark Rx, several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement, and a number of lawyers and law firms involved in negotiating and securing the approval of the 1999 settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. In December 2003, John Lauriello, the plaintiff in the lawsuit described above, filed a motion to intervene and a motion to dismiss, abate or stay this lawsuit on the grounds that it was a duplicative, later-filed, class action complaint. In January 2004, Caremark Rx and the other defendants filed their own motion to abate, dismiss or stay the lawsuit as a later-filed class action that is substantially similar to the Lauriello lawsuit. The defendants’ motion to stay was granted by the court, and the lawsuit was transferred to an Administrative Docket where it will be reviewed every ninety (90) days. In February 2005, the plaintiffs in the stayed McArthur case filed motions in the Lauriello case seeking to intervene in that litigation and asking for the right to challenge the adequacy of John Lauriello as class representative and his lawyers as class counsel. The court heard argument on the intervention motions and has set out a schedule for completing the briefing on certain of the issues raised in the McArthur plaintiffs’ pleadings.

In October 2003, Caremark Rx, Caremark and AdvancePCS were served with a purported class action complaint filed against them and two PBM competitors in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The plaintiffs twice amended and restated their class action complaint, most recently asserting two claims under a single count purportedly arising under Section 1 of the Sherman Act. The court granted a motion filed by Caremark Rx and Caremark to transfer venue to the United States District Court for the Northern District of Illinois pursuant to the terms of the pharmacy services agreements between Caremark and the plaintiffs. The court also granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The case against Caremark Rx and Caremark is in the initial stages of discovery. The plaintiffs are seeking three times actual money damages and injunctive relief enjoining the alleged antitrust violations.

In August 2003, AdvancePCS was served with a purported class action brought by Bellevue Drug Co., Robert Schreiber, Inc., d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co., d/b/a Parkway Drugs #4, on behalf of themselves and all others similarly situated, and the Pharmacy Freedom Fund and the National Community Pharmacists Association, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege antitrust violations under Section 1 of the Sherman Act arising from AdvancePCS’s establishment of network rates for retail pharmacies. The plaintiffs seek for themselves and the purported class three times actual money damages and injunctive relief enjoining the alleged antitrust violations. The court granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The plaintiffs have moved for reconsideration of the court’s decision or to have the decision certified for an immediate appeal. The plaintiffs’ motion is pending.

In March and April of 2003, AdvancePCS, and subsequently Caremark Rx and Caremark, were served with a complaint by an individual named Robert Irwin. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. Discovery is currently stayed pending a court determination of whether the case should be dismissed based on recent changes in applicable law that restrict a party’s ability to bring lawsuits under California’s unfair competition law.

In March 2003, AdvancePCS, Caremark Rx and Caremark were served with a purported representative action filed by American Federation of State, County & Municipal Employees, a labor union comprised of numerous autonomous local unions and affiliations. Other PBM companies are also named as defendants in this lawsuit. The lawsuit alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to rebates, pricing, formulary management and mail order services. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. This case has been coordinated with the Irwin case described above before a single judge in Los Angeles County. Based on recent changes in applicable law that restrict a party’s ability to bring lawsuits under California’s unfair competition law, the plaintiff has entered into a stipulation for entry of a judgment, which would dismiss the case against the defendants with prejudice, subject to the right of appeal. After the plaintiff entered into the stipulation, different California Courts of Appeal issued conflicting published opinions about the effect of the change in the law, and the plaintiff has asked the court for permission to withdraw its stipulation. The case is currently stayed pending the court’s decision on how to proceed in light of the uncertain effect of the change in the law.

In April 2002, Caremark Rx was served with a purported private class action lawsuit that was filed by Roland Bickley, on behalf of the Georgia Pacific Corporation Life, Health and Accident Plan, in the United

States District Court, Central District of California alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In August 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx was subsequently served in May 2002 with a virtually identical lawsuit, containing the same types of allegations, which was filed by Mary Dolan, on behalf of Wells Fargo Health Plan, and also filed in the United States District Court, Central District of California. In December 2002, this case was also ordered transferred to the United States District Court, Northern District of Alabama. Both of these lawsuits were amended to name Caremark as a defendant, and Caremark Rx was dismissed from the second case filed. These lawsuits, which are similar to the Moeckel case described above, the pending Glanton and Mulder litigation filed against AdvancePCS (described below) and similar litigation involving other PBM companies, seek unspecified monetary damages and injunctive relief. Caremark Rx and Caremark, as applicable, filed motions seeking the complete dismissal of both of these actions on various grounds. In December 2004, the court presiding over the Bickley matter entered an order dismissing that case in its entirety with prejudice, finding that the plaintiff lacked standing, had failed to exhaust his administrative remedies and that Caremark was not a fiduciary under ERISA as to the plaintiff. In January 2005, Bickley filed a Motion to Alter or Amend the court’s order seeking only to limit the bases upon which the Court dismissed the case. In February 2005, the court denied Bickley’s Motion to Alter or Amend the court’s order of dismissal. The Dolan motion to dismiss remains pending before the court.

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

In March 1998, PCS Health Systems, Inc., a subsidiary of PCS Holding Corporation, which was acquired by Advance Paradigm (now known as AdvancePCS) in October 2000, was served with a purported class action lawsuit filed by Ed Mulder in the United States District Court of the District of New Jersey. The lawsuit alleges that PCS Health Systems, Inc. acts as a fiduciary, as that term is defined in ERISA, and has breached certain purported fiduciary duties under ERISA. The plaintiff is seeking injunctive relief and monetary damages in an unspecified amount. The plaintiff purported to represent a nation-wide class consisting of all members of all ERISA plans for which PCS Health Systems, Inc. provided PBM services during the class period. AdvancePCS opposed certification of this class, and in July 2003 the court entered an order certifying a more limited class comprised only of members of those ERISA plans for which PCS Health Systems, Inc. provided services under its contract with a single MCO for a limited time period. Discovery in this lawsuit is proceeding. In October 2004, AdvancePCS filed a motion for summary judgment. The motion is currently pending before the court.

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

In 1993, independent and retail chain pharmacies separately filed a series of antitrust lawsuits, including a class action lawsuit, against brand name pharmaceutical manufacturers, wholesalers and PBM companies. The cases included claims for purported violations of Section 1 of the Sherman Act as well as the Robinson-Patman Act and sought three times actual money damages and injunctive relief enjoining the alleged antitrust violations. Caremark was named as a defendant in one of the counts contained in a number of the lawsuits brought by certain independent pharmacies in 1994, but was not named in the class action or in the separate actions brought by chain pharmacies and was not a party to any claims under Section 1 of the Sherman Act. The cases with claims against Caremark charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from pharmaceutical manufacturers in violation of the Robinson-Patman Act. The cases with claims against Caremark were first transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings and were originally stayed in 1995 along with all of the Robinson-Patman Act claims against the pharmaceutical manufacturers and other PBMs, except for certain “test” claims against certain brand name pharmaceutical manufacturers that proceeded through discovery. Following a trial of the class action price fixing claims brought against the pharmaceutical manufacturers under Section 1 of the Sherman Act, the substantial majority of the cases remaining in the multidistrict litigation, including those with claims against Caremark, were subsequently transferred to the United States District Court for the Eastern District of New York for further proceedings while a limited number of cases remained in the United States District Court for the Northern District of Illinois. Numerous settlements among the parties other than Caremark have been reached, and all claims in the litigation under Section 1 of the Sherman Act against other parties have been settled or resolved. The Robinson-Patman Act “test” claims that had proceeded through discovery were among the cases transferred to the United States District Court for the Eastern District of New York and likely will proceed to summary judgment or trial before the stay of proceedings against Caremark and the other brand name pharmaceutical manufacturers and PBMs facing Robinson-Patman Act claims is lifted. Caremark cannot anticipate when the stay might be lifted The cases involving claims against Caremark that had remained in the United States District Court for the Northern District of Illinois have been dismissed.

We believe that our business practices are in material compliance with all applicable laws and regulations and that we have meritorious defenses to the claims of liability or for damages in the actions that have been made against us; however, there can be no assurance that pending lawsuits or investigations will not have a disruptive effect upon the operations of our business, that they will not consume the time and attention of our senior management, or that their resolution, individually or in the aggregate, will not have a material adverse effect on our operating results and financial condition or potentially cause us to make material changes to our current business practices. We intend to vigorously defend each of our pending lawsuits and to cooperate with any pending governmental investigations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our stockholders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “CMX.” The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for each quarter of the two-year period beginning January 1, 2003.

	High	Low
2004
First Quarter	$34.19	$23.50
Second Quarter	35.31	30.50
Third Quarter	32.94	27.56
Fourth Quarter	39.95	28.29

2003
First Quarter	$19.64	$16.20
Second Quarter	26.34	16.75
Third Quarter	27.70	21.10
Fourth Quarter	27.92	21.90

On February 28, 2005, the closing sale price of our common stock on the NYSE was $38.28, and there were 15,230 holders of record.

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

During the three months ended December 31, 2004, we repurchased shares of our common stock, $0.001 par value per share, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Since Inception	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
Balance at September 30, 2004 (3)			13,502,800	$376,924,459
October 2004	4,354,800	$29.24	17,857,600	$249,604,651
November 2004	300,000	$35.28	18,157,600	$239,021,846
December 2004	—	$—	18,157,600	$239,021,846

Total	4,654,800	$29.63	18,157,600	$239,021,846

(1)	Dollar amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended December 31, 2004. The average price paid per share for all repurchases made under our publicly announced plan from its inception through December 31, 2004, was $28.14.

(2)	On July 1, 2002, we announced that we had adopted a plan to purchase up to $150 million of our common stock on the open market. On July 20, 2004, we announced that we had raised the authorized repurchases under this plan to $750 million.

Our stock repurchase plan does not have a set expiration date, and repurchases under the plan will be made at times and in amounts as our management deems appropriate. In February 2005, the Company repurchased an aggregate of 750,000 shares of its common stock under this plan at an average price per share of approximately $38.57. As of February 28, 2005, the Company could spend approximately $210.1 million for additional share repurchases under this plan.

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

	Year Ended December 31,
	2004 (1)	2003	2002 (2)	2001	2000
	(in thousands, except per share amounts)
Statement of Operations data:
Net revenue	$25,801,121	$9,067,291	$6,805,348	$5,614,029	$4,427,945

Income from continuing operations	$600,309	$290,838	$828,797	$190,545	$104,695
Loss from discontinued operations	—	—	(37,503)	—	(268,000)

Net income (loss)	600,309	290,838	791,294	190,545	(163,305)
Preferred security dividends	—	—	(9,913)	(13,217)	(13,250)

Net income (loss) to common stockholders	$600,309	$290,838	$781,381	$177,328	$(176,555)

Average number of common shares outstanding—basic	411,175	257,925	234,222	224,740	206,042

Average number of common shares outstanding—diluted	420,296	264,781	263,305	262,237	214,025

Earnings per common share—basic:
Income from continuing operations	$1.46	$1.13	$3.50	$0.79	$0.44

Loss from discontinued operations	$—	$—	$(0.16)	$—	$(1.30)

Net income (loss) to common stockholders	$1.46	$1.13	$3.34	$0.79	$(0.86)

Earnings per common share—diluted:
Income from continuing operations	$1.43	$1.10	$3.15	$0.73	$0.43

Loss from discontinued operations	$—	$—	$(0.14)	$—	$(1.25)

Net income (loss) to common stockholders	$1.43	$1.10	$3.01	$0.73	$(0.82)

Balance Sheet data (as of December 31):
Cash and cash equivalents	$1,078,803	$815,328	$306,804	$159,066	$2,352
Working capital (deficiency) (3)	455,490	882,616	348,640	(31,403)	(181,910)
Total assets	12,309,734	2,473,628	1,912,740	873,671	685,536
Long-term debt (net of current portion) (3)	450,000	693,125	695,625	695,625	733,347
Convertible preferred securities	—	—	—	200,000	200,000
Total stockholders’ equity (deficit)	7,539,717	640,638	257,693	(772,467)	(969,064)

(1)	The Statement of Operations data for 2004 includes the results of operations of AdvancePCS from March 24, 2004 through December 31, 2004. Both the Statement of Operations data for 2004 and the Balance Sheet data at December 31, 2004 were significantly impacted by the AdvancePCS Acquisition.

(2)	The 2002 period includes amounts related to adjustment of our deferred income tax asset valuation allowance. This adjustment resulted in the recognition of: (a) a $520 million deferred tax benefit included in income from continuing operations and related statement of operations line items; (b) a current deferred income tax asset of approximately $202 million included in working capital; (c) a $413 million long-term deferred tax asset included in total assets and (d) a direct increase to stockholders’ equity of approximately $69.5 million.

(3)	Reflects the repayment of our $147 million term loan on February 18, 2005, and our intent to repurchase the remaining $1.6 million of AdvancePCS Senior Notes at 104.25% of face value on April 1, 2005.

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

Overview

We are one of the largest pharmaceutical services companies in the United States. On March 24, 2004, we completed our previously-announced acquisition of AdvancePCS. See Item 1, “Business—Development of Business” for further information about this acquisition.

Our pharmaceutical services are generally referred to as pharmacy benefit management, or “PBM,” services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. We generate our net revenue primarily from dispensing prescription drugs, either directly through our mail service pharmacies or indirectly through our network of third-party retail pharmacies, and through providing certain other services, including disease management, health benefits management and data access to our customers, which are primarily employers, unions, government employee groups, insurance companies, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. Our net revenue represents amounts earned from both our customers and the participants in our customers’ health benefit plans and includes copayments paid by participants both to us, for mail service prescriptions, and to the third-party pharmacies in our retail network, for most retail prescriptions. Our net revenues reflect the effects of any discounts provided to our customers. See Note 2, “Summary of Significant Accounting Policies—Revenue Recognition” to our audited consolidated financial statements contained in this Annual Report on Form 10-K for detailed information concerning our revenue recognition policies.

We generate cost savings for our customers primarily by negotiating for the discounted purchase of pharmaceutical products dispensed to their participants. We purchase pharmaceutical products from, and negotiate various forms of discounts from established list prices with, pharmaceutical manufacturers, pharmaceutical wholesalers and retail pharmacies. When we purchase pharmaceutical products directly from their manufacturer, as is typically the case with generic and biotech products, we generally receive any negotiated discount at the time of purchase. When we purchase pharmaceutical products indirectly (e.g. through a wholesaler or from a retail pharmacy at the point-of-dispensing), as is typically the case with brand-name, non-biotech products, we generally receive a discount from the vendor and, in many cases, the product’s manufacturer. In these cases, the vendor discount is received at the time of purchase; however, the manufacturer discount is received after the product is dispensed. Our cost of revenues reflects the effects of these discounts.

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

We dispense prescription drugs on behalf of our customers through our seven large, automated mail service pharmacies and our 21 smaller regional Specialty Pharmacies. We also maintain a nationwide network composed of over 57,000 retail pharmacies with which we have contracted to purchase pharmaceuticals for immediate delivery to our customers’ participants.

Critical Accounting Estimates

Income taxes. We had total federal and state income tax net operating loss, or NOL, carryforwards available to offset future taxable income of approximately $766 million as of December 31, 2004. These NOL carryforwards were primarily generated from losses incurred in our discontinued PPM business.

Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with these NOL carryforwards if it is “more likely than not” that we will not be able to utilize them to offset future taxes. Due to the size of the NOL carryforwards in relation to our history of unprofitable operations and to uncertainties surrounding our discontinued operations, we did not recognize any of this net deferred tax asset for financial reporting purposes until 2002.

In the fourth quarter of 2002, management concluded that it is more likely than not that we will realize a significant portion of the NOL carryforwards. Upon reaching this conclusion, we recorded the estimated realizable value of the deferred tax asset and have provided for income taxes at a rate equal to our combined federal and state effective rates, which approximated 40% in 2003, 39.8% in 2004 and is expected to approximate 39.5% in 2005, rather than the 7.5% rate previously used. Due to the complexity of our discontinued operations divestiture, the fact that NOLs can be audited well beyond a normal three-year statutory audit period and the inherent uncertainty of estimates of future taxable income, the amount of the NOLs which may ultimately be utilized to offset future taxable income may vary materially from our estimates. We have established a reserve for tax-related contingencies based on our estimates of the amount of benefit from these NOLs that we may ultimately be unable to realize due to factors other than estimates of future taxable income. Subsequent revisions to the estimated realizable value of the net deferred tax asset or the reserve for NOL-related contingencies may cause our provision for income taxes to vary significantly from period to period, although our cash tax payments will remain unaffected until the NOLs are utilized. We expect to utilize the majority of the benefit of the NOLs in 2005, excluding NOLs in certain states in which we do not expect to be able to utilize the NOLs prior to their expiration. A valuation allowance related to these state NOLs of approximately $24 million was included in our net deferred tax asset at December 31, 2004.

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

The most significant contingencies to which we are exposed, other than the tax-related contingencies discussed above, relate to damages sought by claimants under various lawsuits and investigations. The specific cases for which we believe it may be at least reasonably possible that we have incurred a loss are discussed further at Item 3, “Legal Proceedings” and in the notes to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

Probability estimates related to the anticipated outcomes of lawsuits/investigations and to the amounts of damages which may ultimately be awarded are inherently uncertain. We have made our estimates based on all available facts and circumstances existing as of the date such estimates were made. Although these estimates have been made based on our prior experience with litigation/investigations, our knowledge of the details of each case, and, in many cases, our consultation with external legal counsel, the actual outcome of pending litigation and investigations could differ materially from our estimates.

Accounts Receivable Valuation Allowances. We are exposed to credit losses from accounts receivable that are recorded as assets in our financial statements but may ultimately be uncollectible and to adjustments to accounts receivable based on contractual interpretations and claims audits. We perform detailed analysis of accounts receivable and related data on a monthly basis and have attempted to allow for expected adjustments based on our past experience with similar accounts receivable. We believe our accounts receivable valuation allowances to be adequate; however, it is possible that the accuracy of our estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. We continually review and refine our estimation processes to make them as reactive to these changes as possible; however, we cannot guarantee that we will be able to accurately estimate the amounts of these accounts receivable that will ultimately be collected.

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

Factors That May Affect Future Results

Our future operating results and financial condition are dependent on our ability to market our services profitably, which is, in turn, heavily dependent on our ability to successfully negotiate discounts for pharmaceutical purchases at various points in our supply chain, and to successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including, but not limited to: (i) identification of, and competition for, growth and expansion opportunities; (ii) our ability to attract new customers and retain existing customers; (iii) declining reimbursement levels for, or increases in the costs of, products dispensed; (iv) exposure to liabilities in excess of our insurance; (v) compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; (vi) adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; (vii) adverse resolution of existing or future lawsuits or investigations; (viii) our ability to successfully integrate AdvancePCS; (ix) liquidity and capital requirements and (x) our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding our discontinued PPM business. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition.

There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Item 3, “Legal Proceedings” and Notes 13 and 14 to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

Results of Continuing Operations

The following tables set forth selected information about our results of continuing operations for each of the three years ended December 31, 2004:

				Percentage Increase/(Decrease)
	Year Ended December 31,			2004 over 2003	2003 over 2002
	2004	2003	2002
	(In millions, except per share amounts)
Net revenue (4)	$25,801.1	$9,067.3	$6,805.3	184.6%	33.2%
Operating expenses:
Cost of revenues (excluding depreciation)(1)(4)	24,192.5	8,299.2	6,227.2	191.5%	33.3%
Selling, general and administrative expenses	411.0	192.3	167.6	113.7%	14.7%
Depreciation	86.5	44.6	29.2	93.9%	52.7%
Amortization of intangible assets	37.3	0.5	0.7	7,360%	-28.6%
Interest expense, net	31.0	42.6	46.8	-27.0%	-9.0%
Stock option expense	20.0	—	—	N/C	N/C
Integration and other related expenses	25.2	3.4	—	632.3%	N/C

	24,803.5	8,582.6	6,471.5	189.0%	32.6%

Income from continuing operations before provision for (benefit from) income taxes	997.6	484.7	333.8	105.8%	45.2%
Provision for (benefit from) income taxes	397.3	193.9	(495.0)	104.9%	-139.2%

Income from continuing operations	$600.3	$290.8	$828.8	117.6%	-64.9%

Income from continuing operations per common share—diluted	$1.43	$1.10	$3.15	30.0%	-65.1%

Operating Income (2)	$1,028.6	$527.3	$380.6	95.1%	38.5%

Operating Margin	3.99%	5.82%	5.59%

EBITDA (3)	$1,152.4	$572.3	$410.5	101.4%	39.4%

EBITDA Margin	4.47%	6.31%	6.03%

Net cash provided by (used in):
Continuing operations	$1,602.7	$575.9	$408.4	178.8%	41.0%

Investing activities	$(680.2)	$(71.9)	$(98.0)	849.5%	-26.6%

Financing activities	$(648.9)	$66.9	$(112.3)	N/C	N/C

Discontinued operations	$(10.2)	$(62.4)	$(50.4)	-83.7%	23.8%

Revenues:
Mail service	$8,015.3	$4,487.8	$3,410.1	78.6%	31.6%
Retail (4)	17,553.5	4,522.1	3,341.4	288.2%	35.3%
Other	232.3	57.4	53.8	304.7%	6.7%

	$25,801.1	$9,067.3	$6,805.3	184.6%	33.2%

Cost of revenues:
Drug ingredient cost (4)	$23,468.9	$7,961.1	$5,945.3	194.8%	33.9%
Pharmacy operating costs and other costs of revenues (1)	723.6	338.1	281.9	114.0%	19.9%

	$24,192.5	$8,299.2	$6,227.2	191.5%	33.3%

Pharmacy claims processed:
Mail	42.8	24.9	20.2	72.6%	23.3%
Retail	441.4	89.9	71.3	391.1%	26.0%

	484.2	114.8	91.5	322.1%	25.4%

(1)	Cost of revenues excludes allocable depreciation of approximately $72 million, $39 million and $25 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are included in total depreciation for each period.

(2)	Operating Income equals net revenue less cost of revenue; selling, general and administrative expenses, depreciation, amortization of intangible assets, stock option expense and integration and other related expenses. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (3) below.

(3)	We believe that EBITDA, which is a non-GAAP financial measure, is a supplemental measurement tool used by analysts and investors to help evaluate a company’s overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with United States generally accepted accounting principles (“GAAP”), as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Income from continuing operations	$600,309	$290,838	$828,797
Depreciation and amortization	123,818	45,062	29,928
Interest expense, net	31,039	42,541	46,767
Provision for (benefit from) income taxes	397,347	193,893	(494,962)

EBITDA	1,152,513	572,334	410,530
Cash interest payments, net of interest income	(38,091)	(38,944)	(43,367)
Cash tax payments, net of refunds	19,490	(14,863)	(7,118)
Other non-cash expenses	23,863	1,215	1,063
Other changes in operating assets and liabilities, net of acquisitions/disposals of businesses	444,968	56,150	47,323

Net cash provided by continuing operations	$1,602,743	$575,892	$408,431

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

(4)	Includes approximately $4.6 billion, $1.2 billion and $905 million for the years ended December 31, 2004, 2003 and 2002, respectively, of amounts paid by individual participants in our customers’ benefit plans directly to the third-party pharmacies in our retail networks (i.e., retail copayments).

Pro Forma Operating Results

The following table sets forth selected pro forma information about our results of continuing operations for the years ended December 31, 2004 and 2003. This pro forma information was prepared as if the AdvancePCS Acquisition had been consummated at the beginning of each respective period. Additional information concerning the pro forma presentation appears in Note 3, “Acquisitions of Businesses,” to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

	Pro Forma Year Ended December 31,		Percentage Increase/(Decrease) 2004 over 2003
	2004	2003
	(In millions, except per share amounts)
Net revenue	$30,410.9	$28,099.0	8.2%

Operating expenses:
Cost of revenues (excluding depreciation)	28,653.3	26,634.3	7.6%
Selling, general and administrative expenses	472.4	460.7	2.5%
Depreciation	96.6	86.7	11.4%
Amortization of intangible assets	48.3	48.4	-0.2%
Interest expense, net	31.1	57.5	-45.9%
Stock option expense	28.2	28.2	0.0%

	29,329.9	27,315.8	7.4%

Income from continuing operations before provision for income taxes	1,081.0	783.2	38.0%
Provision for income taxes	430.3	311.5	38.1%

Net income	$650.7	$471.7	37.9%

Net income per common share—diluted	$1.40	$1.03	35.9%

Revenues:
Mail service	8,706.9	7,130.1	22.1%
Retail	21,402.6	20,670.3	3.5%
Other	301.4	298.6	0.9%

	30,410.9	28,099.0	8.2%

Cost of revenues:
Drug ingredient cost	27,828.0	25,850.4	7.7%
Pharmacy operating costs and other costs of revenues	825.3	783.9	5.3%

	28,653.3	26,634.3	7.6%

Pharmacy claims processed:
Mail	47.0	41.8	12.4%
Retail	544.9	535.9	1.7%

	591.9	577.8	2.4%

Results of continuing operations for 2004 compared to 2003

AdvancePCS Operating Results. The results of operations of AdvancePCS for the period March 24, 2004 through December 31, 2004, are included in our statement of income for the year ended December 31, 2004. The primary factor influencing the comparison of our results of operations for 2004 compared to 2003 was the AdvancePCS Acquisition.

Net Revenue. Net revenue increased by approximately $16.7 billion to approximately $25.8 billion in the year ended December 31, 2004, from approximately $9.1 billion in 2003. On a pro forma basis, net revenue increased by approximately $2.3 billion, or 8.2%, to approximately $30.4 billion in the year ended December 31, 2004, from approximately $28.1 billion in 2003. Pro forma revenues for the year ended December 31, 2004, were reduced by approximately $1.1 billion from amounts recorded in the same period in 2003 due to the previously announced renewal of a large contract and a corresponding change in revenue recognition for this contract from a gross basis to a net basis. This accounting change had no impact on net income. Pro forma revenue growth was also reduced by a higher dispensing rate of generic drugs that have lower prices but result in healthcare cost savings for our customers. Excluding the impact of higher generic dispensing rates, pro forma revenues for the year ended December 31, 2004, would have increased approximately 13.5% over the pro forma 2003 amount, reflecting drug cost inflation and net new business in 2004.

On a pro forma basis, revenues from mail service claims increased approximately $1.6 billion, or 22.1%, to approximately $8.7 billion in 2004 from approximately $7.1 billion in 2003. This increase results from an increase in mail service claim volume of approximately 12.4% and an increase in average revenue per mail service claim of approximately 8.6%. The mail service claim volume increases are related to increases from both new customers and the percentage of mail service claims (adjusted for differences in average days’ supply) to total pharmacy claims, referred to as our “mail penetration rate.” On a pro forma basis, our mail penetration rate was approximately 20.2% in 2004, compared to a mail penetration rate of 18.7% in 2003. The increase in average revenue per mail service claim reflects increases in the prices of products dispensed as well as a slight change in overall mix towards higher-priced specialty pharmaceutical products offset by the effects of higher generic dispensing rates as described above. On a pro forma basis, our mail service generic dispensing rate was 37.9% in 2004, compared to a mail service generic dispensing rate of 35.3% in 2003.

On a pro forma basis, revenues from retail claims increased approximately $732.3 million, or 3.5%, to approximately $21.4 billion in 2004 from approximately $20.7 billion in 2003. This increase results from an increase in retail claim volume of approximately 1.7% and an increase in average revenue per retail claim of approximately 1.8%. The retail claim volume increases are related to increases from new customers offset by the mail penetration rate increase referred to above. The increase in average revenue per retail claim reflects increases in the prices of products dispensed offset by the effects of higher generic dispensing rates and the contract change described above. On a pro forma basis, our retail generic dispensing rate was 49.0% in 2004, compared to a retail generic dispensing rate of 45.3% in 2003.

Cost of Revenues. Cost of revenues increased approximately $15.9 billion to approximately $24.2 billion in the year ended December 31, 2004, from approximately $8.3 billion in 2003. On a pro forma basis, drug ingredient costs increased approximately $1.9 billion, or 7.7%, to approximately $27.8 billion in 2004 from approximately $25.9 billion in 2003. This increase results from an increase in total claim volume of approximately 2.4% and an increase in average drug ingredient cost per claim of approximately 5.1%. The total claim volume increases are related primarily to increases from new customers. The increase in average drug ingredient cost per claim reflects increases in the prices of products dispensed as well as a slight change in overall mix towards higher-priced specialty pharmaceutical products offset by the effects of higher generic dispensing rates and the contract change described above. Generic drugs have lower prices but result in healthcare cost savings for our customers and generally a higher gross profit margin for the company. Pro forma cost of revenues for the year ended December 31, 2004, were reduced by approximately $1.1 billion from amounts recorded in the same period in 2003 due to the contract change referred to above. The rate of increase in pro forma drug ingredient costs was also favorably impacted by economies of scale achieved through the combined purchasing efficiency of Caremark and AdvancePCS.

Pharmacy operating costs and other costs of revenues increased by approximately $41.4 million, or 5.3%, on a pro forma basis to approximately $825.3 million in 2004 from approximately $783.9 million in 2003. This increase relates primarily to additional customer service center and pharmacy costs incurred to service the overall increases in call volumes and mail service claims in 2004 from levels experienced in 2003. Pharmacy operating costs and other costs of revenues decreased as a percentage of revenue to 2.7% in 2004 from 2.8% in 2003. The decrease in pharmacy operating costs and other costs of revenues in relation to revenues primarily reflects the realization of efficiency increases in our mail service pharmacies and customer service centers gained from capacity additions and technological enhancements made through 2004. A significant component of the increase in depreciation expense described below relates to capital assets purchased in conjunction with these capacity additions and technological enhancements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on an absolute basis in 2004, due primarily to the AdvancePCS Acquisition. On a pro forma basis, selling, general and administrative expenses increased by 2.5% on an absolute basis. However, selling, general and administrative expenses decreased as a percentage of net revenue, to 1.55% from 1.64%, reflecting primarily the impact of the cost reductions achieved to date from the AdvancePCS Acquisition.

Depreciation. Depreciation increased in 2004 due primarily to the AdvancePCS Acquisition. Depreciation increased in 2004 on a pro forma basis due primarily to the amounts and timing of depreciation related to capital expenditures made to increase capacities in our mail service pharmacies. Depreciation expense is expected to total approximately $105 million in 2005.

Amortization of Intangible Assets. The amortization of intangible assets recorded in 2004 was related entirely to the intangible assets acquired from AdvancePCS. Amortization of intangible assets is expected to total approximately $47 million in 2005.

Interest Expense, Net. The decrease in net interest expense in 2004 resulted primarily from reductions in the amount of outstanding indebtedness under our credit agreements and increased interest income generated by cash on hand and short-term investments. Net interest expense is expected to total approximately $3 million to $7 million in 2005, including the impact of the repayment of our $147 million term loan and $1.6 million of AdvancePCS Senior Notes.

Stock Option Expense. The stock option expense recorded in 2004 relates to the intrinsic value of unvested stock options held by AdvancePCS optionees on the date of the AdvancePCS Acquisition. We issued replacement stock options to these optionees with vesting terms identical to their original stock options. The intrinsic value amount related to the unvested portion of these replacement stock options will be recognized as an expense in future periods. The amount to be expensed will change from the remaining unvested intrinsic value to the remaining unvested fair value (as determined on the date of the AdvancePCS Acquisition) no later than the quarterly period beginning July 1, 2005, due to our adoption of FAS 123R (as defined). Additionally, the fair value of all other outstanding, unvested stock options will begin to be expensed over the remaining vesting periods of the underlying options upon our adoption of FAS 123R. Presuming that we adopt FAS 123R effective July 1, 2005, we expect stock option expense to total approximately $19 million in 2005. This estimate excludes the impact of any stock option grants which may be made in 2005.

Integration and Other Related Expenses. We incurred approximately $25.2 million of expenses for the year ended December 31, 2004, consisting primarily of: (1) approximately $3.9 million for involuntary termination benefits; (2) a writeoff of approximately $2.2 million of deferred loan costs for indebtedness retired in conjunction with the closing of the AdvancePCS Acquisition; (3) approximately $8 million of integration planning activities related to the AdvancePCS Acquisition and (4) approximately $6 million related to retention benefit obligations under the AdvancePCS Retention Plan. The balance of the costs incurred in 2004 relate primarily to payments to outside service vendors used for various integration-related projects. Costs incurred in 2003 consisted primarily of pre-acquisition integration planning activities with respect to the AdvancePCS Acquisition and relocation expenses for moving our corporate headquarters to Nashville, Tennessee.

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

Integration and Other Related Expenses. We recorded approximately $3.4 million of expenses in 2003 related to integration planning activities with respect to the AdvancePCS Acquisition and relocation expenses for moving our corporate headquarters to Nashville, Tennessee. The amounts recorded for integration planning activities relate primarily to consulting expenses and other incremental direct costs incurred in the process of preparing for the closing of the AdvancePCS Acquisition.

Income Taxes. The provision for income taxes in 2003 was recorded at a 40% effective tax rate, which approximates the effective federal and state income tax rate applicable to our consolidated income. In 2002, we recognized a benefit from income taxes of approximately $520 million associated with the elimination of the valuation allowance previously applied to our net deferred income tax asset.

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

The following tables set forth selected information concerning our liquidity and capital resources and changes therein at and for the year ended December 31, 2004 (dollars in millions):

Net cash and cash equivalents provided by (used in):
Continuing operations	$1,602.7
Investing activities	(680.2)
Financing activities	(648.9)
Discontinued operations	(10.2)

Net increase in cash and cash equivalents for the year ended December 31, 2004	263.4
Cash and cash equivalents—December 31, 2003	815.3

Cash and cash equivalents—December 31, 2004	$1,078.7

	December 31, 2004	December 31, 2003
Net working capital (1)(2)	$455.5	$882.6

Long-term debt:
Fixed-rate debt(2)	$450.0	$450.0

Variable-rate debt(2)	$—	$243.1

Availability under revolving credit facility	$387.5	$288.8

(1)	Working capital equals total current assets minus total current liabilities.
(2)	Reflects the repayment of our $147 million term loan on February 18, 2005, and our intent to repurchase the remaining $1.6 million of AdvancePCS Senior Notes for 104.25% of face value on April 1, 2005.

Cash Flows from Continuing Operations. Our performance relative to net cash provided by continuing operations for the year ended December 31, 2004, resulted from factors discussed above related to income from continuing operations coupled with focused management of working capital. For the year ended December 31, 2004, our cash flows from continuing operations were positively impacted by a change in working capital of $480 million. Significant components of this change included a reduction in excess of $200 million in AdvancePCS’s accounts receivable subsequent to the AdvancePCS Acquisition related primarily to collection of contractual discounts from pharmaceutical manufacturers, a refund of approximately $55 million received for estimated income taxes paid by AdvancePCS prior to the AdvancePCS Acquisition, and a favorable impact from the transition of AdvancePCS’s mail order pharmacies to Caremark’s wholesaler agreement. Our cash flows from continuing operations also benefited from the utilization of NOLs in 2004, as well as in prior years. The majority of these NOLs are expected to be fully utilized during 2005, and our cash flows from continuing operations will be adversely impacted in 2005 and future periods due to the corresponding increase in cash payments for income taxes.

We do not expect changes in working capital to have a significant favorable impact to cash flow from operations in 2005, and the impact of changes in working capital may be negative due to the utilization of our NOLs noted above as well as additional factors, including, but not limited to, differences in the timing of certain payments expected to occur in 2005 related to transactions that generated cash receipts in 2004 when compared to the effect of similar transactions from 2003 to 2004, primarily related to the AdvancePCS Acquisition. For many of the customer contracts we assumed in the AdvancePCS Acquisition, discount payments to customers are based on the discounts that we have collected from pharmaceutical manufacturers. Accordingly, during the first half of 2005, we anticipate a cash outflow related to payment of these customers’ portions of manufacturer discounts that were collected in 2004 as discussed above. In addition, cash flow from operations will be negatively impacted during the first half of 2005 due to the termination of certain client contracts which had significant levels of retail claims.

The net decrease in working capital from December 31, 2003, to December 30, 2004, is due primarily to our use of cash on hand to fund the AdvancePCS Acquisition and related transactions coupled with the acquired working capital deficiency of AdvancePCS and the purchase of treasury stock referred to below.

Cash Flows from Investing Activities. Cash flows from investing activities for the year ended December 31, 2004, include $392.6 million paid for the AdvancePCS Acquisition (net of cash acquired), $223.6 million invested in short-term investments and $80.5 million of capital expenditures, offset by proceeds of approximately $6.1 million from the sale of certain assets acquired in the AdvancePCS Acquisition and $10.4 million received from the partial liquidation of our investment in a private company that was formerly one of our subsidiaries.

Cash Flows from Financing Activities. On March 24, 2004, in conjunction with the AdvancePCS Acquisition, we restructured our indebtedness as follows:

•	Our then-existing $550 million credit facility, consisting of a $250 million term loan facility and a $300 million revolving credit facility, was retired. We paid off the balance of the term loan facility, approximately $245.6 million. No amounts were outstanding under the revolving credit facility;

•	Our then-existing $125 million Trade Receivables Sales Facility, under which no amounts were outstanding, was terminated;

•	We entered into a new $550 million bank credit facility, consisting of a $150 million term loan facility and a $400 million revolving credit facility. We borrowed $150 million under the term loan facility on March 24, 2004, and principal payments of $1.0 million per quarter began in June 2004. No amounts were outstanding under the revolving credit facility (excluding reductions in availability of approximately $12.5 million for letters of credit) at December 31, 2004; and

•	We entered into a new $500 million receivables-backed credit facility, which is similar to our former Trade Receivables Sales Facility but is structured as indebtedness rather than as a sale of the accounts receivable. No amounts were outstanding under the receivables-backed credit facility at December 31, 2004. The receivables-backed credit facility expires in March 2005.

We also received net proceeds of approximately $134 million from issuance of common stock under employee benefit plans, including exercises of stock options, and approximately $10.2 million of proceeds from exercise of a warrant to purchase our common stock. These proceeds were offset by our payments of approximately $206.8 million to repurchase AdvancePCS’ 8 1/2% Senior Notes in a tender offer and consent solicitation commenced in conjunction with the AdvancePCS Acquisition, approximately $482.2 million to repurchase 16.3 million shares of our common stock under our publicly announced stock repurchase plan, approximately $2.5 million of expenses to register and issue the common stock used for the AdvancePCS Acquisition and approximately $3.9 million of costs associated with the restructuring of indebtedness described above.

Cash Flows from Discontinued Operations. In addition to the amounts paid through December 31, 2004, to service liabilities which arose from our discontinued PPM operations, we have accrued approximately $31 million of remaining net liabilities related to our discontinued operations. These amounts are estimates, and actual amounts could differ from those recorded.

Credit Facility. We have a $550 million credit facility with Bank of America, N.A. as administrative agent which consists of a $400 million revolving credit facility and a $150 million term loan facility maturing in March 2009. On February 18, 2005, we repaid the $147 million then outstanding under the term loan facility.

At December 31, 2004, borrowings under the credit facility bore interest at variable rates based on the London Inter-bank Offered Rate (“LIBOR”), plus varying margins and consisted of outstanding term loans of $147 million. At December 31, 2004, we had approximately $387.5 million available for borrowing under the revolving credit facility, exclusive of approximately $12.5 million reserved under letters of credit.

The credit facility is guaranteed by our material subsidiaries and contains restrictive covenants. The guarantees and covenants applicable to the credit facility are described in further detail in Note 8, “Long-term Debt and Operating Leases” to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

Receivables-backed Credit Facility. We have arranged to sell a first priority undivided percentage ownership interest and a first priority security interest in certain of our accounts receivable pursuant to a $500 million revolving period trade receivables sales facility which is described in further detail in Note 8, “Long-term Debt and Operating Leases” to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K. At December 31, 2004, we had sold no interests in our accounts receivable into this facility and retained full availability of the $500 million committed thereunder. The receivables-backed credit facility expires in March 2005, and we do not intend to renew or extend this facility.

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

AdvancePCS Senior Notes. The $1.6 million of AdvancePCS Senior Notes consist of notes which remained outstanding subsequent to the tender offer and consent solicitation described above. We intend to repurchase these notes, pursuant to the terms of their indenture, at 104.25% of face value on April 1, 2005.

Outlook

Liquidity and Capital Resources Overview. Currently, our liquidity needs arise primarily from: (i) commitments related to financing obtained through the issuance of long-term debt; (ii) working capital requirements (iii) capital expenditures and (iv) funding discontinued operations (including the funding of any retained liabilities). Additionally, subject to certain restrictions in our credit facility, we have acquired businesses, and may continue to acquire additional businesses in the future, and could fund any such acquisition using cash on hand and short-term investments, availability under our receivables-backed credit facility or our revolving credit facility, or a combination thereof. We believe that our cash on hand, short-term investments, cash flows from operations and amounts available under our revolving credit facility are sufficient to meet our liquidity needs for the foreseeable future.

Stock Repurchase Plan. On July 1, 2002, we announced that we had adopted a plan to repurchase up to $150 million of our common stock on the open market. On July 20, 2004, we announced that we had increased to $750 million the amount authorized for repurchases of our common stock on the open market under our previously announced repurchase plan. These repurchases will occur at times and in amounts that management deems appropriate, and we have repurchased approximately 18.9 million shares at an aggregate cost of approximately $539.9 million under this plan through February 28, 2005. Additional details for repurchases under our stock repurchase program appear at Part II—Item 5.

Contractual Obligations and Commercial Commitments—Continuing Operations. We have various contractual obligations and/or commercial commitments arising from both our continuing and discontinued operations. These obligations and commitments are more fully described in this Annual Report on Form 10-K under various headings in MD&A as well as in the notes to our audited consolidated financial statements which appear beginning on page F-1. The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to our continuing operations at December 31, 2004, as adjusted for the early repayment of our $147 million term loan on February 18, 2005, and our intent to repurchase the Advance PCS Senior Notes at 104.25% of face value on April 1, 2005, (in millions):

	Payments due under contractual obligations
	Total	2005	2006-2007	2008-2009	After 2009
Long-term debt—letters of credit (1)	$12.5	$—	$—	$12.5	$—
Long-term debt—senior notes (2)	450.0	—	450.0	—	—
Operating leases (3)	267.0	52.4	68.8	48.2	97.6

	$729.5	$52.4	$518.8	$60.7	$97.6

(1)	See “—Historical Liquidity and Capital Resources—Credit Facility” and financial statement Note 8, “Long Term Debt and Operating Leases.”
(2)	See “—Historical Liquidity and Capital Resources—Senior Notes” and financial statement Note 8, “Long Term Debt and Operating Leases.”
(3)	See financial statement Note 8, “Long-Term Debt and Operating Leases.”

See “—Discontinued Operations” for information about contractual obligations and commercial commitments related to our discontinued operations.

Integration Costs and Related Expenses. We expect to record additional integration costs and related expenses in 2005. The majority of these costs are expected to relate to the final payment to be made under the AdvancePCS Retention Plan.

Planned Capital Expenditures. We expect capital expenditures for 2005 to total approximately $135 million to $150 million.

Discontinued Operations. Future cash needed to fund the remaining liabilities of discontinued operations and estimated exit costs, which was estimated to be approximately $31 million, in aggregate, at December 31, 2004, consisting primarily of accruals for real estate leases and legal disputes.

We have various contractual obligations and commercial commitments arising from our discontinued operations. These primarily include obligations under various leases for commercial real estate. These leases had aggregate remaining rental payments, net of amounts to be paid to us under subleases, of approximately $8.2 million at December 31, 2004, due as follows: 2005—$1.3 million; 2006/2007—$3.9 million; 2008/2009—$1.8 million and after 2009—$1.2 million. Additionally, we are named as guarantor or obligor on additional discontinued operations real estate leases which we assigned to third-parties. The aggregate amount of these guarantees totaled approximately $56.6 million at December 31, 2004, and expire as follows: 2005—$14.9 million; 2006/2007—$17.1 million; 2008/2009—$11.4 million and after 2009—$13.2 million. Additional information concerning the remaining contractual obligations and commercial commitments related to our discontinued operations can be found in Note 13, “Discontinued Operations and Related Contingencies” to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

Deferred Income Taxes. At December 31, 2004, we had a cumulative gross federal income tax net operating loss (“NOL”) carryforward of approximately $766 million available to reduce future amounts of taxable income, approximately $37 million of which was acquired through the AdvancePCS Acquisition. Under Internal Revenue Code Section 382, there is an annual limitation on the use of NOLs acquired from AdvancePCS. If not utilized to offset future taxable income, over 98% of the cumulative NOL carryforward amount will expire from 2019 through 2021. We also had approximately $56 million of tax effected state NOLs and other state income tax benefits, approximately $9 million of which were acquired in the AdvancePCS Acquisition. We have placed a valuation allowance of approximately $24 million on these state NOLs due to uncertainties as to whether we will be able to utilize the NOLs in certain states. If not utilized to offset future taxable income, these state NOLs will expire on various dates through 2021, with approximately 60% expiring between 2012 and 2021.

In addition to these NOL carryforwards, we had approximately $31 million of future additional income tax deductions related to our discontinued operations. We also had a federal alternative minimum tax credit carryforward of approximately $42 million, which may be used to offset its ordinary federal corporate income taxes in the future. We currently expect to utilize the majority of the benefit of our NOL and alternative minimum tax credit carryforwards in the second half of 2005. After these carryforwards are fully utilized, the amount of cash taxes we pay as a percentage of pretax income will increase significantly.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123 entitled Share-Based Payment (“FAS 123R”). FAS 123R requires companies to recognize the grant-date fair value of stock options as an expense in their financial statements, as opposed to the footnote-only pro forma disclosure requirements contained in FAS 123. Companies may continue the FAS 123 pro-forma disclosures through the required effective date of adoption of FAS 123R, which will be no later than July 1, 2005, for us.

Under the transition provisions of FAS 123R, options currently being reflected in the FAS 123 pro forma disclosures will be expensed over their remaining vesting periods as of the date of adoption of FAS 123R using the valuation assumptions and methods previously used to prepare the pro forma disclosures. The estimated grant date fair value of any new stock option grants made after FAS 123R is adopted will be expensed over the vesting periods of the underlying stock option. FAS 123R does not require the use of a particular option pricing model, and we are currently evaluating the various models that we may use to estimate the grant date fair value of stock options upon adoption of FAS 123R.

Additionally, FAS 123R changes the accounting for many equity instruments other than stock options that may be issued to employees under our various benefit plans. A portion of future grants under our employee stock purchase plan, as currently structured, would result in compensation expense after adoption of FAS 123R, and instruments such as the restricted stock or stock units which may be issued under our 2004 Stock Incentive Plan would be impacted as well. We estimate that the adoption of FAS 123R at July 1, 2005, would result in additional stock option expense of approximately $5.6 million over the $13.4 million which was expected to be expensed in 2005 under previous accounting rules. This estimate excludes consideration of any expenses related to the Employee Stock Purchase Plan, which are expected to be insignificant, and the impact of any stock option grants which may be made in 2005. FAS 123R also changes the statement of cash flows classification of tax benefits received for the amount of income tax deductions taken for option exercises in excess of amounts expensed thereunder. These amounts are currently classified in cash flows from operating activities; however, they will be classified as cash flows from financing activities after adoption of FAS 123R. The payroll taxes we pay related to stock option exercises will remain classified as cash flows from operating activities. We do not expect the adoption of FAS 123R in 2005 to have a material effect on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility and for the discount on revolving sales of accounts receivable under our trade receivables sales facility. Our earnings and the fair value of our fixed-rate debt are subject to change as a result of movements in market interest rates. At December 31, 2004, we had $159.5 million of obligations which were subject to variable rates of interest, including $147 million outstanding under our term loan facility, which was repaid on February 18, 2005. A hypothetical increase in interest rates of 1% from the rate at December 31, 2004, would result in an increase in annual interest expense of approximately $1.6 million, presuming that obligations subject to variable interest rates remained constant. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined based on only the impact of the hypothetical interest rates on our outstanding obligations and do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment.

Item 8. Financial Statements and Supplementary Data

Information with respect to this item is contained in our audited consolidated financial statements and financial statement schedules listed in the index on page F-1 of this Annual Report in Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of December 31, 2004, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been made known to them in a timely manner.

Management’s Annual Report on Internal Control Over Financial Reporting. We have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2004. This report appears on page F-3 of this Annual Report on Form 10-K and is hereby incorporated by reference herein.

Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Their report appears on page F-4 of this Annual Report on Form 10-K and is hereby incorporated by reference herein.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the proxy statement for our 2005 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the proxy statement for our 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the proxy statement for our 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the proxy statement for our 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the proxy statement for our 2005 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

1. Financial Statements Our consolidated financial statements filed as a part of this Annual Report on Form 10-K are listed in the index appearing on page F-1 and are hereby incorporated by reference herein.

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

3. Exhibits. The exhibits filed as a part of this Annual Report are listed in Item 15(b) of this Annual Report on Form 10-K, which is hereby incorporated by reference herein.

(b) Exhibits

Exhibit No.
2.1	—	Agreement and Plan of Merger, dated as of September 2, 2003, by and among Caremark Rx, Inc., Cougar Merger Corporation and AdvancePCS, filed as Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003 and hereby incorporated by reference herein.

3.1	—	Caremark Rx, Inc. Fourth Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and hereby incorporated by reference herein.

3.2	—	Caremark Rx, Inc. Seventh Amended and Restated Bylaws filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and hereby incorporated by reference herein.

4.1	—	Second Amended and Restated Rights Agreement, dated as of March 11, 2002, between Caremark Rx, Inc., and First Union National Bank, including exhibits thereto, filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 8, 2002, and hereby incorporated by reference herein.

4.2	—	Form of Common Stock Certificate of the Company, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and hereby incorporated by reference herein.

4.3	—	Agreement Regarding Registration Rights between Caremark Rx, Inc., Joseph Littlejohn & Levy Fund III, L.P., and the other persons named on the signature pages thereof, dated as of September 2, 2003, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on September 4, 2003 and hereby incorporated by reference herein.

Exhibit No.
10.1	—	Consulting Agreement, dated as of August 7, 1996, by and among Caremark International, Inc., MedPartners, Inc. and C.A. Lance Piccolo, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-09767), and hereby incorporated by reference herein.

10.2	—	Employment Agreement, dated March 18, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.3	—	Amendment No. 1 to Employment Agreement, dated August 6, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.4	—	Amendment No. 2 to Employment Agreement, dated December 1, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.5	—	Amendment No. 3 to Employment Agreement, dated March 8, 2000, by and between the Company and E. Mac Crawford, filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.6	—	Amendment No. 4 to Employment Agreement, dated August 28, 2001, by and between the Company and E. Mac Crawford, filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.7	—	Amendment No. 5 to Employment Agreement, dated November 12, 2002, by and between the Company and E. Mac Crawford, filed as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.8	—	Employment Agreement, dated June 26, 2002, by and between the Company and A.D. Frazier, Jr., filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.9	—	Amended and Restated Employment Agreement, dated May 1, 2000, by and between the Company and James H. Dickerson, Jr., filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and hereby incorporated by reference herein.

10.10	—	First Amendment to Amended and Restated Employment Agreement, dated February 19, 2002, by and between the Company and James H. Dickerson, Jr., filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference herein.

Exhibit No.

10.11	—	Consulting and Noncompete Agreement, dated June 30, 2002, by and between the Company and James H. Dickerson, Jr., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and hereby incorporated by reference herein.

10.12	—	Employment Agreement, dated July 1, 1998, by and between the Company and Edward L. Hardin, Jr., originally filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and refiled herewith pursuant to Item 10(d) of Regulation S-K

10.13	—	Amendment No. 1 to Employment Agreement, dated March 8, 2000, by and between the Company and Edward L. Hardin, Jr., originally filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and refiled herewith pursuant to Item 10(d) of Regulation S-K

10.14	—	Second Amendment to Employment Agreement, dated February 19, 2002, by and between the Company and Edward L. Hardin, Jr., filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference herein.

10.15	—	Amended and Restated Employment Agreement, dated December 31, 2001, by and between the Company and Howard A. McLure, filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.16	—	Employment Agreement, dated June 1, 2000, by and between the Company and Bradley S. Karro, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and hereby incorporated by reference herein.

10.17	—	Amended and Restated Incentive Compensation Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and hereby incorporated by reference herein.

10.18	—	First Amendment to Amended and Restated Incentive Compensation Plan, dated November 15, 2000, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.

10.19	—	Second Amendment to Amended and Restated Incentive Compensation Plan, dated January 12, 2001, filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.

10.20	—	Amended and Restated 1993 Stock Option Plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and hereby incorporated by reference herein.
10.21	—	First Amendment to Amended and Restated 1993 Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.

10.22	—	Second Amendment to Amended and Restated 1993 Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.

10.23	—	Amended and Restated 1994 Stock Option Plan, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and hereby incorporated by reference herein.

Exhibit No.

10.24	—	First Amendment to Amended and Restated 1994 Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.

10.25	—	Second Amendment to Amended and Restated 1994 Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.

10.26	—	Non-Employee Director Stock Option Plan, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-14163), and hereby incorporated by reference herein.

10.27	—	Amended and Restated 1995 Stock Option Plan, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and hereby incorporated by reference herein.

10.28	—	First Amendment to Amended and Restated 1995 Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.

10.29	—	Second Amendment to Amended and Restated 1995 Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.

10.30	—	Amended and Restated 1997 Long Term Incentive Compensation Plan, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and hereby incorporated by reference herein.

10.31	—	First Amendment to 1997 Long Term Incentive Compensation Plan, dated November 15, 2000, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.

10.32	—	Second Amendment to 1997 Long Term Incentive Compensation Plan, dated January 12, 2001, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.

10.33	—	Amended and Restated 1998 Employee Stock Option Plan, filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and hereby incorporated by reference herein.

10.34	—	First Amendment to Amended and Restated 1998 Employee Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.

10.35	—	Second Amendment to Amended and Restated 1998 Employee Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.
10.36	—	Amended and Restated 1998 New Employee Stock Option Plan, filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and hereby incorporated by reference herein.

10.37	—	First Amendment to Amended and Restated 1998 New Employee Stock Option Plan, dated November 15, 2000, filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.

10.38	—	Second Amendment to Amended and Restated 1998 New Employee Stock Option Plan, dated January 12, 2001, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.

Exhibit No.

10.39	—	Text of Final Order approving the class action settlement in the class action lawsuit entitled James Taff et al. v. Caremark Rx, Inc. et al., Case No. 0072, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 13, 2000, and hereby incorporated by reference herein.

10.40	—	Pledge and Security Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee, filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.

10.41	—	Trust Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee, filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference herein.

10.42	—	Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and hereby incorporated by reference herein.

10.43	—	Amendment Number One to the Caremark Rx, Inc. Director Deferred Compensation Plan.

10.44	—	Supplemental Executive Retirement Plan, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and hereby incorporated by reference herein.

10.45	—	Employee Stock Purchase Plan, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and hereby incorporated by reference herein.

10.46	—	Amendment One to the Employee Stock Purchase Plan, filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and hereby incorporated by reference herein.

10.47	—	Amendment Two to the Employee Stock Purchase Plan, filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and hereby incorporated by reference herein.

10.48	—	Voting Agreement, dated as of September 2, 2003, among Caremark Rx, Inc. and Joseph Littlejohn & Levy Fund III, L.P., in its capacity as a stockholder of AdvancePCS, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 4, 2003 and hereby incorporated by reference herein.

10.49	—	Amended and Restated Credit Agreement, dated as of March 24, 2004, among the Company, the Initial Lenders, Bank of America, N.A., Wachovia Bank, National Association and UBS Securities LLC, and JPMorgan Chase Bank, Banc of America Securities LLC and Wachovia Capital Markets, LLC d/b/a/ Wachovia Securities, acting in the capacities listed therein, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on April 8, 2004 and hereby incorporated by reference herein.

10.50	—	Receivables Purchase Agreement dated as of March 24, 2004, among Caremark Receivables LLC, Caremark Inc., AdvancePCS Health, L.P., Caremark Rx, Inc., Caremark International, Inc., Blue Ridge Asset Funding Corporation, Jupiter Securitization Corporation, Atlantic Asset Securitization Corp., Wachovia Bank, National Association, Bank One, NA, and Credit Lyonnais New York Branch, acting in the capacities listed therein, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on April 8, 2004 and hereby incorporated by reference herein.

Exhibit No.

10.51	—	Receivables Sale Agreement, dated as of March 24, 2004, among Caremark Inc., AdvancePCS Health, L.P. and Caremark Receivables LLC in the capacities listed therein, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on April 8, 2004 and hereby incorporated by reference herein.

10.52	—	Fourth Supplemental Indenture, dated March 24, 2004, by and among AdvancePCS, AdvancePCS Health Systems, L.L.C., AdvancePCS SpecialtyRx, L.L.C., Dresing-Lierman, Inc., and Theracom, Inc., Consumer Health Interactive Inc., AdvancePCS Puerto Rico, Inc., AFC Receivables Holding Corporation, Accordant Health Services, Inc., and Accordant Integrated Services, Inc., and The Bank of New York Trust Company, N.A., acting in the capacities listed therein, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on April 8, 2004 and hereby incorporated by reference herein.

10.53	—	Survivor Benefit Agreement between the Company and E. Mac Crawford, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004, and hereby incorporated by reference herein.

10.54	—	Caremark Rx, Inc. Synergy—Achievement Supplemental Bonus Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004, and hereby incorporated by reference herein.

10.55	—	Caremark Rx, Inc. 2004 Incentive Stock Plan, filed as Annex L to Amendment No. 4 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on February 13, 2004, and hereby incorporated by reference herein.

21	—	Subsidiaries of the Company.

23.1	—	Consent of KPMG LLP.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREMARK RX, INC.

By:	/s/ HOWARD A. MCLURE
Howard A. McLure Executive Vice President and Chief Financial Officer

Date: February 28, 2005

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. MAC CRAWFORD E. Mac Crawford	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2005

/s/ HOWARD A. MCLURE Howard A. McLure	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	February 28, 2005

/s/ EDWARD L. HARDIN, JR. Edward L. Hardin, Jr.	Executive Vice President, General Counsel and Director	February 25, 2005

/s/ MARK S. WEEKS Mark S. Weeks	Senior Vice President and Controller	February 25, 2005

/s/ EDWIN M. BANKS Edwin M. Banks	Director	February 28, 2005

/s/ C. DAVID BROWN II C. David Brown II	Director	February 23, 2005

/s/ COLLEEN CONWAY-WELCH Colleen Conway-Welch	Director	February 28, 2005

/s/ HARRIS DIAMOND Harris Diamond	Director	February 28, 2005

/s/ KRISTEN E. GIBNEY WILLIAMS Kristen E. Gibney Williams	Director	February 25, 2005

/s/ ROGER L. HEADRICK Roger L. Headrick	Director	February 24, 2005

/s/ TED H. MCCOURTNEY Ted H. McCourtney	Director	February 23, 2005

/s/ JEAN-PIERRE MILLON Jean-Pierre Millon	Director	February 24, 2005

/s/ C. A. LANCE PICCOLO C. A. Lance Piccolo	Director	February 23, 2005

/s/ MICHAEL C. WARE Michael C. Ware	Director	February 25, 2005

CAREMARK RX, INC. AND SUBSIDIARIES

The following audited consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Items 8 and 15(a)(1):

Page
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-2
Management’s Report on Internal Control Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-4
Consolidated balance sheets as of December 31, 2004 and 2003	F-6
Consolidated statements of income for each of the years in the three year period ended December 31, 2004	F-7
Consolidated statements of changes in stockholders’ equity and comprehensive income for each of the years in the three year period ended December 31, 2004	F-8
Consolidated statements of cash flows for each of the years in the three year period ended December 31, 2004	F-9
Notes to consolidated financial statements	F-10

The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 15(a)(2):

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	S-1
Schedule II—Valuation and qualifying accounts	S-2

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders

Caremark Rx, Inc.:

We have audited the accompanying consolidated balance sheets of Caremark Rx, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caremark Rx, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Nashville, Tennessee

February 21, 2005

Management’s Report on Internal Control Over Financial Reporting

Caremark Rx’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including Caremark Rx’s principal executive officer and principal financial officer, Caremark Rx conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting Caremark Rx’s evaluation of the effectiveness of its internal control over financial reporting, Caremark Rx has excluded the acquisition of AdvancePCS, which was completed by Caremark Rx in 2004. AdvancePCS represented approximately $9.2 billion, or 74.8%, of Caremark Rx’s total assets as of December 31, 2004 and approximately $15.4 billion, or 59.6%, of Caremark Rx’s total revenues for the year then ended. The assets of AdvancePCS included approximately $6.9 billion of goodwill at December 31, 2004. Further information concerning the acquisition of AdvancePCS appears in Note 3, Acquisitions of Businesses, to the accompanying audited consolidated financial statements.

Based on Caremark Rx’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2004. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report, which is included herein, on management’s assessment of Caremark Rx’s internal control over financial reporting.

CAREMARK RX, INC.

Nashville, Tennessee

February 21, 2005

/s/ E. MAC CRAWFORD	/s/ HOWARD A. MCLURE
E. Mac Crawford Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	Howard A. McLure Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Caremark Rx, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Caremark Rx, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Caremark Rx, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Caremark Rx, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Caremark Rx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management has excluded the acquisition of AdvancePCS, which was completed by Caremark Rx, Inc. in 2004. AdvancePCS represented approximately $9.2 billion, or 74.8%, of the Company’s total assets as of December 31, 2004 and approximately $15.4 billion, or 59.6%, of the Company’s total revenues for the year then ended. The assets of AdvancePCS included approximately $6.9 billion of goodwill at December 31, 2004.

Our audit of internal control over financial reporting of Caremark Rx, Inc. also excluded an evaluation of the internal control over financial reporting of AdvancePCS. Further information concerning the acquisition of AdvancePCS appears in Note 3, Acquisitions of Businesses, to the accompanying consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Caremark Rx, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 21, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Nashville, Tennessee

February 21, 2005

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,078,803	$815,328
Short-term investments	223,610	—
Accounts receivable, less allowance for doubtful accounts of $51,473 in 2004 and $24,746 in 2003	1,977,557	667,247
Inventories	436,754	204,939
Deferred tax asset, net	402,698	240,978
Income taxes receivable	64,654	—
Prepaid expenses and other current assets	35,550	18,185

Total current assets	4,219,626	1,946,677

Property and equipment, net	285,214	159,769
Goodwill, net	6,982,551	49,171
Other intangible assets, net	782,312	9,273
Deferred tax asset, net	—	227,426
Other assets	40,031	81,312

Total assets	$12,309,734	$2,473,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$678,083	$385,362
Claims and discounts payable	2,644,426	509,713
Other accrued expenses and liabilities	293,017	158,666
Income taxes payable	—	7,820
Current portion of long-term debt	148,610	2,500

Total current liabilities	3,764,136	1,064,061

Long-term debt, net of current portion	450,000	693,125
Deferred tax liability	220,141	—
Other long-term liabilities	335,740	75,804

Total liabilities	4,770,017	1,832,990

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; 700,000 shares authorized; issued and outstanding—474,578 shares in 2004 and 268,578 shares in 2003	475	269
Additional paid-in capital	8,564,031	1,762,477
Unearned stock-based compensation	(21,783)	—
Treasury stock—18,158 shares in 2004 and 1,855 shares in 2003	(510,978)	(28,782)
Shares held in trust—6,045 in 2004 and 6,263 in 2003	(97,452)	(101,103)
Accumulated deficit	(380,924)	(981,233)
Accumulated other comprehensive loss	(13,652)	(10,990)

Total stockholders’ equity	7,539,717	640,638

Total liabilities and stockholders’ equity	$12,309,734	$2,473,628

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Net revenue (1)	$25,801,121	$9,067,291	$6,805,348

Operating expenses:
Cost of revenues (1)	24,192,434	8,299,190	6,227,182
Selling, general and administrative expenses	411,005	192,328	167,636
Depreciation	86,530	45,015	29,858
Amortization of intangible assets	37,288	47	70
Interest expense, net	31,039	42,541	46,767
Stock option expense	19,985	—	—
Integration and other related expenses	25,184	3,439	—

	24,803,465	8,582,560	6,471,513

Income from continuing operations before provision for (benefit from) income taxes	997,656	484,731	333,835
Provision for (benefit from) income taxes	397,347	193,893	(494,962)

Income from continuing operations	600,309	290,838	828,797
Loss from discontinued operations, net of income tax benefit of $25,002	—	—	(37,503)

Net income	600,309	290,838	791,294
Preferred security dividends	—	—	9,913

Net income to common stockholders	$600,309	$290,838	$781,381

Average number of common shares outstanding—basic	411,175	257,925	234,222

Average number of common shares outstanding—diluted	420,296	264,781	263,305

Earnings per common share—basic:
Income from continuing operations	$1.46	$1.13	$3.50

Loss from discontinued operations	$—	$—	$(0.16)

Net income to common stockholders	$1.46	$1.13	$3.34

Earnings per common share—diluted:
Income from continuing operations	$1.43	$1.10	$3.15

Loss from discontinued operations	$—	$—	$(0.14)

Net income to common stockholders	$1.43	$1.10	$3.01

(1)	Includes $4,575,624; $1,244,222 and $905,280 of Retail Copayments for the years ended December 31, 2004, 2003 and 2002, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Common stock:
Balance—beginning of year	$269	$263	$233
Issuances from exercises of stock options and warrants	15	6	3
Common stock issued for AdvancePCS acquisition	191	—	—
Conversion of Convertible Preferred Securities	—	—	27

Balance—end of year	475	269	263

Additional paid-in capital:
Balance—beginning of year	1,762,477	1,665,155	1,395,246
Exercise of employee stock options	126,420	76,392	21,896
Income tax benefit from employee exercises of stock options	117,679	22,332	62,842
Shares held in trust issued under employee stock purchase plan	2,110	154	(175)
Performance-based restricted stock grant	1,183	—	—
Common stock issued for AdvancePCS acquisition, net of issuance costs	6,225,002	—	—
Fair value of replacement stock options and warrants issued for AdvancePCS Acquisition	336,817	—	—
Cancellation of unvested replacement stock options	(8,139)	—	—
Repurchase of warrant	—	(2,771)	—
Conversion of Convertible Preferred Securities	—	—	192,701
Preferred security dividends	—	—	(9,913)
Other	482	1,215	2,558

Balance—end of year	8,564,031	1,762,477	1,665,155

Unearned stock-based compensation:
Balance—beginning of year	—	—	—
Intrinsic value of unvested stock options issued for AdvancePCS Acquisition	(49,907)	—	—
Stock option expense	19,985	—	—
Cancellation of unvested replacement stock options	8,139	—	—

Balance—end of year	(21,783)	—	—

Treasury stock:
Balance—beginning of year	(28,782)	(22,671)	—
Purchases of treasury stock	(482,196)	(6,111)	(22,671)

Balance—end of year	(510,978)	(28,782)	(22,671)

Shares held in trust:
Balance—beginning of year	(101,103)	(102,948)	(104,581)
Stock issued under employee stock purchase plan	3,651	1,845	1,633

Balance—end of year	(97,452)	(101,103)	(102,948)

Accumulated deficit:
Accumulated deficit—beginning of year	(981,233)	(1,272,071)	(2,063,365)
Net income	600,309	290,838	791,294

Accumulated deficit—end of year	(380,924)	(981,233)	(1,272,071)

Accumulated other comprehensive loss:
Accumulated other comprehensive loss—beginning of year	(10,990)	(10,035)	—
Other comprehensive loss—minimum pension liability accrual, net of income tax benefit of $1,702 in 2004, $636 in 2003 and $6,690 in 2002	(2,662)	(955)	(10,035)

Accumulated other comprehensive loss—end of year	(13,652)	(10,990)	(10,035)

Total stockholders’ equity	$7,539,717	$640,638	$257,693

Comprehensive income:
Net income	$600,309	$290,838	$791,294
Other comprehensive loss	(2,662)	(955)	(10,035)

Comprehensive income	$597,647	$289,883	$781,259

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$600,309	$290,838	$791,294
Adjustments to reconcile net income to net cash provided by continuing operations:
Deferred income taxes	347,925	174,614	(520,000)
Depreciation and amortization	123,818	45,062	29,928
Provision for doubtful accounts	23,675	8,909	13,457
Stock option expense	19,985	—	—
Performance-based restricted stock expense	1,183	—	—
Write-off of deferred financing costs	2,206	—	—
Non-cash interest expense	3,139	3,607	3,400
Other non-cash expenses	489	1,215	1,063
Loss from discontinued operations, net of income tax benefit	—	—	37,503
Changes in operating assets and liabilities, net of effects of acquisitions and/or disposals of businesses:
Accounts receivable	260,108	(171,570)	(92,635)
Inventories	(29,533)	(4,527)	(52,929)
Accounts payable	158,026	85,484	89,488
Claims and discounts payable	23,829	136,502	72,301
Other operating assets and liabilities	67,584	5,758	35,561

Net cash provided by continuing operations	1,602,743	575,892	408,431
Cash flows from investing activities:
Purchase of short-term investments, net	(223,610)	—	—
Acquisitions of businesses, net of cash acquired	(392,593)	(8,610)	(49,581)
Capital expenditures	(80,500)	(63,243)	(48,400)
Proceeds from sales of capital assets	6,112	—	—
Partial liquidation of cost-method investment	10,382	—	—

Net cash used in investing activities	(680,209)	(71,853)	(97,981)
Cash flows from financing activities:
Proceeds from stock-based compensation plans and retirement of warrant	145,119	75,626	24,843
Purchase of treasury stock	(482,196)	(6,111)	(22,671)
Principal payment under AdvancePCS Senior Notes Tender Offer	(206,810)	—	—
Net repayments under credit facility	(98,625)	(2,500)	—
Common stock issuance costs for AdvancePCS Acquisition	(2,527)	—	—
Deferred financing costs	(3,852)	(100)	(1,291)
Net repayments under trade receivables sales facility	—	—	(99,200)
Dividend payments on Convertible Preferred Securities	—	—	(14,000)

Net cash provided by (used in) financing activities	(648,891)	66,915	(112,319)
Cash used in discontinued operations	(10,168)	(62,430)	(50,393)

Net increase in cash and cash equivalents	263,475	508,524	147,738
Cash and cash equivalents—beginning of year	815,328	306,804	159,066

Cash and cash equivalents—end of year	$1,078,803	$815,328	$306,804

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1. Business and Basis of Presentation

Caremark Rx, Inc., a Delaware corporation (the “Company”), is one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $25.8 billion for 2004. The Company’s operations are conducted primarily through Caremark Inc. (“Caremark”), a wholly-owned, indirect subsidiary of Caremark Rx, and CaremarkPCS (f/k/a AdvancePCS) (“CaremarkPCS” or “AdvancePCS”), a wholly-owned, direct subsidiary of Caremark Rx. Caremark Rx acquired AdvancePCS on March 24, 2004, as further described at Note 3, “Acquisitions of Businesses—AdvancePCS,” below. The Company’s customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States.

The Company’s pharmaceutical services are generally referred to as pharmacy benefit management, or “PBM,” services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. The Company dispenses prescription drugs to participants in its customers’ benefit plans through its seven large, automated mail service pharmacies and its 21 smaller regional mail service pharmacies. The Company also maintains a nationwide network composed of more than 57,000 independent retail pharmacies with which it has contracted to purchase pharmaceuticals for immediate delivery to its customers’ participants.

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

Short-term Investments. The Company’s short-term investments consist of commercial paper and other debt instruments with initial maturities greater than three months when purchased and therefore not considered to be cash equivalents. These investments, which are classified as available-for-sale, were purchased as part of the Company’s cash management strategy and are carried at historical cost, which approximated fair value at December 31, 2004.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Company continually evaluates whether events and circumstances have occurred that indicate that its long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets’ fair values. None of the Company’s assets were impaired during 2004, 2003 or 2002.

Revenue Recognition. The Company generates its net revenue primarily from dispensing prescription drugs and performing related services. The Company dispenses prescription drugs both directly, through its mail service pharmacies, and indirectly, through its network of third-party retail pharmacies. The Company recognizes revenues from prescription drugs dispensed by its mail service pharmacies, and under retail network contracts where it is the principal, on a gross basis at the prescription prices (ingredient cost plus dispensing fee) negotiated with the Company’s customers. Net revenue includes: (i) the portion of this amount that the customer pays directly to the Company, net of any volume-related or other sales discounts paid back to the customer, as discussed further below at “Drug Discounts,” (ii) the portion of this amount paid to either the Company (“Mail Copayments”) or a third-party pharmacy in its retail network (“Retail Copayments”) by individual participants in customers’ benefit plans and (iii) administrative fees for retail network contracts where it is not the principal obligor as discussed further below. The Company’s net revenue for the years ended December 31, 2004, 2003 and 2002 includes Retail Copayments of approximately $4.6 billion, $1.2 billion and $905 million, respectively, which were made directly by customers to the pharmacies in our independent retail network.

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

The Company has determined that it is a principal in the majority of its retail network transactions under the indicators set forth in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), due to its: (i) being the primary obligor in the arrangement; (ii) having latitude in establishing price; (iii) changing the product or performing part of the service; (iv) having discretion in supplier selection; (v) involvement in the determination of product or service specifications and (vi) having credit risk. The Company’s obligations under its customer contracts for which revenues are reported using the gross method are separate from its responsibilities to pharmacies under its retail network contracts; therefore, the Company is liable to pay the retail pharmacies in its networks for products dispensed, regardless of whether it is paid by its customers. The Company’s responsibilities under such customer contracts include, among others, validating eligibility and coverage levels, communicating the prescription price and the copayment due to the retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting clinically appropriate generic alternatives where applicable, and approving the prescription for dispensing. Although the Company does not have credit risk with respect to Retail Copayments, management believes that all of the other indicators of gross treatment are present. The Company records retail revenues for certain customers who directly contract with their own retail pharmacy networks using the net method.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Company also generates revenue from the provision of certain services. These services accounted for less than 1% of total net revenue in all periods presented and include primarily the following services, along with their accompanying revenue recognition policies:

•	Disease Management. This source of revenue relates to providing education and monitoring programs to participants for certain chronic diseases. Revenue is recognized on a per capita basis (i.e., per participant per month) as services are performed and collection is reasonably assured.

•	Data Access. This source of revenue results from the sale of de-identified pharmaceutical claim data. Revenue is recognized when contractual obligations have been performed and collection is reasonably assured.

•	Other services. We generate revenues from the provision of other services, including certain formulary management services, clinical services and other items ancillary to our business. Revenues from these services are recognized when the earnings process is complete and collection is reasonably assured.

Cost of Revenues. The Company’s cost of revenues includes the cost of pharmaceuticals dispensed, either directly through the Company’s mail service pharmacies or indirectly through its network of third-party retail pharmacies, and the operating costs of the Company’s mail service pharmacies, customer service operations and related information technology support, excluding depreciation. The cost of pharmaceuticals dispensed component of cost of revenues totaled approximately $23.5 billion, $8.0 billion and $5.9 billion in 2004, 2003 and 2002, respectively, and consists of the following principal components: (i) the cost of products purchased from manufacturers or distributors and shipped to participants in customers’ benefit plans from the Company’s mail service pharmacies, net of any associated volume-related or other purchase discounts, as discussed further below at “Drug Discounts,” and (ii) the cost of products distributed (including Retail Copayments) through the Company’s third-party retail network under contracts where it is the principal, net of any associated volume-related or other purchase discounts.

Drug Discounts. The Company deducts from its revenues any discounts paid to its customers. The Company has used this accounting treatment, which is required by Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”), in all periods presented. The discounts that the Company pays to its customers are determined in accordance with customer contracts and are customarily based on either fixed discount amounts per prescription for all products dispensed or a percentage of amounts of manufacturer discounts received for specific products dispensed, and any related liability is included in the total for “Claims and discounts payable.”

The Company also receives various forms of purchase discounts on its products. The Company’s contractual arrangements with various vendors, including manufacturers, wholesalers and retail pharmacies/chains, typically provide for its receiving discounts from established list prices in one, or a combination of, the following forms: (i) a direct discount at the time of purchase; (ii) a discount for prompt payment of invoices or (iii) when products are indirectly purchased from a manufacturer (e.g. through a wholesaler or retail pharmacy or chain), a discount paid subsequent to dispensing, or rebate. The Company also receives additional discounts under its wholesale contract if it exceeds contractually defined annual purchase volumes. The rebates that the Company receives from manufacturers are recognized on a prescriptions-dispensed basis and are generally calculated on quarterly dispensed volumes. Rebates are generally billed to manufacturers within 30 days subsequent to the end of the applicable quarter. Historically, the effect of any adjustments resulting from the reconciliation of rebates recognized and recorded to amounts billed and collected has not been material to the Company’s results of operations, and the Company accounts for any such difference as a change in accounting estimate in the period the reconciliation is completed.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Company earns purchase discounts at various points in its business cycle (product purchase, vendor payment or at the time of dispensing) for products it dispenses from both its mail service pharmacies and the pharmacies in its third-party retail networks. Purchase discounts the Company earns are recorded as a reduction of “Cost of revenues.” The Company has used this accounting treatment, which is required by Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”), in all periods presented. In addition, the Company receives fees from pharmaceutical manufacturers for administrative services, which include the aggregated billing of rebates and centralized contracting. As required by EITF 02-16, these administrative fees are also recorded as a reduction of “Cost of revenues.”

Stock Options. The Company accounts for options to purchase its common stock under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). When the Company adopted FAS 123, it elected to continue using the intrinsic value method of expense recognition contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, instead of the fair value method found in FAS 123, to account for employee stock options granted under its stock-based compensation plans. FAS 123 was revised in December 2004 as described further below under the caption, Recent Accounting Pronouncements.

The intrinsic value method requires the Company to recognize compensation expense based on the difference in the market price and the exercise price of options at their grant date. The exercise price of option grants under the Company’s stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no compensation expense, other than compensation expense for the replacement stock options issued in connection with the AdvancePCS Acquisition as further discussed below, has been recognized in the accompanying audited consolidated financial statements in 2004. The Company recognized approximately $20 million of stock option expense in the year ended December 31, 2004, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange for their AdvancePCS options upon completion of the Company’s acquisition of AdvancePCS. The total intrinsic value of these unvested options at the acquisition date was approximately $49.9 million, and the Company is expensing the intrinsic value of these options over their vesting periods using the optional pro rata method described in FASB Interpretation No. 28. The actual amount to be expensed will be reduced for any options that are canceled prior to vesting, and approximately $8.3 million of the $49.9 million originally allocated to unearned stock-based compensation was forfeited during the year ended December 31, 2004, due to cancellation of the underlying stock options.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

	Year Ended December 31,
	2004	2003	2002
As reported:
Net income to common stockholders	$600.3	$290.8	$781.4

Stock-based employee compensation cost (1)	$19.0	$0.3	$0.6

Net income per common share—basic	$1.46	$1.13	$3.34

Net income per common share—diluted	$1.43	$1.10	$3.01

Pro forma:
Net income to common stockholders	$588.6	$284.8	$769.6

Stock-based employee compensation cost (2)	$30.7	$6.3	$11.8

Net income per common share—basic	$1.43	$1.10	$3.29

Net income per common share—diluted	$1.40	$1.07	$2.96

Black-Scholes assumptions (3) (weighted average):
Risk-free interest rate	2.41%	2.01%	2.87%
Expected volatility	37%	45%	45%
Expected option lives (years)	3.1	3.1	6.3

(1)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) included in the determination of net income during the period.

(2)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income if the fair value based method had been applied to all awards vesting during the period, including the unvested replacement stock options issued to AdvancePCS optionees.

(3)	Represents Black-Scholes inputs used to value options granted during the period. The amounts reflected for the 2004 period were significantly influenced by (i) the inputs used to value the unvested component of the replacement stock options issued to AdvancePCS optionees in connection with the AdvancePCS Acquisition (as defined below) and (ii) a change in the Company’s stock option plans whereby all preexisting plans, under which options became fully vested two years from the grant date, were consolidated into the Company’s 2004 Stock Incentive Plan that was approved by the Company’s stockholders in March 2004. Options granted under the 2004 Stock Incentive Plan become fully vested five years from the date of grant.

See Note 10, “Stockholders’ Equity” for additional information concerning the Company’s stock option plans.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board issued a revision of FAS 123 entitled Share-Based Payment (“FAS 123R”). FAS 123R requires companies to recognize

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

the grant-date fair value of stock options as an expense in their financial statements, as opposed to the footnote-only pro forma disclosure requirements contained in FAS 123. Companies may continue the FAS 123 pro-forma disclosures through the required effective date of adoption of FAS 123R, which will be no later than July 1, 2005, for the Company.

Under the transition provisions of FAS 123R, options currently being reflected in the FAS 123 pro forma disclosures will be expensed over their remaining vesting periods as of the date of adoption of FAS 123R using the valuation assumptions and methods previously used to prepare the pro forma disclosures. The estimated grant date fair value of any new stock option grants made after FAS 123R is adopted will be expensed over the vesting periods of the underlying stock option. FAS 123R does not require the use of a particular option pricing model, and the Company is currently evaluating the various models that it may use to estimate the grant date fair value of stock options upon adoption of FAS 123R.

Additionally, FAS 123R changes the accounting for many equity instruments other than stock options that may be issued to employees under the Company’s various benefit plans. A portion of future grants under the Company’s employee stock purchase plan, as currently structured, would result in compensation expense after adoption of FAS 123R, and instruments such as the restricted stock or stock units which may be issued under the Company’s 2004 Stock Incentive Plan would be impacted as well. The Company estimates that the adoption of FAS 123R at July 1, 2005, would result in additional stock option expense of approximately $5.6 million over the $13.4 million which was expected to be expensed in 2005 under previous accounting rules. This estimate excludes consideration of any expenses related to the Employee Stock Purchase Plan, which are expected to be insignificant, and the impact of any stock option grants which may be made in 2005. FAS 123R also changes the statement of cash flows classification of tax benefits received for the amount of income tax deductions taken for option exercises in excess of amounts expensed thereunder. These amounts are currently classified in cash flows from operating activities; however, they will be classified as cash flows from financing activities after adoption of FAS 123R. The payroll taxes paid by the Company related to stock option exercises will remain classified as cash flows from operating activities. The Company does not expect the adoption of FAS 123R in 2005 to have a material effect on its financial position, results of operations or cash flows.

3. Acquisitions of Businesses

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

Under the terms of the Agreement and Plan of Merger dated as of September 2, 2003, by and among the Company, Cougar Merger Corporation (a wholly-owned subsidiary of the Company formed to effect the AdvancePCS Acquisition) and AdvancePCS (the “Merger Agreement”), AdvancePCS stockholders received value equivalent to 2.15 shares of the Company’s common stock for each AdvancePCS share based on the average closing price of the Company’s stock for the five trading days ending March 17, 2004, which was $32.61 per share. This consideration was paid 90% in the Company’s common stock (an aggregate of 190,979,096 shares) and 10% in cash (an aggregate of $692 million), which was funded with cash on hand. This purchase price calculation valued AdvancePCS primarily on the basis of management’s expectations of future earnings and cash flows and resulted in the recognition of goodwill.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

	Year Ended December 31,
	2004	2003
Net revenue	$30,410,924	$28,098,963

Net income	$650,652	$471,752

Earnings per share—basic	$1.43	$1.05

Earnings per share—diluted	$1.40	$1.03

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the AdvancePCS Acquisition had been completed at the beginning of each period. In addition, the pro forma financial information above does not attempt to project the Company’s future results of operations.

The pro forma revenue amount presented above includes approximately $5.6 billion and $5.4 billion of retail copayments for the years ended December 31, 2004 and 2003, respectively. The pro forma financial information reflects the following pro forma adjustments and assumptions:

(a) Inter-company revenue related to Caremark’s historical participation in AdvancePCS’s specialty pharmacy networks was eliminated. This adjustment had no impact on pro forma net income or pro forma earnings per share.

(b) Annual amortization expense of approximately $48.4 million was included in both 2004 and 2003. This amount represents the total intangible asset amortization expense based on the Company’s estimates of the values and lives of acquired intangible assets and also reflects elimination of AdvancePCS’s historical amortization expense for identifiable intangible assets in periods prior to the acquisition.

(c) Total stock option expense of approximately $28 million was included to reflect the accounting treatment of unvested replacement stock options issued to AdvancePCS optionees as discussed in Note 2.

(d) Approximately $25.2 million and $3.4 million of integration and other related expenses incurred in the years ended December 31, 2004 and 2003, respectively, in connection with the AdvancePCS Acquisition were eliminated.

(e) Approximately $16 million of annual interest expense was eliminated from AdvancePCS’s standalone results for periods prior to the AdvancePCS Acquisition to reflect the repurchase of the AdvancePCS 8 1/2% senior notes due 2008 described further below in Note 8, “Long-term Debt and Operating Leases.”

(f) Incremental shares of common stock were added to the Company’s basic and diluted shares outstanding, respectively, in both periods to reflect the issuance of the Company’s common stock as 90% of the acquisition consideration and the additional common stock equivalents resulting from issuance of the replacement stock options described in Note 2, “Summary of Significant Accounting Policies—Stock Options.”

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Company is currently in the process of evaluating the net assets acquired from AdvancePCS. The allocation of the purchase price paid by the Company to the assets and liabilities acquired from AdvancePCS is preliminary and subject to revision based on the outcome of ongoing evaluations of these assets and liabilities. The Company completed the most significant of these evaluations, the finalization of the values and lives of acquired customer relationships and of the fair values of acquired real estate lease obligations, in the year ended December 31, 2004. The following table summarizes the Company’s preliminary estimates of the fair values of assets acquired and liabilities assumed in the AdvancePCS Acquisition (in thousands):

As of March 23, 2004
Current assets	$2,327,640
Property and equipment	141,861
Goodwill	6,933,380
Identifiable intangible assets	810,281
Other assets	10,493

Total assets acquired	10,223,655

Current liabilities	2,402,089
Long-term debt	208,420
Deferred income taxes	245,117
Other liabilities	88,315

Total liabilities assumed	2,943,941

Net assets acquired	$7,279,714

The amount of goodwill acquired in the AdvancePCS Acquisition that is deductible for tax purposes is not material. The values and weighted average amortizable lives of acquired identifiable intangible assets, which are being amortized using the straight-line method, were as follows as of the date of the AdvancePCS Acquisition:

Asset	Value (thousands)	Weighted Average Life (years)
Customer relationships	$799,000	18.9
Non-compete agreements	10,281	1.8
Technology	1,000	5.0

	$810,281	18.7

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

The Company recorded the acquisition of Choice Source using the purchase method of accounting. The Company recorded approximately $4.1 million of net working capital, $2.0 million of identifiable intangible assets and $43.2 million of goodwill in the initial purchase price allocation for Choice Source. The identifiable

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

intangible assets of Choice Source consist entirely of certain licenses with indefinite estimated useful lives and are, therefore, not subject to amortization. Choice Source’s financial position, results of operations and cash flows, none of which are material to the Company as a whole, have been included in the Company’s audited consolidated financial statements since May 1, 2002.

4. AdvancePCS Integration Plan

The Company is currently in the process of integrating its previously existing business with that of AdvancePCS. The Company completed the major activities under the plan with respect to workforce rationalization in 2004. Additional integration planning items such as system integration strategies will continue to be evaluated into 2005.

The Company expects to adjust the AdvancePCS purchase price allocation to reflect, as additional liabilities and goodwill, termination and/or relocation benefits or other exit costs to the extent they relate to employees or activities of AdvancePCS prior to the AdvancePCS Acquisition. The Company also expects to record additional expenses for similar costs to the extent that they relate to employees or activities of the Company prior to the AdvancePCS Acquisition.

Through December 31, 2004, the Company has incurred obligations to pay approximately $35.6 million of involuntary termination and related benefits to former AdvancePCS executives and other former employees of AdvancePCS. These amounts are included in the preliminary AdvancePCS purchase price allocation. The Company also incurred liabilities totaling approximately $3.9 million for involuntary termination benefits payable to its existing employees during the year ended December 31, 2004. This amount is included in “Integration and other related expenses” on the accompanying consolidated statement of income. The remainder of the $25.2 million of “Integration and other related expenses” for the year ended December 31, 2004, consists primarily of: (1) a writeoff of approximately $2.2 million of deferred loan costs for indebtedness retired in conjunction with the closing of the AdvancePCS Acquisition; (2) approximately $8 million of integration planning activities related to the AdvancePCS Acquisition and (3) approximately $6 million related to retention benefit obligations under the AdvancePCS Retention Plan. The balance of the costs incurred in 2004 relate primarily to payments to outside service vendors used for various integration-related projects. A rollforward of liabilities for involuntary termination benefits incurred in connection with the integration plan is as follows (in thousands):

Year Ended December 31, 2004
Balance at beginning of period	$—

Involuntary termination benefits charged to:
AdvancePCS purchase price allocation	35,623
Integration and other related expenses	3,853

39,476
Payments	(38,592)

Balance at end of period	$884

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

5. Supplemental Cash Flow Information

Supplemental information with respect to the Company’s cash flows for each of the three years ended December 31, 2004 is as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Cash paid during the period for:
Interest payments, net of interest income received	$38,091	$38,944	$43,367

Income tax payments (refunds), net	$(19,490)	$14,863	$7,118

Non-cash investing and financing activities:
AdvancePCS Aquisition
Fair value of non-cash net assets acquired (based on the Company’s preliminary purchase price allocation)	$6,915,513	$—	$—

Issuance of approximately 191,000 shares of common stock	$6,227,720	$—	$—
Issuance of replacement stock options for the purchase of approximately 14,000 shares of common stock, net of approximately $49.9 million allocated to unearned compensation	271,909	—	—
Issuance of replacement warrants for the purchase of approximately 902 shares of common stock	15,000	—	—

Fair value of non-cash consideration	$6,514,629	$—	$—

Convertible Preferred Securities
Conversion of Convertible Preferred Securities into 26,850 common shares	$—	$—	$200,000

The cash tax payments/refunds presented in the table above include the effects of utilization of the Company’s tax net operating loss carryforwards. See Note 11, “Income Taxes” for further information concerning cash payments of income taxes.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

6. Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the shorter of the estimated useful life of each asset or the term of any underlying lease. Estimated useful lives range from 5 to 30 years for buildings, up to 15 years for leasehold improvements and 3 to 11 years for equipment and computer software. Property and equipment consisted of the following at December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
Land	$2,163	$1,532
Buildings and leasehold improvements	95,618	55,352
Equipment and computer software	420,163	237,935
In-process construction and software development	13,792	29,182

	531,736	324,001
Less accumulated depreciation	(246,522)	(164,232)

	$285,214	$159,769

7. Goodwill and Other Intangible Assets

Goodwill consists primarily of amounts attributable to the acquisitions of AdvancePCS and Choice Source. The change in goodwill in the year ended December 31, 2004, consists entirely of amounts of goodwill resulting from the AdvancePCS Acquisition. Other intangible assets consisted of the following at December 31, 2004 and 2003 (in thousands):

	December 31, 2004		December 31, 2003
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Indefinitely-lived identifiable intangible assets acquired in business combinations (not subject to amortization)	$2,043		$2,043

Amortizable identifiable intangible assets acquired in business combinations:
Customer relationships	799,000	(32,616)	—	—
Non-compete agreements	10,281	(4,517)	—	—
Technology	1,000	(154)	—	—

	810,281	(37,287)	—	—

Other amortizable identifiable intangible assets:
Deferred financing costs	19,817	(14,081)	23,386	(16,156)
Unrecognized prior service cost for defined benefit plan	1,539	—	—	—

	21,356	(14,081)	23,386	(16,156)

	$833,680	$(51,368)	$25,429	$(16,156)

The portion of amortization expense related to deferred financing costs has been classified as interest expense and totaled $3.1 million, $3.6 million and $3.4 million for the years ended December 31, 2004, 2003 and

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

2002, respectively. Additionally, approximately $2.2 million of deferred loan costs related to the Company’s prior credit agreement was written off on March 24, 2004, when this agreement was replaced. This amount is included in “Integration and other related expenses.”

Future amortization expense for intangible assets existing at December 31, 2004, including amounts classified as interest expense, is expected to be recorded as follows: 2005—$50.0 million, 2006—$45.7 million, 2007—$43.4 million, 2008—$43.0 million and 2009—$42.4 million.

8. Long-Term Debt and Operating Leases

Information with respect to the Company’s long-term debt at December 31, 2004 and 2003 is as follows (in thousands):

	December 31, 2004	December 31, 2003
Bank Credit Facility:
Term loan facility (3.46% at December 31, 2004) (1)	$147,000	$—
Revolving facility	—	—

	147,000	—
Previous credit facility:
Term loan facility	—	245,625
Revolving facility	—	—

	—	245,625
Receivables Facility	—	—
7.375% senior notes due 2006 (2)	450,000	450,000
AdvancePCS 8.5% senior notes due 2008 (3)	1,610	—

	598,610	695,625
Less amounts classified as current liabilities:
Bank Credit Facility—term loan (1)	(147,000)	—
AdvancePCS 8.5% senior notes due 2008 (3)	(1,610)	—
Previous credit facility—term loan	—	(2,500)

	$450,000	$693,125

(1)	Repaid on February 18, 2005.
(2)	The fair value of these obligations, based on quoted market prices, was $476.8 million and $483.8 million at December 31, 2004 and 2003, respectively.
(3)	The Company intends to repurchase the AdvancePCS senior notes, pursuant to the terms of their indenture, at 104.25% of face value on April 1, 2005.

Bank Credit Facility. On March 24, 2004, the Company entered into a $550 million unsecured bank credit facility (“Bank Credit Facility”) with Bank of America, N.A. as administrative agent, which replaced the Company’s then-existing credit facility. The Bank Credit Facility is guaranteed by the Company’s material subsidiaries, including Caremark and CaremarkPCS.

The Bank Credit Facility matures on March 23, 2009, and consists of: (i) a $150 million term loan facility with scheduled quarterly principal payments of $1 million which began in June 2004, and (ii) a $400 million revolving credit facility. At December 31, 2004, the Company had approximately $387.5 million available for borrowing under the revolving credit facility, exclusive of approximately $12.5 million reserved under letters of credit. The Company repaid the term loan facility on February 18, 2005. This repayment had no impact on availability under the revolving facility.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

Receivables-backed Credit Facility. On March 24, 2004, the Company entered into a $500 million receivables-backed credit facility (“Receivables Facility”) with Wachovia Bank, N.A., as administrative agent for a group of lenders collectively referred to as the “conduits.” Under the terms of the Receivables Facility, Caremark Receivables LLC, a wholly-owned subsidiary of Caremark Rx, has agreed to purchase certain accounts receivable from Caremark and CaremarkPCS and to sell a first priority undivided percentage ownership interest, along with a first priority security interest, in these purchased receivables to the conduits. The Receivables Facility expires on March 23, 2005, and the Company does not intend to extend or renew this facility. No amounts were outstanding under the Receivables Facility at December 31, 2004.

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

AdvancePCS Senior Notes. In conjunction with the AdvancePCS Acquisition, the Company conducted a consent solicitation and tender offer for the AdvancePCS 8 1/2% Senior Notes due 2008 (“AdvancePCS Senior Notes”). The Company successfully tendered for approximately $186.2 million (face amount) of the AdvancePCS Senior Notes, with $1.6 million remaining outstanding at December 31, 2004. The aggregate premium paid for the tender offer was approximately $20.6 million. The Company intends to repurchase these notes, pursuant to the terms of the indenture governing the notes, at 104.25% of face value on April 1, 2005.

Other Debt Information. The Company was in compliance with all debt covenants at December 31, 2004. Principal maturities of long-term debt payable under the Senior Notes and the AdvancePCS Senior Notes at December 31, 2004, are as follows (in thousands):

2006	$450,000
2008(1)	1,610

Total	$451,610

(1)	The Company intends to repurchase the AdvancePCS Senior Notes at 104.25% of Face Value on April 1, 2005.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

As previously mentioned, the Company repaid its $147 million term loan facility on February 18, 2005. Any amounts outstanding under the Receivables Facility would be due in March 2005, and any amounts outstanding under the revolving facility would be due in March 2009.

Interest expense totaled $43.8 million, $47.5 million and $49.4 million in 2004, 2003 and 2002, respectively. Interest income totaled $12.8 million, $4.9 million and $2.6 million in 2004, 2003 and 2002, respectively.

Operating Leases. The Company leases the significant majority of the real property used in its continuing operations. These leases are classified as operating leases and generally have five to fifteen year terms with renewal options. Total rent expense for the Company’s continuing operations, consisting primarily of expenses for these leases and for leased equipment, was $51.1 million, $21.1 million and $19.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2004, are as follows (in thousands):

2005	$52,406
2006	38,271
2007	30,530
2008	26,307
2009	21,888
Thereafter	97,584

Total	$266,986

The Company has subleased certain excess space for which it is the primary lessor. The amounts in the table above exclude these subleases, which are not material. Additionally, the Company retains certain lease obligations related to its discontinued operations. See Note 13, “Discontinued Operations and Related Contingencies.”

9. Redeemable Preferred Stock

On October 15, 2002, the Company redeemed its Convertible Preferred Securities. This redemption resulted in the Company’s issuance of approximately 26,850,000 shares of its common stock in exchange for all 4 million outstanding shares of Convertible Preferred Securities. The shares issued upon redemption were included as common stock equivalents in the Company’s computations of net income per common share—diluted in 2002. The Company recorded dividends of approximately $9.9 million in 2002 related to the Convertible Preferred Securities.

10. Stockholders’ Equity

Common Stock. The Company’s Fourth Restated Certificate of Incorporation provides that it may issue 700 million shares of common stock, par value $.001. As of December 31, 2004, approximately 475 million shares of common stock were outstanding (including the 18.2 million shares of treasury stock and the 6.0 million shares held in trust described below). During the year ended December 31, 2004, the Company issued approximately 191 million shares in connection with the AdvancePCS Acquisition.

Treasury Stock. On July 1, 2002, the Company announced that it had adopted a plan to repurchase up to $150 million of its common stock on the open market. On July 20, 2004, the Company announced that it had

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

increased to $750 million the amount authorized for repurchases of its common stock on the open market under its previously announced repurchase program. These repurchases will occur at times and in amounts that management deems appropriate, and the Company has repurchased approximately 18.2 million shares at an aggregate cost of approximately $511 million under this plan through December 31, 2004.

Shares Held in Trust. The Company maintains grantor trusts which, at December 31, 2004, held approximately 6.0 million shares of its common stock, valued at approximately $16 per share. These shares are excluded from the Company’s computation of basic and diluted shares outstanding and are designated to be issued under the Company’s various employee compensation plans.

Rights Plan. On March 1, 1995, the Company’s Board of Directors declared a dividend, which was subsequently paid, of one preferred share purchase right (an “Original Right”) for each then-outstanding share of the Company’s common stock. Each share of the Company’s common stock which was issued subsequent to the record date for this dividend payment carried with it a right equivalent to an Original Right such that each share of the Company’s currently outstanding common stock also represents one preferred share purchase right. On February 1, 2000, the Original Rights were amended and restated in their entirety to represent a right (the “Rights”) to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock of the Company, par value $.001 per share (the “Preferred Shares”), at a price of $52.00 per one one-hundredth of a Preferred Share, subject to adjustment. As of December 31, 2004, none of the Rights have been exercised.

Preferred Stock. The Company’s Third Restated Certificate of Incorporation provides that it may issue 9.5 million shares of Preferred Stock, par value $.001 and 0.5 million shares of Series C Junior Participating Preferred Stock, par value $.001. As of December 31, 2004, there were no shares of preferred stock outstanding.

Stock Options. The Company offers participation in stock option plans to certain employees and individuals. All option grants made by the Company subsequent to March 24, 2004, occur under the Company’s 2004 Stock Incentive Plan and typically vest and become exercisable in incremental annual installments over a period of five years, and expire no later than ten years, from the date of grant. Options granted prior to 2004 under the Company’s previous stock option plans generally became fully vested on the second anniversary of the grant date.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following table summarizes stock option activity for each of the three years ended December 31, 2004:

	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding:
Beginning of year	18,999	$10.02	23,750	$10.60	25,443	$9.60
Granted at market price	4,744	31.71	910	18.10	2,226	15.84
Issued in AdvancePCS Acquisition	13,941	10.27	—	—	—	—
Exercised	(14,286)	8.86	(5,573)	13.71	(3,519)	6.22
Canceled/expired	(1,438)	14.79	(88)	16.42	(400)	14.69

End of year	21,960	15.30	18,999	10.02	23,750	10.60

Exercisable at end of year	13,659	10.36	17,354	9.42	19,880	9.79

Weighted-average fair value of options granted during the year:
Granted at market price		$8.06		$5.69		$7.04

Issued in AdvancePCS Acquisition		$23.08

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
	Options Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable at 12/31/04	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
Under $4.47	5,129	4.94	$4.22	4,997	$4.23
$4.47-$13.21	4,658	5.87	9.13	3,374	9.09
$13.22-$16.63	2,830	7.23	14.56	1,348	14.68
$16.64-$25.14	4,803	6.22	17.89	3,931	17.55
$25.15 and above	4,540	9.35	31.88	9	27.59

	21,960	6.62	15.30	13,659	10.36

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Earnings per share. The following tables reconcile income (numerator) and shares (denominator) used in the Company’s computations of income from continuing operations per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Numerator
Income from continuing operations	$600,309	$290,838	$828,797
Less preferred security dividends	—	—	(9,913)

Basic numerator	600,309	290,838	818,884
Add preferred security dividends	—	—	9,913

Diluted numerator	$600,309	$290,838	$828,797

Denominator
Average number of common shares outstanding (basic denominator)	411,175	257,925	234,222
Common stock equivalents:
Stock options	9,121	6,856	8,377
Convertible Preferred Securities	—	—	20,706

Average number of common shares outstanding (diluted denominator)	420,296	264,781	263,305

Income from continuing operations per common share—basic	$1.46	$1.13	$3.50

Income from continuing operations per common share—diluted	$1.43	$1.10	$3.15

Options to purchase approximately 2.9 million shares of the Company’s common stock at $31.96 to $33.85 per share were outstanding at and during the year ended December 31, 2004, but were excluded from the Company’s computation of average number of common shares outstanding—diluted because the options’ exercise prices were greater than the average market price of the common shares underlying such options during the period.

Employee Stock Purchase Plan. The Company’s employee stock purchase plan (“ESPP”) permits all employees who have been employed for at least sixty consecutive days to purchase common stock of the Company through a payroll deduction plan. Employees may contribute between $5.00 and $885.00 per pay period to the ESPP. The purchase price of the shares under the ESPP is the lesser of 85% of the fair market value on the first or last business day of each month. The ESPP currently results in no compensation expense to the Company; however, the Company’s adoption of FAS 123R in 2005 would result in compensation cost under the ESPP as currently structured. The amounts of compensation cost recognized in 2005 for the ESPP are not expected to be material to the Company’s results of operations.

11. Income Taxes

At December 31, 2004, the Company had a cumulative gross Federal income tax net operating loss (“NOL”) carryforward of approximately $766 million available to reduce future amounts of taxable income, approximately $37 million of which was acquired through the AdvancePCS Acquisition. Under Internal Revenue Code Section 382, there is an annual limitation on the use of the NOLs acquired from AdvancePCS. If not utilized to offset future taxable income, over 98% of the cumulative NOL carryforward amount will expire from 2019 through 2021. The Company also had approximately $56 million of tax effected state NOLs and other state income tax benefits, approximately $9 million of which were acquired in the AdvancePCS Acquisition. The Company has

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

placed a valuation allowance of approximately $24 million on these state NOLs due to uncertainties as to whether the Company will be able to utilize the NOLs in certain states. If not utilized to offset future taxable income, these state NOLs will expire on various dates through 2021, with approximately 60% expiring between 2012 and 2021.

In addition to these NOL carryforwards, the Company had approximately $31 million of future additional income tax deductions related to its discontinued operations. The Company also had a federal alternative minimum tax credit carryforward of approximately $42 million, which may be used to offset its ordinary federal corporate income taxes in the future. The Company currently expects to utilize the majority of the benefit of its NOL and alternative minimum tax credit carryforwards in the second half of 2005. After these carryforwards are fully utilized, the amount of cash taxes the Company will pay as a percentage of pretax income will increase significantly.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Federal NOL carryforward	$268,096	$363,684
State NOL carryforward	55,650	59,949
Alternative minimum tax credit carryforward	42,252	26,761
Accounts receivable valuation allowances	41,464	9,178
Accrued employee benefits	41,362	16,546
Other accrued liabilities	55,010	12,070
Minimum pension benefit accrual	9,532	7,326
Discontinued operations	12,344	14,129
Deferred revenue	3,339	4,033
Other	5,181	175

Gross deferred tax assets	534,230	513,851

Deferred tax liabilities:
Excess tax depreciation	21,563	9,072
Amortization	299,716	5,266
Prepaids and other	6,474	7,189

Gross deferred tax liabilities	327,753	21,527

Net deferred tax asset before valuation allowance	206,477	492,324
Valuation allowance	(23,920)	(23,920)

Net deferred tax asset	$182,557	$468,404

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The provision for income taxes related to continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal (1)	$115,436	$23,977	$14,314
State	51,665	17,634	27,744

	167,101	41,611	42,058
Deferred:
Federal	220,611	145,680	(478,061)
State	9,635	6,602	(58,959)

	230,246	152,282	(537,020)

	$397,347	$193,893	$(494,962)

(1)	Gross of tax benefit for certain stock option exercises which are adjusted directly to additional paid-in capital.

The differences between the provision for income taxes related to continuing operations and the amount computed by applying the statutory federal income tax rate to income from continuing operations before taxes were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Federal income tax at statutory rate	$349,180	$169,656	$116,842
Add (deduct):
State taxes, net of federal income tax benefit	39,844	22,873	13,368
Permanent differences in book and taxable income	8,323	1,364	(467)
Tax benefit of NOL carryforward	—	—	(624,705)

	$397,347	$193,893	$(494,962)

In 2002, the Company reduced the valuation allowance previously placed on its net deferred tax asset. As a result, the Company recorded a total income tax benefit of $590 million in 2002, composed of: (i) a net benefit of $495 million related to income from continuing operations ($25 million current tax liability offset by $520 million deferred tax benefit), (ii) a benefit of $25 million related to discontinued operations and (iii) a direct increase to equity for stock option benefit ($63 million) and minimum pension liability accrual benefit ($7 million). The Company has a remaining valuation allowance of approximately $24 million related to NOLs in certain states in which it currently does not expect to be able to utilize the NOLs prior to their expiration.

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

Due to the complexity of the Company’s discontinued operations divestiture, the fact that NOLs can be audited well beyond a normal three-year statutory audit period and the inherent uncertainty of estimates of future taxable income, the amount of the NOLs which may ultimately be utilized to offset future taxable income may

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

vary materially from the Company’s estimates. The Company has established a reserve for NOL-related contingencies based on its estimates of the amount of benefit from these NOLs that it may ultimately be unable to realize due to factors other than estimates of future taxable income. Subsequent revisions to the estimated realizable value of the deferred tax asset or the reserve for tax-related contingencies may cause the Company’s provision for income taxes to vary significantly from period to period, although cash tax payments will remain unaffected until the NOLs are utilized.

12. Employee Benefit Plans

Defined Contribution Plans. The Company and certain subsidiaries have employee benefit plans to provide retirement, disability and death benefits to substantially all of their employees and affiliates. The plans primarily are defined contribution plans. Effective January 1, 1998, the Board of Directors approved a retirement savings plan for employees and affiliates. The plan is a defined contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Full-time employees and affiliates are eligible to enroll in the plan in the first quarter following two months of service. Individuals on a part-time and per diem basis are eligible to participate in the quarter following completion of one year of service. For employees, the Company makes a matching contribution of 50% of the employee’s pre-tax contribution, up to 6% of the employee’s compensation, in each calendar year. Additionally, after completing the AdvancePCS Acquisition, the Company continued to maintain AdvancePCS’s employee benefit plans, including its 401(k) defined contribution retirement plan, through December 31, 2004. With the exception of an AdvancePCS defined benefit plan that is frozen as to the entrance of new participants, the Company expects to integrate the AdvancePCS employee benefit plans with those of the Company in general through 2005.

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

Remaining Obligations. The Company has accrued approximately $31 million of estimated remaining discontinued operations exit costs, which are included in “Other accrued expenses and liabilities” in the accompanying audited consolidated balance sheet at December 31, 2004. This amount is an estimate, and the actual liability could differ from the amount recorded.

The Company retained numerous operating leases, primarily for administrative and office space, related to its discontinued operations. As of December 31, 2004, the cumulative gross rents related to such leases were

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

approximately $18.1 million, with sublease arrangements of approximately $9.9 million in place. The Company has estimated the costs to terminate or sublease these facilities and has included the net amount in its accrual for remaining discontinued operations exit costs.

Contingencies. The Company and/or one or more of its subsidiaries, affiliates or managed physician practices is a party to certain claims and proceedings related to its discontinued operations. The eventual outcome of these claims and proceedings could differ from the amounts accrued at December 31, 2004, and, if different, could result in the Company’s recording additional losses on the disposal of its discontinued operations. Additionally, as of December 31, 2004, the Company had assigned to various parties approximately $56.6 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries or affiliates remain named as guarantor or obligor on these lease obligations.

14. Contingencies

As a participant in the healthcare industry, the Company’s business operations are subject to complex federal and state laws and regulations and enforcement by federal and state governmental agencies as described in Item 1, “Business—Government Regulation.” The Company is subject to various lawsuits and governmental investigations relating to its continuing PBM operations and to various lawsuits relating to its discontinued PPM and contract services operations. Legal actions involving the Company include, without limitation, business disputes, contract disputes, employment disputes and professional liability claims.

In December 2004, Caremark filed a complaint in the United States District Court for the Middle District of Tennessee in Nashville for declaratory and injunctive relief against TennCare, the State of Tennessee’s managed health care program. TennCare provides healthcare coverage to individuals eligible for Medicaid benefits and other uninsured or uninsurable individuals. The complaint seeks a declaration that certain pharmacy benefit plan limitations, including timely filing requirements, pharmacy network limitations and pharmacy benefit card presentation requirements, are enforceable with respect to claims submitted to Caremark by TennCare for reimbursement by pharmacy benefit plans administered by Caremark. Caremark filed this action because issues have been raised by the State of Tennessee, five other states and CMS concerning how the Company is adjudicating Medicaid third-party liability claims that have been paid by the respective state’s Medicaid program when the beneficiary also had coverage under a pharmacy benefit plan administered by Caremark. In the initial case management order released by the court as of February 22, 2005, the court disclosed the existence of a qui tam action filed under seal approximately six years ago in the United States District Court for the Western District of Texas. According to statements made by the United States Department of Justice during the scheduling conference which preceded the case management order, the Department of Justice indicated that it intends to request that the Nashville District Court dismiss the case brought by Caremark or transfer it to the Western District of Texas so that the issues raised in the Caremark action may be addressed in the qui tam action filed in Texas. The Company has not seen a copy of the qui tam complaint reported to be on file in Texas. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. The Company has been providing information requested by the United States Department of Justice and several of the other states mentioned.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

breached certain purported fiduciary duties under ERISA. In addition, the lawsuit alleges breach of contract and violations of the Illinois Consumer Fraud Deceptive Business Practices Act. The lawsuit seeks unspecified monetary damages and restitution.

In July 2004, Caremark Rx and Caremark were served with a purported private class action lawsuit that was filed by Robert Moeckel, on behalf of the John Morrell Employee Benefits Plan, in the United States District Court for the Middle District of Tennessee alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in the ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. This lawsuit, which is similar to the Bickley and Dolan actions described below and other pending litigation filed against other PBM companies, seeks unspecified monetary damages and injunctive relief. Caremark Rx and Caremark have filed motions seeking the complete dismissal of this action on various grounds. In January 2005, a hearing was held on the motions, but the court has not yet issued a ruling on the pending motions.

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

In January 2003, a sealed qui tam action was filed by relators Michael Fowler and Peppi Fowler, two pharmacists then employed by Caremark, purportedly as private attorneys general acting on behalf of the State of Florida, the State employees’ pharmacy benefits plan and plan members. The lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the Florida False Claims Act. The State of Florida indicated in July 2003 that it would not intervene in the lawsuit, and the lawsuit was unsealed in November 2003. In March 2004, Caremark filed a lawsuit for damages and attorneys’ fees and costs alleging that the Fowlers had unlawfully misappropriated and disclosed to third parties documents containing confidential patient health information in violation of the privacy protections found in various state and federal laws and seeking a court order directing that they return the misappropriated documents to Caremark. Caremark’s complaint was subsequently amended to include allegations that the Fowlers and at least one other member of their family had fraudulently obtained, and unlawfully filled, refilled, and distributed, prescriptions for pharmaceuticals. In June 2004, the State of Florida filed a Motion to Intervene in the qui tam action, in which motion the State sought to replace the Fowlers in litigating the lawsuit. The Circuit Court of Leon County, Florida, Second Circuit, denied the State’s Motion to Intervene. Discovery in the qui tam lawsuit filed by the Fowlers is continuing. On January 16, 2005, the Chicago Tribune reported that the Illinois Attorney General issued a subpoena to the attorney representing the Fowlers in the Florida lawsuit for documents and depositions relating to the Florida lawsuit. The Chicago Tribune reported that the request for documents was related to a qui tam action that has been filed in the State of Illinois. The Company has not seen a copy of the qui tam complaint allegedly on file in Illinois. The Company has been providing information requested by the Illinois Attorney General’s office. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit.

In October 2003, Caremark Rx was served with a purported class action lawsuit filed by John Lauriello in the Circuit Court of Jefferson County, Alabama. The lawsuit was filed on behalf of a purported class of persons

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

who were participants in the 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. Also named as defendants are several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. Alternatively, the lawsuit seeks to re-open the judgment approving the 1999 settlement. After the Court overruled the defendants’ joint motion to dismiss in July 2004, the defendants filed their answers, which, among other things, denied all of the material allegations of the complaint. The parties then filed pleadings setting out their respective positions as to how this case should proceed. In January 2005, the court signed an order on class certification that, among other things, held that this case will proceed as a class action and set out a schedule for challenging the adequacy of John Lauriello to serve as class representative, as well as the appointment of Lauriello’s lawyers to act as class counsel. The defendants have asked the trial court to stay all discovery and deadlines in the case while they pursue available appellate remedies.

In November 2003, a second class action lawsuit was filed by Frank McArthur in the Circuit Court of Jefferson County, Alabama arising out of the same 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. This lawsuit also was filed on behalf of a purported class of persons who were participants in the 1999 settlement, and named as defendants Caremark Rx, several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement, and a number of lawyers and law firms involved in negotiating and securing the approval of the 1999 settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. In December 2003, John Lauriello, the plaintiff in the lawsuit described above, filed a motion to intervene and a motion to dismiss, abate or stay this lawsuit on the grounds that it was a duplicative, later-filed, class action complaint. In January 2004, Caremark Rx and the other defendants filed their own motion to abate, dismiss or stay the lawsuit as a later-filed class action that is substantially similar to the Lauriello lawsuit. The defendants’ motion to stay was granted by the court, and the lawsuit was transferred to an Administrative Docket where it will be reviewed every ninety (90) days. In February 2005, the plaintiffs in the stayed McArthur case filed motions in the Lauriello case seeking to intervene in that litigation and asking for the right to challenge the adequacy of John Lauriello as class representative and his lawyers as class counsel. The court heard argument on the intervention motions and has set out a schedule for completing the briefing on certain of the issues raised in the McArthur plaintiffs’ pleadings.

In October 2003, Caremark Rx, Caremark and AdvancePCS were served with a purported class action complaint filed against them and two PBM competitors in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The plaintiffs twice amended and restated their class action complaint, most recently asserting two claims under a single count purportedly arising under Section 1 of the Sherman Act. The court granted a motion filed by Caremark Rx and Caremark to transfer venue to the United States District Court for the Northern District of Illinois pursuant to the terms of the pharmacy services agreements between Caremark and the plaintiffs. The court also granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The case against Caremark Rx and Caremark is in the initial stages of discovery. The plaintiffs are seeking three times actual money damages and injunctive relief enjoining the alleged antitrust violations.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

In August 2003, AdvancePCS was served with a purported class action brought by Bellevue Drug Co., Robert Schreiber, Inc., d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co., d/b/a Parkway Drugs #4, on behalf of themselves and all others similarly situated, and the Pharmacy Freedom Fund and the National Community Pharmacists Association, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege antitrust violations under Section 1 of the Sherman Act arising from AdvancePCS’s establishment of network rates for retail pharmacies. The plaintiffs seek for themselves and the purported class three times actual money damages and injunctive relief enjoining the alleged antitrust violations. The court granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The plaintiffs have moved for reconsideration of the court’s decision or to have the decision certified for an immediate appeal. The plaintiffs’ motion is pending.

In March and April of 2003, AdvancePCS, and subsequently Caremark Rx and Caremark, were served with a complaint by an individual named Robert Irwin. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. Discovery is currently stayed pending a court determination of whether the case should be dismissed based on recent changes in applicable law that restrict a party’s ability to bring lawsuits under California’s unfair competition law.

In March 2003, AdvancePCS, Caremark Rx and Caremark were served with a purported representative action filed by American Federation of State, County & Municipal Employees, a labor union comprised of numerous autonomous local unions and affiliations. Other PBM companies are also named as defendants in this lawsuit. The lawsuit alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to rebates, pricing, formulary management and mail order services. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. This case has been coordinated with the Irwin case described above before a single judge in Los Angeles County. Based on recent changes in applicable law that restrict a party’s ability to bring lawsuits under California’s unfair competition law, the plaintiff has entered into a stipulation for entry of a judgment, which would dismiss the case against the defendants with prejudice, subject to the right of appeal. After the plaintiff entered into the stipulation, different California Courts of Appeal issued conflicting published opinions about the effect of the change in the law, and the plaintiff has asked the court for permission to withdraw its stipulation. The case is currently stayed pending the court’s decision on how to proceed in light of the uncertain effect of the change in the law.

In April 2002, Caremark Rx was served with a purported private class action lawsuit that was filed by Roland Bickley, on behalf of the Georgia Pacific Corporation Life, Health and Accident Plan, in the United States District Court, Central District of California alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In August 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx was subsequently served in May 2002 with a virtually identical lawsuit, containing the same types of allegations, which was filed by Mary Dolan, on behalf of Wells Fargo Health Plan, and also filed in the United States District Court, Central District of California. In December 2002, this case was also ordered transferred to the United States District Court, Northern District of Alabama.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Both of these lawsuits were amended to name Caremark as a defendant, and Caremark Rx was dismissed from the second case filed. These lawsuits, which are similar to the Moeckel case described above, the pending Glanton and Mulder litigation filed against AdvancePCS (described below) and similar litigation involving other PBM companies, seek unspecified monetary damages and injunctive relief. Caremark Rx and Caremark, as applicable, filed motions seeking the complete dismissal of both of these actions on various grounds. On December 30, 2004, the court presiding over the Bickley matter entered an order dismissing that case in its entirety with prejudice, finding that the plaintiff lacked standing, had failed to exhaust his administrative remedies and that Caremark was not a fiduciary under ERISA as to the plaintiff. In January 2005, Bickley filed a Motion to Alter or Amend the court’s order seeking only to limit the bases upon which the Court dismissed the case. In February 2005, the court denied Bickley’s Motion to Alter or Amend the court’s order of dismissal. The Dolan motion to dismiss remains pending before the court.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

In 1993, independent and retail chain pharmacies separately filed a series of antitrust lawsuits, including a class action lawsuit, against brand name pharmaceutical manufacturers, wholesalers and PBM companies. The cases included claims for purported violations of Section 1 of the Sherman Act as well as the Robinson-Patman Act and sought three times actual money damages and injunctive relief enjoining the alleged antitrust violations. Caremark was named as a defendant in one of the counts contained in a number of the lawsuits brought by certain independent pharmacies in 1994, but was not named in the class action or in the separate actions brought by chain pharmacies and was not a party to any claims under Section 1 of the Sherman Act. The cases with claims against Caremark charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from pharmaceutical manufacturers in violation of the Robinson-Patman Act. The cases with claims against Caremark were first transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings and were originally stayed in 1995 along with all of the Robinson-Patman Act claims against the pharmaceutical manufacturers and other PBMs, except for certain “test” claims against certain brand name pharmaceutical manufacturers that proceeded through discovery. Following a trial of the class action price fixing claims brought against the pharmaceutical manufacturers under Section 1 of the Sherman Act, the substantial majority of the cases remaining in the multidistrict litigation, including those with claims against Caremark, were subsequently transferred to the United States District Court for the Eastern District of New York for further proceedings while a limited number of cases remained in the United States District Court for the Northern District of Illinois. Numerous settlements among the parties other than Caremark have been reached, and all claims in the litigation under Section 1 of the Sherman Act against other parties have been settled or resolved. The Robinson-Patman Act “test” claims that had proceeded through discovery were among the cases transferred to the United States District Court for the Eastern District of New York and likely will proceed to summary judgment or trial before the stay of proceedings against Caremark and the other brand name pharmaceutical manufacturers and PBMs facing Robinson-Patman Act claims is lifted. Caremark cannot anticipate when the stay might be lifted The cases involving claims against Caremark that had remained in the United States District Court for the Northern District of Illinois have been dismissed.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Company believes that its business practices are in material compliance with all applicable laws and regulations and that it has meritorious defenses to the claims of liability or for damages in the actions that have been made against it; however, there can be no assurance that pending lawsuits or investigations will not have a disruptive effect upon the operations of the business, that they will not consume the time and attention of the Company’s senior management, or that their resolution, individually or in the aggregate, will not have a material adverse effect on the operating results and financial condition of the Company or potentially cause the Company to make material changes to its current business practices. It is at least reasonably possible that the Company may have incurred a loss related to one or more of the pending lawsuits or investigations disclosed in this footnote, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution. The Company intends to vigorously defend each of its pending lawsuits and to cooperate with any pending governmental investigations.

15. Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited quarterly financial data for 2004 and 2003. In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of normal recurring items) necessary to present fairly the information set forth therein. The results of operations of AdvancePCS beginning March 24, 2004, and the effects of the AdvancePCS acquisition on outstanding shares are included in the 2004 periods. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Three Months Ended
(In thousands, except per share amounts)	Dec. 31, 2004	Sep. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003
Net revenue	$8,012,844	$7,457,892	$7,304,442	$3,025,943	$2,442,675	$2,256,781	$2,204,039	$2,163,796

Gross profit (1)	$494,291	$432,051	$389,751	$220,279	$202,937	$187,802	$175,322	$163,494

Net income	$205,083	$171,819	$139,219	$84,188	$82,461	$76,830	$68,534	$63,013

Average number of common shares outstanding
Basic	450,378	456,131	459,817	277,753	260,207	259,697	256,391	255,332
Dilutive effect of stock options and warrants	8,602	8,638	11,110	8,159	6,911	6,848	7,215	6,449

Diluted	458,980	464,769	470,927	285,912	267,118	266,545	263,606	261,781

Earnings per common share—basic	$0.46	$0.38	$0.30	$0.30	$0.32	$0.30	$0.27	$0.25

Earnings per common share—diluted	$0.45	$0.37	$0.30	$0.29	$0.31	$0.29	$0.26	$0.24

(1)	Net revenue less cost of revenues and allocated depreciation.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

The Board of Directors and Stockholders

Caremark Rx, Inc.:

Under date of February 21, 2005, we reported on the consolidated balance sheets of Caremark Rx, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Nashville, Tennessee

February 21, 2005

S-1

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Year Ended	Balance at Beginning of Period	Additions Charged To			Deductions		Balance at End of Period
		Costs and Expenses	Other
Allowance for Doubtful Accounts

December 31, 2004	$24.7	$23.7	$5.4	(a)	$21.8	(b)	$51.5
			19.5	(c)
December 31, 2003	$23.2	$8.9	$3.4	(a)	$10.8	(b)	$24.7
December 31, 2002	$18.9	$13.5	$1.5	(a)	$10.7	(b)	$23.2

Deferred Income Tax Asset Valuation Allowance

December 31, 2004	$23.9	$—	$—		$—		$23.9
December 31, 2003	$23.9	$—	$—		$—		$23.9
December 31, 2002	$876.7	$—	$—		$852.8	(d)	$23.9

a)	Recoveries of amounts previously written off
b)	Writeoffs
c)	AdvancePCS Acquisition
d)	Adjustment for estimated realizable value of deferred tax asset

S-2