Form 10-Q
period 2005-03-31
CAREMARK RX INC
filed 2005-05-10
CIK 1000736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, the registrant had 453,627,348 shares (including 5,960,730 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

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

More detailed discussions of certain of these risk factors can be found under the captions: “Business,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements” contained in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 3, 2005.

i

CAREMARK RX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$809,918	$1,078,803
Short-term investments	523,343	223,610
Accounts receivable, less allowance for doubtful accounts of $47,840 in 2005 and $51,473 in 2004	2,101,156	1,977,557
Inventories	367,245	436,754
Deferred tax asset, net	392,191	402,698
Income taxes receivable, net	54,940	64,654
Prepaid expenses and other current assets	48,437	35,550

Total current assets	4,297,230	4,219,626

Property and equipment, net of accumulated depreciation of $269,549 in 2005 and $246,522 in 2004	288,253	285,214
Goodwill, net	7,123,206	6,982,551
Other intangible assets, net of accumulated amortization of $64,028 in 2005 and $51,368 in 2004	768,817	782,312
Other assets	36,348	40,031

Total assets	$12,513,854	$12,309,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$894,883	$678,083
Claims and discounts payable	2,454,858	2,644,426
Other accrued expenses and liabilities	450,012	293,017
Current portion of long-term debt	1,678	148,610

Total current liabilities	3,801,431	3,764,136

Long-term debt, net of current portion	450,000	450,000
Deferred tax liability, net	237,628	220,141
Other long-term liabilities	331,555	335,740

Total liabilities	4,820,614	4,770,017

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value per share; 700,000 shares authorized; issued — 475,971 shares in 2005 and 474,578 shares in 2004	476	475
Additional paid-in capital	8,593,933	8,564,031
Unearned stock-based compensation	(17,037)	(21,783)
Treasury stock — 20,238 shares in 2005 and 18,158 shares in 2004	(590,626)	(510,978)
Shares held in trust — 5,982 shares in 2005 and 6,045 shares in 2004	(96,440)	(97,452)
Accumulated deficit	(183,414)	(380,924)
Accumulated other comprehensive loss	(13,652)	(13,652)

Total stockholders’ equity	7,693,240	7,539,717

Total liabilities and stockholders’ equity	$12,513,854	$12,309,734

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Net revenue (1)	$8,376,083	$3,025,943

Operating expenses:
Cost of revenues (1)(2)	7,893,824	2,794,811
Selling, general and administrative expenses	110,703	55,911
Depreciation	24,004	12,789
Amortization of intangible assets	12,083	1,059
Interest expense, net	4,222	9,830
Stock option expense	3,576	819
Integration and other related expenses	1,209	10,410

Income before provision for income taxes	326,462	140,314
Provision for income taxes	128,952	56,126

Net income	$197,510	$84,188

Average number of common shares outstanding - basic	450,783	277,753
Common stock equivalents - stock options and warrants	8,570	8,159

Average number of common shares outstanding - diluted	459,353	285,912

Net income per common share - basic	$0.44	$0.30

Net income per common share - diluted	$0.43	$0.29

(1)	Includes approximately $1.5 billion and $467 million of retail copayments for the three months ended March 31, 2005 and 2004, respectively.
(2)	Excludes depreciation expense, which is presented separately.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from continuing operations:
Net income	$197,510	$84,188
Adjustments to reconcile net income to net cash provided by continuing operations:
Deferred income taxes	116,621	49,529
Depreciation and amortization	36,087	13,848
Stock option expense	3,576	819
Non-cash interest expense	727	899
Writeoff of deferred financing costs	686	2,206
Other non-cash expenses	11	129
Changes in operating assets and liabilities, net of effects of acquisitions/disposals of businesses	(88,206)	51,333

Net cash provided by continuing operations	267,012	202,951

Cash flows from investing activities:
Purchase of short-term investments	(468,407)	—
Sale of short-term investments	168,674	—
Acquisition of business, net of cash acquired	—	(368,427)
Capital expenditures, net	(27,043)	(12,943)
Partial liquidation of cost-method investment	—	10,382

Net cash used in investing activities	(326,776)	(370,988)

Cash flows from financing activities:
Net repayments under credit facilities	(147,000)	(95,625)
Principal payment under AdvancePCS Senior Notes Tender Offer	—	(204,222)
Proceeds from equity-based compensation plans	18,578	16,853
Purchase of treasury stock	(79,648)	—
Deferred financing costs	—	(3,518)
Securities issuance costs	—	(1,892)

Net cash used in financing activities	(208,070)	(288,404)
Cash used in discontinued operations	(1,051)	(1,776)

Net decrease in cash and cash equivalents	(268,885)	(458,217)
Cash and cash equivalents — beginning of period	1,078,803	815,328

Cash and cash equivalents — end of period	$809,918	$357,111

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

Note 1. Business and Basis of Presentation

Caremark Rx, a Delaware corporation, is one of the largest pharmaceutical services companies in the United States. The Company’s operations are conducted primarily through Caremark Inc. (“Caremark”), a wholly-owned, indirect subsidiary of Caremark Rx and CaremarkPCS (f/k/a AdvancePCS) (“CaremarkPCS” or “AdvancePCS”), a wholly-owned, direct subsidiary of Caremark Rx. Caremark Rx acquired AdvancePCS on March 24, 2004 (the “AdvancePCS Acquisition”). The Company’s customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States. During the three months ended March 31, 2005, one customer accounted for approximately 15% of the Company’s net revenue.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet of the Company at December 31, 2004, has been derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements and footnote disclosures should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

Note 2. Stock Options and Recent Accounting Pronouncement

Stock Options. The Company accounts for options to purchase its common stock under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). When the Company adopted FAS 123, it elected to continue using the intrinsic value method of expense recognition contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, instead of the fair value method found in FAS 123, to account for employee stock options granted under its stock-based compensation plans. FAS 123 was revised in December 2004, as described further below under the caption, Recent Accounting Pronouncement.

The intrinsic value method requires the Company to recognize compensation expense based on the difference in the market price and the exercise price of options at their grant date. The exercise price of option grants under the Company’s stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no compensation expense, other than compensation expense for the replacement stock options issued in connection with the AdvancePCS Acquisition, has been recognized in the accompanying unaudited condensed consolidated financial statements. The Company recognized approximately $3.6 million and $0.8 million of stock option expense in the three months ended March 31, 2005 and 2004, respectively, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Unaudited)

for their AdvancePCS options upon completion of the Company’s acquisition of AdvancePCS. The total intrinsic value of these unvested options at the acquisition date was approximately $49.9 million, and the Company is expensing the intrinsic value of these options over their vesting periods using the optional pro rata method described in FASB Interpretation No. 28. The actual amount to be expensed will be reduced for any options that are canceled prior to vesting, and approximately $9.3 million of the $49.9 million originally allocated to unearned stock-based compensation had been forfeited as of March 31, 2005, due to cancellation of the underlying stock options.

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

	Three Months Ended March 31,
	2005	2004
As reported:
Net income	$197.5	$84.2

Stock-based employee compensation cost (1)	$3.5	$0.5

Net income per common share — basic	$0.44	$0.30

Net income per common share — diluted	$0.43	$0.29

Pro forma:
Net income	$195.5	$83.6

Stock-based employee compensation cost (2)	$5.4	$0.6

Net income per common share — basic	$0.43	$0.30

Net income per common share — diluted	$0.43	$0.29

Black-Scholes assumptions (3) (weighted average):
Risk-free interest rate	3.79%	1.80%
Expected volatility	28%	45%
Expected option lives (years)	4.0	2.6

(1)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) included in the determination of net income during the period.
(2)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income if the fair value based method had been applied to all awards vesting during the period, including the unvested replacement stock options issued to AdvancePCS optionees.
(3)	Represents Black-Scholes inputs used to value options granted during the period.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Unaudited)

Recent Accounting Pronouncement. In December 2004, the Financial Accounting Standards Board issued a revision of FAS 123 entitled Share-Based Payment (“FAS 123R”). FAS 123R requires companies to recognize the grant-date fair value of stock options as an expense in their financial statements, as opposed to the footnote-only pro forma disclosure requirements contained in FAS 123. Companies may continue the FAS 123 pro-forma disclosures through the required effective date of adoption of FAS 123R. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to January 1, 2006, for most public companies, including the Company.

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

Additionally, FAS 123R changes the accounting for many equity instruments other than stock options that may be issued to employees under the Company’s various benefit plans. A portion of future grants under the Company’s employee stock purchase plan, as currently structured, would result in compensation expense after adoption of FAS 123R, and instruments such as the restricted stock or stock units which may be issued under the Company’s 2004 Stock Incentive Plan would be impacted as well. FAS 123R also changes the statement of cash flows classification of tax benefits received for the amount of income tax deductions taken for option exercises in excess of amounts expensed thereunder. These amounts are currently classified in cash flows from operating activities; however, they will be classified as cash flows from financing activities after adoption of FAS 123R. The payroll taxes paid by the Company related to stock option exercises will remain classified as cash flows from operating activities. The Company does not expect the adoption of FAS 123R in 2006 to have a material effect on its financial position, results of operations or cash flows.

Note 3. Acquisition of AdvancePCS and Integration Plan

Acquisition of AdvancePCS. The results of operations of AdvancePCS are included in the accompanying unaudited condensed consolidated statements of income beginning March 24, 2004. The pro forma results of operations of the Company and AdvancePCS, as if the AdvancePCS Acquisition had occurred on January 1, 2004, were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net revenue	$8,376,083	$7,635,746

Net income	$198,241	$125,659

Earnings per share - basic	$0.44	$0.28

Earnings per share - diluted	$0.43	$0.27

The pro forma revenue amounts presented above include approximately $1.5 billion of retail copayments for the three months ended March 31, 2005 and 2004. The pro forma net income amounts exclude approximately

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Unaudited)

$0.7 million and $6.3 million of integration and other related expenses (net of benefit from income taxes) incurred in connection with the AdvancePCS Acquisition in the three months ended March 31, 2005 and 2004, respectively.

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the AdvancePCS Acquisition had been completed at January 1, 2004. In addition, the pro forma financial information above does not attempt to project the Company’s future results of operations.

In March 2005, the Company completed its allocation of the AdvancePCS purchase price to the assets acquired and liabilities assumed from AdvancePCS based on their estimated fair values at the acquisition date. The finalization of the AdvancePCS purchase price allocation resulted in a $140.7 million net increase to goodwill from amounts recorded at December 31, 2004, related to revised estimates for a number of items, including legal matters. It is possible that additional adjustments related to deferred tax assets and liabilities acquired from AdvancePCS may be made in future periods as open tax returns are finalized with the applicable taxing authorities. Such adjustments, if any, are not expected to be material to the Company’s financial position, results of operations or cash flows.

The following table summarizes the Company’s estimates of the fair values of assets acquired and liabilities assumed in the AdvancePCS Acquisition (in thousands):

As of March 23, 2004
Current assets	$2,365,213
Property and equipment	140,868
Goodwill	7,074,035
Identifiable intangible assets	810,281
Other assets	10,493

Total assets acquired	10,400,890

Current liabilities	2,578,358
Long-term debt	208,488
Deferred income taxes	244,017
Other liabilities	90,313

Total liabilities assumed	3,121,176

Net assets acquired	$7,279,714

Integration Plan. The Company has completed the major activities under its integration plan for AdvancePCS with respect to workforce rationalization and continues to complete the process of integrating its systems with those of AdvancePCS. Integration and other related expenses for the three months ended March 31, 2005 consists primarily of involuntary termination/employee retention benefits, and for the three months ended March 31, 2004 consists primarily of: (1) a writeoff of approximately $2.2 million of deferred loan costs for indebtedness retired in conjunction with the closing of the AdvancePCS Acquisition; (2) approximately $6 million of integration planning activities related to the AdvancePCS Acquisition and (3) $1.5 million in severance benefits payable to the Company’s then-existing employees.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Unaudited)

Note 4. Supplemental Cash Flow Information

Supplemental information with respect to the Company’s cash flows for non-cash investing and financing activities related to the AdvancePCS Acquisition is as follows (in thousands):

	Twelve Months Ended December 31, 2004	Three Months Ended March 31, 2004
Fair value of non-cash net assets acquired	$6,915,513	$6,891,347

Issuance of approximately 191 million shares of common stock	$6,227,720	$6,227,720
Issuance of replacement stock options for the purchase of approximately 14 million shares of common stock, net of approximately $49.9 million allocated to unearned stock-based compensation	271,909	271,909
Issuance of replacement warrants for the purchase of approximately 902,000 shares of common stock	15,000	15,000

Fair value of non-cash consideration	$6,514,629	$6,514,629

Note 5. Income Taxes

At December 31, 2004, the Company had a cumulative gross Federal income tax net operating loss (“NOL”) carryforward of approximately $766 million available to reduce future amounts of taxable income, approximately $37 million of which was acquired through the AdvancePCS Acquisition. Under Internal Revenue Code Section 382, there is an annual limitation on the use of the NOLs acquired from AdvancePCS. If not utilized to offset future taxable income, over 98% of the cumulative NOL carryforward amount will expire from 2019 through 2021. The Company also had approximately $56 million of state NOLs and other state income tax benefits, approximately $9 million of which were acquired in the AdvancePCS Acquisition. The Company has placed a valuation allowance of approximately $24 million on these state NOLs due to uncertainties as to whether the Company will be able to utilize the NOLs in certain states. If not utilized to offset future taxable income, these state NOLs will expire on various dates through 2021, with approximately 60% expiring between 2012 and 2021.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Unaudited)

Note 6. Long-term Debt

The Company’s long-term debt at March 31, 2005, and December 31, 2004, consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Bank Credit Facility:
Term loan facility	$—	$147,000
Revolving facility	—	—

	—	147,000
Receivables Facility	N/A	—
7.375% senior notes due 2006	450,000	450,000
AdvancePCS 8.5% senior notes due 2008	1,678	1,610

	451,678	598,610
Less amounts classified as current liabilities:
Bank Credit Facility - term loan	—	(147,000)
AdvancePCS 8.5% senior notes due 2008	(1,678)	(1,610)

	$450,000	$450,000

Bank Credit Facility. The Company’s bank credit facility matures on March 23, 2009, and currently consists of a $400 million revolving credit facility. The Company repaid the $150 million term loan component of the bank credit facility in February 2005. This repayment had no impact on availability under the revolving facility. At March 31, 2005, the Company had approximately $387.5 million available for borrowing under the revolving facility, exclusive of approximately $12.5 million reserved under letters of credit.

Receivables Facility. The Company’s $500 million receivables-backed credit facility expired on March 23, 2005. There were no amounts outstanding under this facility in 2005.

AdvancePCS Senior Notes. The Company repurchased the remaining outstanding AdvancePCS 8.5% senior notes pursuant to the terms of the indenture governing the notes, at 104.25% of face value, on April 1, 2005.

Debt Covenant Compliance. The Company was in compliance with all debt covenants at March 31, 2005.

Note 7. Expiration of Rights Plan

On March 1, 1995, the Company’s Board of Directors declared a dividend, which was subsequently paid, of one preferred share purchase right (an “Original Right”) for each then-outstanding share of the Company’s common stock. Each share of the Company’s common stock which was issued subsequent to the record date for this dividend payment carried with it a right equivalent to an Original Right such that each share of the Company’s outstanding common stock also represented one preferred share purchase right. On February 1, 2000, the Original Rights were amended and restated in their entirety to represent a right (the “Rights”) to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock of the Company, par value $.001 per share (the “Preferred Shares”), at a price of $52.00 per one one-hundredth of a Preferred Share, subject to adjustment. These Rights expired by their own term in February 2005, and none of the Rights had been exercised.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Unaudited)

Note 8. Contingencies

As a participant in the healthcare industry, the Company’s business operations are subject to complex federal and state laws and regulations and enforcement by federal and state governmental agencies, including those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Government Regulation”. The Company is subject to various lawsuits and governmental investigations relating to its continuing pharmacy benefit management (“PBM”) operations and to various lawsuits relating to its discontinued PPM and contract services operations. Legal actions involving the Company include, without limitation, business disputes, contract disputes, employment disputes and professional liability claims.

In February 2005, a purported shareholder’s derivative lawsuit was filed by the City of Dania Beach Police & Firefighters’ Retirement System and Washtenaw County Employees Retirement System in the Circuit Court of Leon County, Florida. The lawsuit was filed for the benefit of Caremark Rx, which is a nominal defendant. The defendants are the members of the Company’s board of directors and one former member of the board of directors. The complaint alleges that the individual defendants breached their fiduciary duties by failing to adequately oversee Caremark’s operations with respect to, among other things, providing pharmacy benefit management services under its contract with the State of Florida. The allegations appear to be based largely on allegations contained in the qui tam action filed by relators Michael Fowler and Peppi Fowler described below. The complaint seeks to recover compensatory damages plus costs and attorneys’ fees from the individual defendants. In March 2005, Nicholas Weil filed a substantially similar purported shareholder’s derivative lawsuit in the Circuit Court of Leon County, Florida. Service has not yet been effected on all defendants in these cases, but the Company has received copies of the filed complaints and a copy of a motion filed by the plaintiffs in the first case to consolidate their action with the Weil action and to be designated as co-lead plaintiffs.

In December 2004, Caremark filed a complaint in the United States District Court for the Middle District of Tennessee in Nashville for declaratory and injunctive relief against TennCare, the State of Tennessee’s managed health care program. TennCare provides healthcare coverage to individuals eligible for Medicaid benefits and other uninsured or uninsurable individuals. The complaint seeks a declaration that certain pharmacy benefit plan limitations, including timely filing requirements, pharmacy network limitations and pharmacy benefit card presentation requirements, are enforceable with respect to claims submitted to Caremark by TennCare for reimbursement by pharmacy benefit plans administered by Caremark. Caremark filed this action because issues have been raised by the State of Tennessee, five other states and CMS concerning how the Company is adjudicating Medicaid third-party liability claims that have been paid by the respective state’s Medicaid program when the beneficiary also had coverage under a pharmacy benefit plan administered by Caremark. In the initial case management order released by the court in February 2005, the court disclosed the existence of a qui tam action filed under seal approximately six years ago in the United States District Court for the Western District of Texas. We have not seen a copy of the qui tam complaint reported to be on file in Texas. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. We have been providing information requested by the United States Department of Justice and several of the other states mentioned. The United States Department of Justice recently filed papers in the Tennessee declaratory judgment action asking the court to dismiss Caremark’s complaint so that the issues raised therein could instead be addressed within the qui tam action in Texas. In April 2005, the court denied this request and ordered that Caremark’s complaint would go forward in Tennessee.

In October 2004, Caremark Rx and Caremark were served with a complaint filed in the United States District Court for the Northern District of Illinois by the Chicago District Council of Carpenters Welfare Fund alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in the Employee

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Unaudited)

Retirement Income Security Act of 1974, as amended (“ERISA”) and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In addition, the lawsuit alleges breach of contract and violations of the Illinois Consumer Fraud Deceptive Business Practices Act. The lawsuit seeks unspecified monetary damages and restitution. In April 2005, the court granted Caremark’s Motion to Dismiss as to the ERISA claims. The remaining state law claims were not dismissed.

In July 2004, Caremark Rx and Caremark were served with a putative private class action lawsuit that was filed by Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, in the United States District Court for the Middle District of Tennessee alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined by ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. This lawsuit, which is similar to the Bickley and Dolan actions described below and other pending litigation filed against other PBM companies, seeks unspecified monetary damages and injunctive relief. Caremark Rx and Caremark have filed motions seeking the complete dismissal of this action on various grounds, which motions are pending before the court.

In July 2004, the Company received Civil Investigative Demands (“CIDs”) from the Office of the State of Washington Attorney General seeking information, pursuant to consumer protection statutes, relating to the PBM business practices of Caremark Rx, Caremark and AdvancePCS. The companies have received CIDs or similar requests for information from 28 states and the District of Columbia. Caremark Rx, Caremark and AdvancePCS intend to fully cooperate with the requests for information and cannot predict the timing, outcome or consequences of the review of such information or whether such review could lead to the commencement of any legal proceedings affecting the Company.

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

In October 2003, Caremark Rx was served with a putative class action lawsuit filed by John Lauriello in the Circuit Court of Jefferson County, Alabama. The lawsuit was filed on behalf of a purported class of persons who

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Unaudited)

were participants in the 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. Also named as defendants are several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. Alternatively, the lawsuit seeks to re-open the judgment approving the 1999 settlement. After the Court overruled the defendants’ joint motion to dismiss in July 2004, the defendants filed their answers, which, among other things, denied all of the material allegations of the complaint. The parties then filed pleadings setting out their respective positions as to how this case should proceed. In January 2005, the court signed an order on class certification that, among other things, held that this case will proceed as a class action and set out a schedule for challenging the adequacy of John Lauriello to serve as class representative, as well as the appointment of Lauriello’s lawyers to act as class counsel. The defendants have filed papers with the Alabama Supreme Court seeking immediate appellate review of the trial court’s order, and requested that the Supreme Court stay the proceedings in the trial court pending appellate review.

In November 2003, a second putative class action lawsuit was filed by Frank McArthur in the Circuit Court of Jefferson County, Alabama arising out of the same 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. This lawsuit also was filed on behalf of a purported class of persons who were participants in the 1999 settlement, and named as defendants Caremark Rx, several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement, and a number of lawyers and law firms involved in negotiating and securing the approval of the 1999 settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. In December 2003, John Lauriello, the plaintiff in the lawsuit described above, filed a motion to intervene and a motion to dismiss, abate or stay this lawsuit on the grounds that it was a duplicative, later-filed, class action complaint. In January 2004, Caremark Rx and the other defendants filed their own motion to abate, dismiss or stay the lawsuit as a later-filed class action that is substantially similar to the Lauriello lawsuit. The defendants’ motion to stay was granted by the court, and the lawsuit was transferred to an Administrative Docket where it will be reviewed every ninety (90) days. In February 2005, the plaintiffs in the stayed McArthur case filed motions in the Lauriello case seeking to intervene in that litigation and asking for the right to challenge the adequacy of John Lauriello as class representative and his lawyers as class counsel. The court denied the McArthur plaintiffs’ motion to intervene. The McArthur plaintiffs have appealed the trial court’s order, and asked the Alabama Supreme Court to stay proceedings in the trial court pending their appeal.

In October 2003, Caremark Rx, Caremark and AdvancePCS were served with a putative class action complaint filed against them and two PBM competitors in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The plaintiffs twice amended and restated their class action complaint, most recently asserting two claims under a single count purportedly arising under Section 1 of the Sherman Act. The court granted a motion filed by Caremark Rx and Caremark to transfer venue to the United States District Court for the Northern District of Illinois pursuant to the terms of the pharmacy services agreements between Caremark and the plaintiffs. The court also granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The case against

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Unaudited)

Caremark Rx and Caremark is in the initial stages of discovery. The plaintiffs are seeking three times actual money damages and injunctive relief enjoining the alleged antitrust violations.

In August 2003, AdvancePCS was served with a putative class action brought by Bellevue Drug Co., Robert Schreiber, Inc., d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co., d/b/a Parkway Drugs #4, purportedly on behalf of themselves and all others similarly situated, and the Pharmacy Freedom Fund and the National Community Pharmacists Association, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege antitrust violations under Section 1 of the Sherman Act arising from AdvancePCS’s establishment of network rates for retail pharmacies. The plaintiffs seek for themselves and the purported class three times actual money damages and injunctive relief enjoining the alleged antitrust violations. The court granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The plaintiffs have moved for reconsideration of the court’s decision or to have the decision certified for an immediate appeal. The plaintiffs’ motion is pending.

In March and April of 2003, AdvancePCS, and subsequently Caremark Rx and Caremark, were served with a complaint by an individual named Robert Irwin. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. Recent changes in applicable law may affect whether or to what extent Irwin can continue with the case. Irwin has asked the court to let him file an amended complaint to attempt to address the changes in law, but the PBM companies have asked the court to dismiss the case.

In March 2003, AdvancePCS, Caremark Rx and Caremark were served with a putative representative action filed by American Federation of State, County & Municipal Employees (“AFSCME”), a labor union comprised of numerous autonomous local unions and affiliations. Other PBM companies are also named as defendants in this lawsuit. The lawsuit alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to rebates, pricing, formulary management and mail order services. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. This case has been coordinated with the Irwin case described above before a single judge in Los Angeles County. Based on recent changes in applicable law that restrict a party’s ability to bring lawsuits under California’s unfair competition law, the AFSCME entered into a stipulation for the entry of judgment subject to the right of appeal, and the court entered judgment on that case in favor of the defendants on March 1. AFSCME has subsequently appealed the decision to the California Court of Appeal.

In April 2002, Caremark Rx was served with a putative private class action lawsuit that was filed by Roland Bickley, purportedly on behalf of the Georgia Pacific Corporation Life, Health and Accident Plan, in the United States District Court, Central District of California alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In August 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx was subsequently served in May 2002 with a virtually identical lawsuit, containing the same types of allegations, which was filed by Mary Dolan, purportedly on behalf

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Unaudited)

of Wells Fargo Health Plan, and also filed in the United States District Court, Central District of California. In December 2002, this case was also ordered transferred to the United States District Court, Northern District of Alabama. Both of these lawsuits were amended to name Caremark as a defendant, and Caremark Rx was dismissed from the second case filed. These lawsuits, which are similar to the Moeckel case described above, the pending Glanton and Mulder litigation filed against AdvancePCS (described below) and similar litigation involving other PBM companies, seek unspecified monetary damages and injunctive relief. Caremark Rx and Caremark, as applicable, filed motions seeking the complete dismissal of both of these actions on various grounds. In December 2004, the court presiding over the Bickley matter entered an order dismissing that case in its entirety with prejudice, finding that the plaintiff lacked standing, had failed to exhaust his administrative remedies and that Caremark was not a fiduciary under ERISA as to the plaintiff. Bickley then filed a Motion to Alter or Amend the court’s order, which was denied by the court in February 2005. Bickley has subsequently appealed the dismissal of his action to the United States Court of Appeals for the Eleventh Circuit, where it is now pending, and the United States Department of Labor has filed an amicus brief. The Dolan motion to dismiss remains pending before the court.

In April 2002, AdvancePCS was served with a putative class action filed by Tommie Glanton in the United States District Court of Arizona brought on behalf of the plaintiff’s health plan and a purported class of self-funded health plans. In March 2003, AdvancePCS was served with a complaint filed by Tara Mackner in which the plaintiff, a purported participant in a self-funded health plan customer of AdvancePCS, sought to bring action on behalf of that plan. Each of the lawsuits sought unspecified monetary damages and injunctive relief. Because the previously filed Glanton case purported to be brought as a class action on behalf of self-funded plans, the court consolidated the Mackner case and the Glanton case. In November 2003, the court dismissed and terminated both the Glanton and Mackner cases on the pleadings, finding that the plaintiffs lacked standing to bring the actions under ERISA. The plaintiffs have appealed the District Court’s dismissal of these cases to the United States Court of Appeals for the Ninth Circuit. The plaintiffs and AdvancePCS have filed their briefs in the appeal, and the United States Department of Labor has filed an amicus brief.

In March 1998, PCS Health Systems, Inc., a subsidiary of PCS Holding Corporation, which was acquired by Advance Paradigm (now known as AdvancePCS) in October 2000, was served with a putative class action lawsuit filed by Ed Mulder in the United States District Court of the District of New Jersey. The lawsuit alleges that PCS Health Systems, Inc. acts as a fiduciary, as that term is defined in ERISA, and has breached certain purported fiduciary duties under ERISA. The plaintiff is seeking injunctive relief and monetary damages in an unspecified amount. The plaintiff purported to represent a nation-wide class consisting of all members of all ERISA plans for which PCS Health Systems, Inc. provided PBM services during the class period. AdvancePCS opposed certification of this class, and in July 2003 the court entered an order certifying a more limited class comprised only of members of those ERISA plans for which PCS Health Systems, Inc. provided services under its contract with a single MCO for a limited time period. Discovery in this lawsuit is proceeding. In October 2004, AdvancePCS filed a motion for summary judgment. The motion is currently pending before the court.

In November 1999, PCS Health Systems, Inc. received a subpoena from the Office of the Inspector General (OIG), through the U.S. Attorney’s Office for the Eastern District of Pennsylvania, seeking information concerning certain of its PBM business practices, including information relating to its arrangements with pharmaceutical manufacturers, retail pharmacies and health plans. The OIG has requested information relating to the activities of Advance Paradigm prior to its acquisition of PCS Holding Corporation and the activities of AdvancePCS subsequent to such acquisition. AdvancePCS has provided documents to the OIG and has facilitated interviews of certain former and current employees in response to the subpoena. The government is

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Unaudited)

reviewing whether certain AdvancePCS business practices comply with anti-kickback statutes, false claims statutes and other applicable laws and regulations. Since the acquisition of AdvancePCS by the Company, the Company continues to cooperate with the OIG investigation.

In 1993, independent and retail chain pharmacies separately filed a series of antitrust lawsuits, including a class action lawsuit, against brand name pharmaceutical manufacturers, wholesalers and PBM companies. The cases included claims for purported violations of Section 1 of the Sherman Act as well as the Robinson-Patman Act and sought three times actual money damages and injunctive relief enjoining the alleged antitrust violations. Caremark was named as a defendant in one of the counts contained in a number of the lawsuits brought by certain independent pharmacies in 1994, but was not named in the class action or in the separate actions brought by chain pharmacies and was not a party to any claims under Section 1 of the Sherman Act. The cases with claims against Caremark charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from pharmaceutical manufacturers in violation of the Robinson-Patman Act. The cases with claims against Caremark were first transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings and were originally stayed in 1995 along with all of the Robinson-Patman Act claims against the pharmaceutical manufacturers and other PBMs, except for certain “test” claims against certain brand name pharmaceutical manufacturers that proceeded through discovery. Following a trial of the class action price fixing claims brought against the pharmaceutical manufacturers under Section 1 of the Sherman Act, the substantial majority of the cases remaining in the multidistrict litigation, including those with claims against Caremark, were subsequently transferred to the United States District Court for the Eastern District of New York for further proceedings while a limited number of cases remained in the United States District Court for the Northern District of Illinois. Numerous settlements among the parties other than Caremark have been reached, and all claims in the litigation under Section 1 of the Sherman Act against other parties have been settled or resolved. The Robinson-Patman Act “test” claims that had proceeded through discovery were among the cases transferred to the United States District Court for the Eastern District of New York and likely will proceed to summary judgment or trial before the stay of proceedings against Caremark and the other brand name pharmaceutical manufacturers and PBMs facing Robinson-Patman Act claims is lifted. Caremark cannot anticipate when the stay might be lifted. The cases involving claims against Caremark that had remained in the United States District Court for the Northern District of Illinois have been dismissed.

The Company believes that its business practices are in material compliance with all applicable laws and regulations and that it has meritorious defenses to the claims of liability or for damages in the actions that have been made against it; however, there can be no assurance that pending lawsuits or investigations will not have a disruptive effect upon the operations of the business, that they will not consume the time and attention of the Company’s senior management, or that their resolution, individually or in the aggregate, will not have a material adverse effect on the operating results and financial condition of the Company or potentially cause the Company to make material changes to its current business practices. Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. In other cases, it is at least reasonably possible that the Company may have incurred a loss related to one or more of the pending lawsuits or investigations disclosed in this footnote, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution. The Company intends to vigorously defend each of its pending lawsuits and to cooperate with any pending governmental investigations.

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2005

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

Our MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q. Additionally, the reader is also encouraged to refer to our audited consolidated financial statements and notes thereto and MD&A, including our critical accounting policies, for the year ended December 31, 2004, which appear in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 3, 2005.

Overview

We are one of the largest pharmaceutical services companies in the United States. Our services assist employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States in delivering prescription drugs in a cost-effective manner.

Our pharmaceutical services are generally referred to as PBM services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use.

We generate our net revenue primarily from dispensing prescription drugs on behalf of our customers, through our seven large, automated mail service pharmacies and our 21 smaller, regional mail service pharmacies. We also maintain a nationwide network composed of over 59,000 retail pharmacies with which we have contracted to purchase pharmaceuticals on behalf of our customers for immediate delivery to their participants.

Factors That May Affect Future Results

Our future operating results and financial condition are dependent on our ability to market our services profitably, which is, in turn, heavily dependent on our ability to successfully negotiate discounts for pharmaceutical purchases at various points in our supply chain and to successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including, but not limited to: (i) identification of, and competition for, growth and expansion opportunities; (ii) our ability to attract new customers and retain existing customers; (iii) declining reimbursement levels for, or increases in the costs of, products dispensed; (iv) exposure to liabilities in excess of our insurance; (v) compliance with, or changes in, government regulation, including pharmacy licensing requirements and healthcare reform legislation; (vi) adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; (vii) adverse resolution of existing or future lawsuits or investigations; (viii) liquidity and capital requirements and (ix) our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding our discontinued PPM business. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition.

There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Note 8, Contingencies, to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected information about our results of continuing operations for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,		Percentage Increase/(Decrease) 2005 over 2004
	2005	2004
	(In millions, except per share amounts)
Net revenue (4)	$8,376.1	$3,025.9	176.8%

Operating expenses:
Cost of revenues (excluding depreciation) (1)(4)	7,893.8	2,794.8	182.4%
Selling, general and administrative expenses	110.7	55.9	98.0%
Depreciation	24.0	12.8	87.5%
Amortization of intangible assets	12.1	1.1	1,000.0%
Interest expense, net	4.2	9.8	(57.1)%
Stock option expense	3.6	0.8	350.0%
Integration and other related expenses	1.2	10.4	(88.5)%

	8,049.6	2,885.6	179.0%

Income from continuing operations before provision for income taxes	326.5	140.3	132.7%
Provision for income taxes	129.0	56.1	129.9%

Net income	$197.5	$84.2	134.6%

Net income per common share - diluted	$0.43	$0.29	48.3%

Operating Income (2)	$330.7	$150.1	120.3%

Operating Margin	3.95%	4.96%

EBITDA (3)	$366.8	$164.0	123.7%

EBITDA Margin	4.38%	5.42%

Net cash provided by (used in):
Continuing operations	$267.0	$203.0	31.5%

Investing activities	$(326.8)	$(371.0)	11.9%

Financing activities	$(208.1)	$(288.4)	27.8%

Discontinued operations	$(1.0)	$(1.8)	44.4%

Revenues:
Mail Service	$2,745.2	$1,373.3	99.9%
Retail (4)	5,560.2	1,627.3	241.7%
Other	70.7	25.3	179.4%

	$8,376.1	$3,025.9	176.8%

Cost of revenues:
Drug ingredient cost (4)	$7,659.2	$2,692.3	184.5%
Pharmacy operating costs and other costs of revenues (1)	234.6	102.5	128.9%

	$7,893.8	$2,794.8	182.4%

Pharmacy claims processed:
Mail	14.3	7.1	101.4%
Retail	130.3	34.3	279.9%

	144.6	41.4	249.3%

(1)	Cost of revenues excludes allocable depreciation of approximately $20.3 million and $10.9 million in the three months ended March 31, 2005 and 2004, respectively. These amounts are included in total depreciation for each period.
(2)	Operating Income equals net revenue less cost of revenue; selling, general and administrative expenses, depreciation, amortization of intangible assets, stock option expense and integration and other related expenses. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (3) below.
(3)	We believe that EBITDA, which is a non-GAAP financial measure, is a supplemental measurement tool used by analysts and investors to help evaluate a company’s overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Net income	$197.5	$84.2
Depreciation and amortization	36.1	13.9
Interest expense, net	4.2	9.8
Provision for income taxes	129.0	56.1

EBITDA	366.8	164.0
Cash interest (payments) receipts	5.7	(24.6)
Cash tax payments	(4.0)	(4.5)
Other non-cash expenses	3.6	3.2
Other changes in operating assets and liabilities, net of acquisitions/disposals of businesses	(105.1)	64.9

Net cash provided by continuing operations	$267.0	$203.0

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

(4)	Includes approximately $1.5 billion and $467 million in the three months ended March 31, 2005 and 2004, respectively, of amounts paid by individual participants in our customers’ benefit plans directly to the third-party pharmacies in our retail networks (i.e., “retail copayments”).

Pro Forma Operating Results

The following table sets forth selected pro forma information about our results of continuing operations for the three-month periods ended March 31, 2005 and 2004. This pro forma information was prepared as if the AdvancePCS Acquisition had been consummated at January 1, 2004.

	Pro Forma Three Months Ended March 31,		Percentage Increase/(Decrease) 2005 over 2004
	2005	2004
	(In millions, except per share amounts)
Net revenue	$8,376.1	$7,635.7	9.7%

Operating expenses:
Cost of revenues (excluding depreciation)	7,893.8	7,255.7	8.8%
Selling, general and administrative expenses	110.7	117.3	(5.6)%
Depreciation	24.0	22.9	4.8%
Amortization of intangible assets	12.1	12.1	0.0%
Interest expense, net	4.2	9.9	(57.6)%
Stock option expense	3.6	9.0	(60.0)%

	8,048.4	7,426.9	8.4%

Income from continuing operations before provision for income taxes	327.7	208.8	56.9%
Provision for income taxes	129.5	83.1	55.8%

Net income	$198.2	$125.7	57.7%

Net income per common share - diluted	$0.43	$0.27	59.3%

Revenues:
Mail Service	$2,745.2	$2,074.9	32.3%
Retail	5,560.2	5,476.4	1.5%
Other	70.7	84.4	(16.2)%

	$8,376.1	$7,635.7	9.7%

Cost of revenues:
Drug ingredient cost	$7,659.2	$7,050.6	8.6%
Pharmacy operating costs and other costs of revenues	234.6	205.1	14.4%

	$7,893.8	$7,255.7	8.8%

Pharmacy claims processed:
Mail	14.3	11.3	26.5%
Retail	130.3	137.7	(5.4)%

	144.6	149.0	(3.0)%

Results of operations for the three months ended March 31, 2005 compared to the same period in 2004

AdvancePCS Operating Results. The results of operations of AdvancePCS are included in our unaudited condensed consolidated statements of income beginning March 24, 2004, the date on which we acquired AdvancePCS. The primary factor influencing the comparison of our results of operations from 2005 to 2004 was the AdvancePCS Acquisition.

Net Revenue. Net revenue increased by approximately $5.4 billion to approximately $8.4 billion in the three months ended March 31, 2005 from approximately $3.0 billion in 2004. On a pro forma basis, net revenue increased by approximately $740 million, or 9.7%, to approximately $8.4 billion in the three months ended

March 31, 2005, from approximately $7.6 billion in 2004. Pro forma revenue growth primarily reflects increases due to net new business (customer additions less customer losses) and drug cost inflation but was negatively impacted by a higher dispensing rate of generic drugs that have lower prices but result in healthcare cost savings for our customers. Excluding the impact of higher generic dispensing rates, pro forma revenues for the three months ended March 31, 2005, would have increased approximately 14% over the pro forma 2004 amount.

On a pro forma basis, revenues from mail service claims increased approximately $670.3 million, or 32.3%, to approximately $2.7 billion in the three months ended March 31, 2005 from approximately $2.1 billion in 2004. This increase results from an increase in mail service claim volume of approximately 26.5% and an increase in average revenue per mail service claim of approximately 4.5%. The mail service claim volume increases are related to increases from both new customers and the percentage of mail service claims (adjusted for differences in average days’ supply) to total pharmacy claims, referred to as our “mail penetration rate.” The increase in the mail service claim volume and the mail penetration rate during the first quarter of 2005 is due primarily to the fact that new customer starts in 2005 were substantially mail order, while two large retail customers terminated subsequent to March 31, 2004. On a pro forma basis, our mail penetration rate was approximately 24.5% in the three months ended March 31, 2005, compared to a mail penetration rate of 19.5% in 2004. The increase in average revenue per mail service claim reflects increases in the prices of products dispensed offset by the effects of higher generic dispensing rates as described above. On a pro forma basis, our mail service generic dispensing rate was 39.5% in the three months ended March 31, 2005, compared to a mail service generic dispensing rate of 36.8% in 2004.

On a pro forma basis, revenues from retail claims increased approximately $83.8 million, or 1.5%, to approximately $5.6 billion in the three months ended March 31, 2005 from approximately $5.5 billion in 2004. This increase results from an increase in average revenue per retail claim of approximately 7.3% offset by a decrease in retail claim volume of approximately 5.4%. The increase in average revenue per retail claim reflects increases in the prices of products dispensed offset by the effects of higher generic dispensing rates. On a pro forma basis, our retail generic dispensing rate was 52.0% in the three months ended March 31, 2005, compared to a retail generic dispensing rate of 48.1% in 2004. The retail claim volume decrease is primarily related to the termination of two large retail accounts as described above.

Cost of Revenues. Cost of revenues increased approximately $5.1 billion to approximately $7.9 billion in the three months ended March 31, 2005 from approximately $2.8 billion in 2004. On a pro forma basis, cost of revenues increased by approximately $638 million, or 8.8%, to approximately $7.9 billion in the three months ended March 31, 2005, from approximately $7.3 billion in 2004. Pro forma cost of revenues for the three months ended March 31, 2005, decreased by 0.8% as a percentage of net revenue, or approximately $65 million, compared to the same period in 2004 and were favorably impacted by economies of scale resulting from the AdvancePCS Acquisition. Pro forma cost of revenue growth and cost of revenues as a percentage of net revenue were also impacted by a higher dispensing rate of generic drugs that have lower prices but result in healthcare cost savings for our customers.

Pharmacy operating costs and other costs of revenues increased by approximately $29.5 million, or 14.4%, on a pro forma basis to approximately $234.6 million in the three months ended March 31, 2005 from approximately $205.1 million in 2004. This increase relates primarily to additional customer service center and pharmacy costs incurred to service the overall increases in call volumes and mail service claims in the three months ended March 31, 2005 from levels experienced in 2004. Pharmacy operating costs and other costs of revenues increased as a percentage of revenue to 2.8% in the three months ended March 31, 2005 from 2.7% in 2004. The increase in pharmacy operating costs and other costs of revenues as a percentage of total revenue primarily reflects the higher mail penetration rate discussed above offset by certain efficiencies and economies of scale realized subsequent to the AdvancePCS Acquisition. In addition, during the first quarter of 2005, the company incurred additional expenses to implement the substantial amount of net new business, which was weighted significantly toward mail service in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on an absolute basis in 2005, due primarily to the AdvancePCS Acquisition. On a pro forma basis, selling, general and administrative expenses decreased by 5.6% on an absolute basis and also decreased as a percentage of net revenue, to 1.32% from 1.54%, primarily reflecting the impact of elimination of duplicative costs subsequent to the AdvancePCS Acquisition.

Depreciation. Depreciation increased in 2005 due primarily to the AdvancePCS Acquisition. Depreciation increased in 2005 on a pro forma basis, due primarily to the amounts and timing of depreciation related to capital expenditures made to increase capacities in our mail service pharmacies and customer service centers. Depreciation expense is expected to total $105 million in 2005.

Amortization of Intangible Assets. The amortization of intangible assets recorded in 2005 and 2004 was related entirely to the intangible assets acquired from AdvancePCS on March 24, 2004. Amortization of intangible assets is expected to total $47 million in 2005.

Interest Expense, Net. The decrease in net interest expense in 2005 resulted primarily from increased interest income generated by cash on hand and short-term investments. Net interest expense is expected to total $3 million to $7 million in 2005.

Stock Option Expense. The stock option expense recorded in 2005 and 2004 relates to the intrinsic value of unvested stock options held by AdvancePCS optionees on the date of the AdvancePCS Acquisition. We issued replacement stock options to these optionees with vesting terms identical to their original stock options. The intrinsic value amount related to the unvested portion of these replacement stock options will be recognized as an expense in future periods. Stock option expense is expected to total $13 million in 2005.

Provision for Income Taxes. Our provision for income taxes was recorded using a 39.5% effective tax rate on book income in 2005 compared to the 39.8% effective tax rate on book income in 2004.

Integration and Other Related Expenses. The decrease in integration and other related expenses reflects a reduced level of integration activities in 2005 due to progress made towards completing the integration plan.

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

The following tables set forth selected information concerning our liquidity and capital resources and changes therein for the three months ended March 31, 2005 (in millions):

Three Months Ended March 31, 2005
Net cash provided by (used in):
Continuing operations	$267.0
Investing activities	(326.8)
Financing activities	(208.1)
Discontinued operations	(1.0)

Net decrease in cash and cash equivalents for the three months ended March 31, 2005	(268.9)
Cash and cash equivalents - December 31, 2004	1,078.8

Cash and cash equivalents - March 31, 2005	$809.9

	March 31, 2005	December 31, 2004
Net working capital (1)	$495.8	$455.5

Long-term debt:
Fixed-rate debt (2)	$450.0	$450.0

Availability under revolving credit facility	$387.5	$387.5

(1)	Working capital equals total current assets minus total current liabilities.
(2)	The December 31, 2004, amount reflects the repayment of our $147 million term loan on February 18, 2005, and both periods reflect the repurchase of our remaining outstanding AdvancePCS 8.5% senior notes, at 104.25% of face value, on April 1, 2005.

Cash Flows from Continuing Operations. Our performance relative to net cash provided by continuing operations for the three months ended March 31, 2005, resulted from factors discussed above related to income from continuing operations offset primarily by changes in non-cash working capital. The net increase in non-cash working capital affecting cash flows from continuing operations from December 31, 2004, to March 31, 2005, includes the effect of the timing of certain payments in 2005 related to transactions that generated cash receipts in 2004, primarily related to the AdvancePCS Acquisition. For many of the customer contracts we assumed in the AdvancePCS Acquisition, discount payments to customers are based on the discounts that we have collected from pharmaceutical manufacturers. Accordingly, during the first quarter of 2005, we made payments to these customers for their portions of manufacturer discounts that were collected in 2004. We expect additional such payments to continue through the second quarter of 2005.

Cash Flows from Investing Activities. Cash flows from investing activities for the three months ended March 31, 2005, include $299.7 million invested in available-for-sale securities (net of proceeds from the sale of available-for-sale securities of $168.7 million) and $27.0 million of capital expenditures.

Cash Flows from Financing Activities. In February 2005, we repaid the entire $147.0 million balance then outstanding under our term loan facility. We also made payments of approximately $79.6 million to repurchase 2,080,500 shares of our common stock. These payments were offset by net proceeds of approximately $18.6 million from issuance of common stock under employee benefit plans, including exercises of stock options.

Credit Facility. At March 31, 2005, we had approximately $387.5 million available for borrowing under our revolving credit facility, exclusive of approximately $12.5 million reserved under letters of credit.

Receivables Facility. Our $500 million receivables-backed credit facility expired on March 23, 2005. There were no amounts outstanding under this facility in 2005.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued a revision of FAS 123 entitled Share-Based Payment (“FAS 123R”). FAS 123R requires companies to recognize the grant-date fair value of stock options as an expense in their financial statements, as opposed to the footnote-only pro forma disclosure requirements contained in FAS 123. Companies may continue the FAS 123 pro-forma disclosures through the required effective date of adoption of FAS 123R. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to January 1, 2006, for most public companies, including us.

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

Additionally, FAS 123R changes the accounting for many equity instruments other than stock options that may be issued to employees under our various benefit plans. A portion of future grants under our employee stock purchase plan, as currently structured, would result in compensation expense after adoption of FAS 123R, and instruments such as the restricted stock or stock units which may be issued under our 2004 Stock Incentive Plan would be impacted as well. FAS 123R also changes the statement of cash flows classification of tax benefits received for the amount of income tax deductions taken for option exercises in excess of amounts expensed thereunder. These amounts are currently classified in cash flows from operating activities; however, they will be classified as cash flows from financing activities after adoption of FAS 123R. The payroll taxes we pay related to stock option exercises will remain classified as cash flows from operating activities. We do not expect the adoption of FAS 123R in 2006 to have a material effect on our financial position, results of operations or cash flows.

Outlook

Liquidity and Capital Resources Overview. Currently, our liquidity needs arise primarily from: (i) commitments related to financing obtained through the issuance of long-term debt; (ii) working capital requirements; (iii) capital expenditures and (iv) funding discontinued operations (including the funding of any retained liabilities). Additionally, subject to certain restrictions in our credit facility, we have acquired businesses, and may continue to acquire additional businesses in the future, and could fund any such acquisition using cash on hand and short-term investments, availability under our revolving credit facility, or a combination thereof. We believe that our cash on hand, short-term investments, cash flows from operations and amounts available under our revolving credit facility are sufficient to meet our liquidity needs for the foreseeable future.

Stock Repurchase Plan. We are authorized to repurchase up to $750 million of our common stock on the open market under our previously announced repurchase plan. Repurchases under the plan will occur at times and in amounts that management deems appropriate, and we have repurchased approximately 22.4 million shares at an aggregate cost of approximately $674 million under this plan through May 9, 2005. Additional details for repurchases under our stock repurchase program appear at Part II – Item 2.

Integration and Related Expenses. We recorded integration costs and related expenses through March 31, 2005, related primarily to the AdvancePCS Acquisition and expect to record additional integration costs and related expenses throughout the remainder of 2005. These additional costs are not expected to be material to our financial position, results of operations or cash flows.

Planned Capital Expenditures. We expect total capital expenditures for 2005 to be approximately $135 million to $150 million.

Deferred Income Taxes. At December 31, 2004, we had a cumulative gross federal income tax net NOL carryforward of approximately $766 million available to reduce future amounts of taxable income, approximately $37 million of which was acquired through the AdvancePCS Acquisition. Under Internal Revenue Code Section 382, there is an annual limitation on the use of NOLs acquired from AdvancePCS. If not utilized to offset future taxable income, over 98% of the cumulative NOL carryforward amount will expire from 2019 through 2021. We also had approximately $56 million of state NOLs and other state income tax benefits, approximately $9 million of which were acquired in the AdvancePCS Acquisition. We have placed a valuation allowance of approximately $24 million on these state NOLs due to uncertainties as to whether we will be able to utilize the NOLs in certain states. If not utilized to offset future taxable income, these state NOLs will expire on various dates through 2021, with approximately 60% expiring between 2012 and 2021.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, we were exposed to market risk from changes in interest rates related to debt outstanding under our credit facility and for the discount on revolving sales of accounts receivable under our trade receivables sales facility. At December 31, 2004, we had $159.5 million of obligations which were subject to variable rates of interest, including $147 million then-outstanding under our term loan facility. During the three months ended March 31, 2005, we fully repaid our term loan facility, and our trade receivables sales facility expired and was not renewed.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of March 31, 2005, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely manner.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the first fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to certain legal proceedings as described in Note 8, Contingencies, to its unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and hereby incorporated herein by reference.

In February 2005, a purported shareholder’s derivative lawsuit was filed by the City of Dania Beach Police & Firefighters’ Retirement System and Washtenaw County Employees Retirement System in the Circuit Court of Leon County, Florida. The lawsuit was filed for the benefit of Caremark Rx, which is a nominal defendant. The defendants are the members of the Company’s board of directors and one former member of the board of directors. The complaint alleges that the individual defendants breached their fiduciary duties by failing to adequately oversee Caremark’s operations with respect to, among other things, providing pharmacy benefit management services under its contract with the State of Florida. The allegations appear to be based largely on allegations contained in the qui tam action filed by relators Michael Fowler and Peppi Fowler described below. The complaint seeks to recover compensatory damages plus costs and attorneys’ fees from the individual defendants. In March 2005, Nicholas Weil filed a substantially similar purported shareholder’s derivative lawsuit in the Circuit Court of Leon County, Florida. Service has not yet been effected on all defendants in these cases, but the Company has received copies of the filed complaints and a copy of a motion filed by the plaintiffs in the first case to consolidate their action with the Weil action and to be designated as co-lead plaintiffs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, the Company repurchased shares of its common stock, $0.001 par value per share, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Since Inception	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Balance at December 31, 2004			18,157,600	$239,021,846
January 2005	—	$—	18,157,600	$239,021,846
February 2005	750,000	$38.57	18,907,600	$210,093,288
March 2005	1,330,500	$38.12	20,238,100	$159,374,223

Total	2,080,500	$38.28	20,238,100	$159,374,223

(1)	Per share amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended March 31, 2005. The average price paid per share for all repurchases made under the program from its inception through March 31, 2005, was $29.18.

(2)	We are authorized to repurchase up to $750 million of our common stock on the open market under our previously announced repurchase plan. On July 1, 2002, we announced that we had adopted a plan to purchase up to $150 million of our common stock on the open market. On July 20, 2004, we announced that we had raised the authorized repurchases under this plan to $750 million.

Our stock repurchase plan does not have a set expiration date, and repurchases under the plan will be made at times and in amounts as our management deems appropriate. Subsequent to March 31, 2005, the Company repurchased an aggregate of 2,150,000 shares of its common stock under this plan at an average price per share of approximately $38.95. As of May 9, 2005, the Company could spend approximately $75.7 million for additional share repurchases under this plan.

Item 6. Exhibits

Exhibit No.

10.1	– Employment Agreement, dated April 1, 2004, by and between Caremark Rx, Inc. and Rudy Mladenovic.

10.2	– Employment Agreement, dated July 25, 2000, by and between Caremark Rx, Inc. and Richard Scardina.

10.3	– Amendment to Employment Agreement, effective April 1, 2004, by and between Caremark, Rx. Inc. and Richard Scardina.

10.4

–  Caremark Rx, Inc. Deferred Compensation Plan, effective April 1, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2005, and hereby incorporated by reference herein.

10.5

–  Caremark Rx, Inc. Management Incentive Plan for Fiscal Year 2005, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2005, and hereby incorporated by reference herein.

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

Date: May 10, 2005