Form 10-Q
period 2005-06-30
CAREMARK RX INC
filed 2005-08-09
CIK 1000736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, the registrant had 449,996,187 shares (including 5,900,517 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

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

More detailed discussions of certain of these risk factors can be found at “Item 1. Business,” “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements” contained in Items 8 and 15 (a)1 of our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 3, 2005.

i

CAREMARK RX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$742,441	$1,078,803
Short-term investments	638,566	223,610
Short-term investments — restricted	27,500	—
Accounts receivable, less allowance for doubtful accounts of $50,878 in 2005 and $51,473 in 2004	2,071,873	1,977,557
Inventories	362,370	436,754
Deferred tax asset, net	289,873	402,698
Income taxes receivable, net	23,141	64,654
Prepaid expenses and other current assets	33,080	35,550

Total current assets	4,188,844	4,219,626

Property and equipment, net of accumulated depreciation of $293,494 in 2005 and $246,522 in 2004	289,656	285,214
Goodwill, net	7,123,206	6,982,551
Other intangible assets, net of accumulated amortization of $76,267 in 2005 and $51,368 in 2004	756,578	782,312
Other assets	35,208	40,031

Total assets	$12,393,492	$12,309,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$851,729	$678,083
Claims and discounts payable	2,331,094	2,644,426
Other accrued expenses and liabilities	453,667	293,017
Current portion of long-term debt	—	148,610

Total current liabilities	3,636,490	3,764,136

Long-term debt, net of current portion	450,000	450,000
Deferred tax liability, net	240,870	220,141
Other long-term liabilities	332,373	335,740

Total liabilities	4,659,733	4,770,017

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value per share; 700,000 shares authorized; issued — 477,288 shares in 2005 and 474,578 shares in 2004	477	475
Additional paid-in capital	8,625,258	8,564,031
Unearned stock-based compensation	(12,569)	(21,783)
Treasury stock — 25,238 shares in 2005 and 18,158 shares in 2004 .	(798,966)	(510,978)
Shares held in trust — 5,920 shares in 2005 and 6,045 shares in 2004	(95,430)	(97,452)
Retained earnings (accumulated deficit)	29,365	(380,924)
Accumulated other comprehensive loss	(14,376)	(13,652)

Total stockholders’ equity	7,733,759	7,539,717

Total liabilities and stockholders’ equity	$12,393,492	$12,309,734

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue (1)	$8,236,215	$7,304,442	$16,612,298	$10,330,385

Operating expenses:
Cost of revenues (1)(2)	7,723,509	6,894,591	15,617,333	9,689,402
Selling, general and administrative expenses	115,128	119,945	225,831	175,856
Depreciation	24,556	24,474	48,560	37,263
Amortization of intangible assets	11,725	12,300	23,808	13,359
Interest expense, net	819	8,578	5,041	18,408
Stock option expense	2,865	8,266	6,441	9,085
Integration and other related expenses	5,912	5,028	7,121	15,438

Income before provision for income taxes	351,701	231,260	678,163	371,574
Provision for income taxes	138,922	92,041	267,874	148,167

Net income	$212,779	$139,219	$410,289	$223,407

Average number of common shares outstanding - basic	447,559	459,817	449,162	368,785
Common stock equivalents - stock options and warrants	8,920	11,110	8,745	9,635

Average number of common shares outstanding - diluted	456,479	470,927	457,907	378,420

Net income per common share - basic	$0.48	$0.30	$0.91	$0.61

Net income per common share - diluted	$0.47	$0.30	$0.90	$0.59

(1)	Includes approximately $1.4 billion and $1.3 billion of retail copayments for the three months ended June 30, 2005 and 2004, respectively, and approximately $2.9 billion and $1.8 billion of retail copayments for the six months ended June 30, 2005 and 2004, respectively.
(2)	Excludes depreciation expense, which is presented separately.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from continuing operations:
Net income	$410,289	$223,407
Adjustments to reconcile net income to net cash provided by continuing operations:
Deferred income taxes	236,125	101,252
Depreciation and amortization	72,368	50,622
Stock option expense	6,441	9,085
Non-cash interest expense	1,240	1,645
Writeoff of deferred financing costs	686	2,206
Other non-cash expenses	153	249
Changes in operating assets and liabilities, net of effects of acquisitions/disposals of businesses	(156,329)	313,430

Net cash provided by continuing operations	570,973	701,896

Cash flows from investing activities:
Purchase of short-term investments	(689,000)	—
Sale of short-term investments	246,544	—
Acquisition of business, net of cash acquired	—	(391,021)
Capital expenditures, net	(55,801)	(31,151)
(Acquisition)/partial liquidation of cost-method investments	(2,251)	10,382

Net cash used in investing activities	(500,508)	(411,790)

Cash flows from financing activities:
Net repayments under credit facilities	(147,000)	(96,625)
Repurchase of AdvancePCS Senior Notes	(1,678)	(206,810)
Proceeds from stock issued under equity-based compensation plans	38,431	113,691
Purchase of treasury stock	(287,988)	(33,609)
Deferred financing costs	—	(3,857)
Securities issuance costs	—	(2,729)

Net cash used in financing activities	(398,235)	(229,939)
Cash used in discontinued operations	(8,592)	(2,259)

Net (decrease) increase in cash and cash equivalents	(336,362)	57,908
Cash and cash equivalents — beginning of period	1,078,803	815,328

Cash and cash equivalents — end of period	$742,441	$873,236

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

Note 1. Business and Basis of Presentation

Caremark Rx, a Delaware corporation, is one of the largest pharmaceutical services companies in the United States. The Company’s operations are conducted primarily through Caremark Inc. (“Caremark”), a wholly-owned, indirect subsidiary of Caremark Rx, and CaremarkPCS (f/k/a AdvancePCS) (“CaremarkPCS” or “AdvancePCS”), a wholly-owned, direct subsidiary of Caremark Rx. Caremark Rx acquired AdvancePCS on March 24, 2004 (the “AdvancePCS Acquisition”). The Company’s customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States. During the three months and six months ended June 30, 2005, one customer accounted for approximately 16% of the Company’s net revenue.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

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

The intrinsic value method requires the Company to recognize compensation expense based on the difference in the market price and the exercise price of options at their grant date. The exercise price of option grants under the Company’s stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no compensation expense, other than compensation expense for the

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

replacement stock options issued in connection with the AdvancePCS Acquisition, has been recognized in the accompanying unaudited condensed consolidated financial statements. The Company recognized approximately $2.9 million and $8.3 million of stock option expense in the three months ended June 30, 2005 and 2004, and $6.4 million and $9.1 million of stock option expense in the six months ended June 30, 2005 and 2004, respectively, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange for their AdvancePCS options upon completion of the Company’s acquisition of AdvancePCS. The total intrinsic value of these unvested options at the acquisition date was approximately $49.9 million, and the Company is expensing the intrinsic value of these options over their vesting periods using the optional pro rata method described in FASB Interpretation No. 28. The actual amount to be expensed will be reduced for any options that are canceled prior to vesting, and approximately $10.9 million of the $49.9 million originally allocated to unearned stock-based compensation had been forfeited as of June 30, 2005, due to cancellation of the underlying stock options.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
As reported:
Net income	$212.8	$139.2	$410.3	$223.4

Stock-based employee compensation cost (1)	$2.8	$5.0	$6.2	$5.5

Net income per common share — basic	$0.48	$0.30	$0.91	$0.61

Net income per common share — diluted	$0.47	$0.30	$0.90	$0.59

Pro forma:
Net income	$206.0	$137.4	$401.5	$221.0

Stock-based employee compensation cost (2)	$9.6	$6.8	$15.0	$7.4

Net income per common share — basic	$0.46	$0.30	$0.89	$0.60

Net income per common share — diluted	$0.45	$0.29	$0.88	$0.58

Black-Scholes assumptions (3) (weighted average):
Risk-free interest rate	3.96%	3.36%	3.81%	2.40%
Expected volatility	28%	24%	28%	37%
Expected option lives (years)	4.0	4.0	4.0	3.1

(1)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) included in the determination of net income during the period.
(2)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income if the fair value based method had been applied to all awards vesting during the period, including the unvested replacement stock options issued to AdvancePCS optionees.
(3)	Represents Black-Scholes inputs used to value options granted during the period.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

Recent Accounting Pronouncement. In December 2004, the Financial Accounting Standards Board issued a revision of FAS 123 entitled Share-Based Payment (“FAS 123R”). FAS 123R requires companies to recognize the grant-date fair value of stock options as an expense in their financial statements, as opposed to the footnote-only pro forma disclosure requirements contained in FAS 123. Companies may continue the FAS 123 pro forma disclosures through the required effective date of adoption of FAS 123R. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to January 1, 2006, for most public companies, including the Company.

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

Note 3. Short-term Investments – Restricted

In connection with the Company’s filing an application with the Centers for Medicare and Medicaid Services (“CMS”) to participate as a prescription drug plan sponsor (“PDP”) under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”), Caremark Rx has formed a wholly-owned, indirect subsidiary named SilverScript Insurance Company. SilverScript Insurance Company will be the Company’s PDP plan sponsor and, pursuant to the Medicare Act, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

SilverScript Insurance Company has applied to the Tennessee Department of Insurance for licensure as a domestic insurance company under the applicable laws and regulations of the State of Tennessee and has filed expansion applications for licensure as an insurance company in other jurisdictions where it may seek to do business. The CMS PDP application, Tennessee domestic insurance licensure application and expansion insurance licensure applications were pending as of the date of this filing.

At June 30, 2005, the Company has classified $27.5 million of short-term investments held by SilverScript Insurance Company as restricted assets to reflect net worth requirements specified by CMS in conjunction with the PDP licensure process. Upon SilverScript Insurance Company’s becoming a licensed insurance company, these net worth requirements will be supplanted by the capital and reserve requirements of the various insurance regulatory agencies.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

Note 4. Derivative Financial Instrument and Interest Rate Risk Management

The Company plans to issue 10-year fixed rate debt in the second half of 2006 to replace its $450 million principal amount 7.375% senior notes, which mature in October 2006. In June 2005, the Company entered into a treasury lock agreement for the purpose of eliminating the variability in future interest payments on the planned debt issuance due to changes in the benchmark interest rate that may occur between the execution date of the agreement and the pricing date of the fixed rate debt. The treasury lock agreement is based on a 10-year U.S. Treasury Note with an aggregate principal balance of $450 million. The Company has designated the treasury lock agreement as a cash flow hedge, and has recorded the fair value of the agreement, $1.2 million as of June 30, 2005, in other long-term liabilities with a corresponding offset to accumulated other comprehensive loss on the accompanying condensed consolidated balance sheet. The Company had no ineffectiveness with regard to the agreement, and the effective gain or loss on the agreement will be recognized over the term of the debt as a component of the total interest expense related to interest payments on the debt issuance. The Company does not hold or issue derivative financial instruments for trading purposes.

Note 5. Comprehensive Income

The Company includes changes in the fair value of its treasury lock agreement that qualifies for hedge accounting and changes in its minimum pension liability in comprehensive income. For the three months and six months ended June 30, 2005 comprehensive income was $212.1 million and $409.6 million, respectively. The difference between net income and comprehensive income for the three months and six months ended June 30, 2005 is due to changes in the fair value of the Company’s treasury lock agreement, net of taxes.

Note 6. Acquisition of AdvancePCS and Integration Plan

Acquisition of AdvancePCS. The results of operations of AdvancePCS are included in the accompanying unaudited condensed consolidated statements of income beginning March 24, 2004. The pro forma results of operations of the Company and AdvancePCS, as if the AdvancePCS Acquisition had occurred on January 1, 2004, were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$8,236,215	$7,304,442	$16,612,298	$14,940,188

Net income	$216,356	$142,461	$414,597	$268,120

Earnings per share - basic	$0.48	$0.31	$0.92	$0.59

Earnings per share - diluted	$0.47	$0.30	$0.91	$0.57

The pro forma revenue amounts presented above include approximately $1.4 billion and $1.3 billion of retail copayments for the three months ended June 30, 2005 and 2004, and $2.9 billion of retail copayments for the six months ended June 30, 2005 and 2004. The pro forma net income amounts exclude integration and other related expenses incurred in connection with the AdvancePCS Acquisition (net of benefit from income taxes) of approximately $3.6 million and $3.0 million in the three months ended June 30, 2005 and 2004, and approximately $4.3 million and $9.3 million in the six months ended June 30, 2005 and 2004, respectively.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

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

Integration Plan. The Company has completed the major activities under its integration plan for AdvancePCS with respect to workforce rationalization and continues to complete the process of integrating its systems with those of AdvancePCS. Integration and other related expenses for the six months ended June 30, 2005 consists primarily of involuntary termination/employee retention and related benefits.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

Note 7. Supplemental Cash Flow Information

Supplemental information with respect to the Company’s cash flows for non-cash investing and financing activities related to the AdvancePCS Acquisition is as follows (in thousands):

	Twelve Months Ended December 31, 2004	Six Months Ended June 30, 2004
Fair value of non-cash net assets acquired	$6,915,513	$6,913,941

Issuance of approximately 191 million shares of common stock	$6,227,720	$6,227,720
Issuance of replacement stock options for the purchase of approximately 14 million shares of common stock, net of approximately $49.9 million allocated to unearned stock-based compensation	271,909	271,909
Issuance of replacement warrants for the purchase of approximately 902,000 shares of common stock	15,000	15,000

Fair value of non-cash consideration	$6,514,629	$6,514,629

Note 8. Income Taxes

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

Note 9. Long-term Debt

The Company’s long-term debt at June 30, 2005, and December 31, 2004, consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Bank Credit Facility:
Term loan facility	$—	$147,000
Revolving facility	—	—

	—	147,000
Receivables Facility	N/A	—
7.375% senior notes due 2006	450,000	450,000
AdvancePCS 8.5% senior notes due 2008	—	1,610

	450,000	598,610
Less amounts classified as current liabilities:
Bank Credit Facility - term loan	—	(147,000)
AdvancePCS 8.5% senior notes due 2008	—	(1,610)

	$450,000	$450,000

Bank Credit Facility. The Company’s bank credit facility matures on March 23, 2009, and currently consists of a $400 million revolving credit facility. The Company repaid the $147 million then outstanding balance of the $150 million term loan component of its bank credit facility in February 2005. This repayment had no impact on availability under the revolving facility. At June 30, 2005, the Company had approximately $386.6 million available for borrowing under the revolving facility, exclusive of approximately $13.4 million reserved under letters of credit.

Receivables Facility. The Company’s $500 million receivables-backed credit facility expired on March 23, 2005. There were no amounts outstanding under this facility in 2005.

AdvancePCS Senior Notes. The Company repurchased the remaining outstanding AdvancePCS 8.5% senior notes pursuant to the terms of the indenture governing the notes, at 104.25% of face value, on April 1, 2005.

Debt Covenant Compliance. The Company was in compliance with all debt covenants at June 30, 2005.

Note 10. Expiration of Rights Plan

On March 1, 1995, the Company’s Board of Directors declared a dividend, which was subsequently paid, of one preferred share purchase right (an “Original Right”) for each then-outstanding share of the Company’s common stock. Each share of the Company’s common stock which was issued subsequent to the record date for this dividend payment carried with it a right equivalent to an Original Right such that each share of the Company’s outstanding common stock also represented one preferred share purchase right. On February 1, 2000, the Original Rights were amended and restated in their entirety to represent rights (the “Rights”) to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock of the Company, par value $.001 per share (the “Preferred Shares”), at a price of $52.00 per one one-hundredth of a Preferred Share, subject to adjustment. These Rights expired by their own terms in February 2005, and none of the Rights had been exercised.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

Note 11. Contingencies

As a participant in the healthcare industry, the Company’s business operations are subject to complex federal and state laws and regulations and enforcement by federal and state governmental agencies, including those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Government Regulation.” The Company is subject to various lawsuits and governmental investigations relating to its continuing pharmacy benefit management (“PBM”) operations and to various lawsuits relating to its discontinued PPM and contract services operations. Legal actions involving the Company include, without limitation, business disputes, contract disputes, employment disputes and professional liability claims.

In June 2005, the Superior Court of California, County of Los Angeles, entered an order unsealing a qui tam complaint filed by four relators who were formerly employed by Caremark, including the two relators in a similar Florida qui tam lawsuit initially filed in January 2003, as described in more detail below. The relators have filed the lawsuit purportedly on behalf of the State of California. The California qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the California False Claims Act. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. The State of California, acting through the Office of the Attorney General, has declined to intervene in the qui tam lawsuit, and the court issued an order confirming the State of California’s election not to intervene on June 22, 2005. The lawsuit will proceed but will therefore be prosecuted by the private individual plaintiffs and not the government.

In May 2005, the United States District Court for the Western District of Texas issued an order unsealing a qui tam complaint filed by relator Janaki Ramadoss, a former Caremark employee. The complaint originally was filed under seal on August 23, 1999 and includes allegations relating to Caremark’s processing of Medicaid claims and claims of certain other government programs. The lawsuit seeks monetary damages and includes allegations under the federal false claims act and various state fraud and false claims acts. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. The United States Department of Justice and the states of Texas, Tennessee, Florida and Arkansas have indicated an intent to intervene in the lawsuit. Caremark believes the lawsuit mischaracterizes the role of a pharmacy benefits manager in processing Medicaid and other government claims for its client plan sponsors. Caremark previously filed an action in Tennessee for declaratory and injunctive relief, as described in more detail below, seeking clarity about how such claims should be processed.

In February 2005, a purported shareholder’s derivative lawsuit was filed by the City of Dania Beach Police & Firefighters’ Retirement System and Washtenaw County Employees Retirement System in the Circuit Court of Leon County, Florida. The lawsuit states that it was filed for the benefit of Caremark Rx, which is a nominal defendant. The defendants are the members of the Company’s board of directors and one former member of the board of directors. The complaint alleges that the individual defendants breached their fiduciary duties by failing to adequately oversee Caremark’s operations with respect to, among other things, providing pharmacy benefit management services under its contract with the State of Florida. The allegations appear to be based largely on allegations contained in the qui tam action filed by relators Michael Fowler and Peppi Fowler described below. The complaint seeks to recover compensatory damages plus costs and attorneys’ fees from the individual defendants. In March 2005, Nicholas Weil filed a substantially similar purported shareholder’s derivative lawsuit in the Circuit Court of Leon County, Florida. In June 2005, the court signed an order that, among other things, consolidated the two actions and set out a schedule for the defendants’ response. The defendants have 45 days from the filing of an amended complaint or designation of an operative complaint to respond. Neither event triggering the start of that 45-day period has occurred.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

In December 2004, Caremark filed a complaint in the United States District Court for the Middle District of Tennessee in Nashville for declaratory and injunctive relief against TennCare, the State of Tennessee’s managed health care program. TennCare provides healthcare coverage to individuals eligible for Medicaid benefits and other uninsured or uninsurable individuals. The complaint seeks a declaration that certain pharmacy benefit plan limitations, including timely filing requirements, pharmacy network limitations and pharmacy benefit card presentation requirements, are enforceable with respect to claims submitted to Caremark by TennCare for reimbursement by pharmacy benefit plans administered by Caremark. Caremark filed this action because issues have been raised by the State of Tennessee, five other states and CMS concerning how the Company is adjudicating Medicaid third-party liability claims that have been paid by the respective state’s Medicaid program when the beneficiary also had coverage under a pharmacy benefit plan administered by Caremark. We have been providing information requested by the United States Department of Justice and several other states. The United States Department of Justice filed papers in the Tennessee declaratory judgment action asking the court to dismiss Caremark’s complaint so that the issues raised therein could instead be addressed within the qui tam action in Texas described above. In April 2005, the court denied this request and ordered that Caremark’s complaint would go forward in Tennessee. In June 2005, the parties agreed to a stipulation of material facts and subsequently filed cross motions for summary judgment on the issues raised in Caremark’s complaint. These motions are pending before the court.

In October 2004, Caremark Rx and Caremark were served with a complaint filed in the United States District Court for the Northern District of Illinois by the Chicago District Council of Carpenters Welfare Fund alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In addition, the lawsuit alleges breach of contract and violations of the Illinois Consumer Fraud Deceptive Business Practices Act. The lawsuit seeks unspecified monetary damages and restitution. In April 2005, the court granted Caremark’s motion to dismiss as to the ERISA claims. Currently pending before the court is Caremark’s motion to dismiss the remaining state law claims for lack of jurisdiction.

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

In January 2003, a sealed qui tam action was filed by relators Michael Fowler and Peppi Fowler, two pharmacists then employed by Caremark, purportedly as private attorneys general acting on behalf of the State of

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

Florida, the State employees’ pharmacy benefits plan and plan members. The lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the Florida False Claims Act. The State of Florida indicated in July 2003 that it would not intervene in the lawsuit, and the lawsuit was unsealed in November 2003. In March 2004, Caremark filed a lawsuit for damages and attorneys’ fees and costs alleging that the Fowlers had unlawfully misappropriated and disclosed to third parties documents containing confidential patient health information in violation of the privacy protections found in various state and federal laws and seeking a court order directing that they return the misappropriated documents to Caremark. Caremark’s complaint was subsequently amended to include allegations that the Fowlers and at least one other member of their family had fraudulently obtained, and unlawfully filled, refilled, and distributed, prescriptions for pharmaceuticals. In June 2004, the State of Florida filed a Motion to Intervene in the qui tam action, in which motion the State sought to replace the Fowlers in litigating the lawsuit. The Circuit Court of Leon County, Florida, Second Circuit, denied the State’s Motion to Intervene. Discovery in the qui tam action is continuing. On January 16, 2005, the Chicago Tribune reported that the Illinois Attorney General issued a subpoena to the attorney representing the Fowlers in the Florida lawsuit for documents and depositions relating to the Florida lawsuit. The Chicago Tribune reported that the request for documents was related to a qui tam action that has been filed in the State of Illinois. We have not seen a copy of the qui tam complaint allegedly on file in Illinois. We have been providing information requested by the Illinois Attorney General’s office. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit.

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

In November 2003, a second putative class action lawsuit was filed by Frank McArthur in the Circuit Court of Jefferson County, Alabama arising out of the same 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. This lawsuit also was filed on behalf of a purported class of persons who were participants in the 1999 settlement, and named as defendants Caremark Rx, several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement, and a number of lawyers and law firms involved in negotiating and securing the approval of the 1999 settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional,

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. In December 2003, John Lauriello, the plaintiff in the lawsuit described above, filed a motion to intervene and a motion to dismiss, abate or stay this lawsuit on the grounds that it was a duplicative, later-filed, class action complaint. In January 2004, Caremark Rx and the other defendants filed their own motion to dismiss, abate or stay the lawsuit as a later-filed class action that is substantially similar to the Lauriello lawsuit. The defendants’ motion to stay was granted by the court, and the lawsuit was transferred to an Administrative Docket where it will be reviewed every ninety (90) days. In February 2005, the plaintiffs in the stayed McArthur case filed motions in the Lauriello case seeking to intervene in that litigation and asking for the right to challenge the adequacy of John Lauriello as class representative and his lawyers as class counsel. The court denied the McArthur plaintiffs’ motion to intervene. The McArthur plaintiffs have appealed the trial court’s order, and asked the Alabama Supreme Court to stay proceedings in the trial court pending their appeal.

In October 2003, Caremark Rx, Caremark and AdvancePCS were served with a putative class action complaint filed against them and two PBM competitors in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The plaintiffs twice amended and restated their class action complaint, most recently asserting two claims under a single count purportedly arising under Section 1 of the Sherman Act. The court granted a motion filed by Caremark Rx and Caremark to transfer venue to the United States District Court for the Northern District of Illinois pursuant to the terms of the pharmacy services agreements between Caremark and the plaintiffs. The court also granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. In May 2005, the plaintiffs in this case filed a putative class action arbitration demand with the American Arbitration Association against AdvancePCS that is nearly identical to the complaint pending in the Northern District of Illinois against Caremark. The demand purports to cover direct claims made against AdvancePCS and seeks treble damages and injunctive relief enjoining the alleged antitrust violations. The parties are in the process of selecting an arbitration panel. The case against Caremark Rx and Caremark is in the initial stages of discovery. The plaintiffs are seeking three times actual monetary damages and injunctive relief enjoining the alleged antitrust violations.

In August 2003, AdvancePCS was served with a putative class action brought by Bellevue Drug Co., Robert Schreiber, Inc., d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co., d/b/a Parkway Drugs #4, purportedly on behalf of themselves and all others similarly situated, and the Pharmacy Freedom Fund and the National Community Pharmacists Association, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege antitrust violations under Section 1 of the Sherman Act arising from AdvancePCS’s establishment of network rates for retail pharmacies. The plaintiffs seek for themselves and the purported class three times actual monetary damages and injunctive relief enjoining the alleged antitrust violations. The court granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The plaintiffs moved for reconsideration of the court’s decision or to have the decision certified for an immediate appeal, which motion was denied.

In March and April of 2003, AdvancePCS, and subsequently Caremark Rx and Caremark, were served with a complaint by an individual named Robert Irwin. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing,

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. Recent changes in applicable law may affect whether or to what extent Irwin can continue with the case. In July 2005, Irwin filed an amended complaint to attempt to address the changes in law, and the PBM companies intend to file a motion to dismiss the amended complaint.

In March 2003, AdvancePCS, Caremark Rx and Caremark were served with a putative representative action filed by American Federation of State, County & Municipal Employees (“AFSCME”), a labor union comprised of numerous autonomous local unions and affiliations. Other PBM companies also are named as defendants in this lawsuit. The lawsuit alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to rebates, pricing, formulary management and mail order services. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. This case has been coordinated with the Irwin case described above before a single judge in Los Angeles County. Based on recent changes in applicable law that restrict a party’s ability to bring lawsuits under California’s unfair competition law, the AFSCME entered into a stipulation for the entry of judgment subject to the right of appeal, and the court entered judgment on that case in favor of the defendants on March 1. AFSCME has subsequently appealed the decision to the California Court of Appeal, and the parties have agreed to stay the appeal pending the outcome of similar cases currently pending before the California Supreme Court.

In April 2002, Caremark Rx was served with a putative private class action lawsuit that was filed by Roland Bickley, purportedly on behalf of the Georgia Pacific Corporation Life, Health and Accident Plan, in the United States District Court, Central District of California alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In August 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx subsequently was served in May 2002 with a virtually identical lawsuit, containing the same types of allegations, which was filed by Mary Dolan, purportedly on behalf of Wells Fargo Health Plan, and also filed in the United States District Court, Central District of California. In December 2002, this case also was ordered transferred to the United States District Court, Northern District of Alabama. Both of these lawsuits were amended to name Caremark as a defendant, and Caremark Rx was dismissed from the second case filed. These lawsuits, which are similar to the Moeckel case described above, the pending Glanton and Mulder litigation filed against AdvancePCS (described below) and similar litigation involving other PBM companies, seek unspecified monetary damages and injunctive relief. Caremark Rx and Caremark, as applicable, filed motions seeking the complete dismissal of both of these actions on various grounds. In December 2004, the court presiding over the Bickley matter entered an order dismissing that case in its entirety with prejudice, finding that the plaintiff lacked standing, had failed to exhaust his administrative remedies and that Caremark was not a fiduciary under ERISA as to the plaintiff. Bickley then filed a Motion to Alter or Amend the court’s order, which was denied by the court in February 2005. Bickley has subsequently appealed the dismissal of his action to the United States Court of Appeals for the Eleventh Circuit, where it is now pending, and the United States Department of Labor has filed an amicus brief. The Dolan motion to dismiss remains pending before the court.

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

June 30, 2005

(Unaudited)

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

In March 1998, PCS Health Systems, Inc., a subsidiary of PCS Holding Corporation, which was acquired by Advance Paradigm (now known as AdvancePCS) in October 2000, was served with a putative class action lawsuit filed by Ed Mulder in the United States District Court of the District of New Jersey. The lawsuit alleges that PCS Health Systems, Inc. acts as a fiduciary, as that term is defined in ERISA, and has breached certain purported fiduciary duties under ERISA. The plaintiff is seeking injunctive relief and monetary damages in an unspecified amount. The plaintiff purported to represent a nationwide class consisting of all members of all ERISA plans for which PCS Health Systems, Inc. provided PBM services during the class period. AdvancePCS opposed certification of this class, and in July 2003 the court entered an order certifying a more limited class comprised only of members of those ERISA plans for which PCS Health Systems, Inc. provided services under its contract with a single MCO for a limited time period. Discovery in this lawsuit is proceeding. In October 2004, AdvancePCS filed a motion for summary judgment. The motion currently is pending before the court.

In November 1999, PCS Health Systems, Inc. received a subpoena from the Office of the Inspector General (OIG), through the United States Attorney’s Office for the Eastern District of Pennsylvania, seeking information concerning certain of its PBM business practices, including information relating to its arrangements with pharmaceutical manufacturers, retail pharmacies and health plans. The OIG has requested information relating to the activities of Advance Paradigm prior to its acquisition of PCS Holding Corporation and the activities of AdvancePCS subsequent to such acquisition. AdvancePCS has provided documents to the OIG and has facilitated interviews of certain former and current employees in response to the subpoena. The government is reviewing whether certain AdvancePCS business practices comply with anti-kickback statutes, false claims statutes and other applicable laws and regulations. Since the acquisition of AdvancePCS by the Company, the Company continues to cooperate with the OIG investigation.

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

June 30, 2005

(Unaudited)

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

June 30, 2005

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

We generate our net revenue primarily from dispensing prescription drugs on behalf of our customers. We dispense these prescriptions drugs through our seven large, automated mail service pharmacies, our 21 smaller, regional mail service pharmacies and a nationwide network composed of over 60,000 retail pharmacies with which we have contracted to purchase pharmaceuticals on behalf of our customers for immediate delivery to their participants.

Factors That May Affect Future Results

Our future operating results and financial condition are dependent on our ability to market our services profitably, which is, in turn, heavily dependent on our ability to successfully negotiate discounts for pharmaceutical purchases at various points in our supply chain and to successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including, but not limited to: (i) identification of, and competition for, growth and expansion opportunities; (ii) our ability to attract new customers and retain existing customers; (iii) declining reimbursement levels for, or increases in the costs of, products dispensed; (iv) exposure to liabilities in excess of our insurance; (v) compliance with, or changes in, government regulation and legislation, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation; (vi) adverse developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; (vii) adverse resolution of existing or future lawsuits or investigations; (viii) liquidity and capital requirements and (ix) our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding our discontinued PPM business. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition.

There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Note 11, Contingencies, to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected information about our results of continuing operations for the three-month and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Increase/(Decrease) 2005 over 2004
	2005	2004	2005	2004	Three Months	Six Months
	(In millions, except per share amounts)
Net revenue (4)	$8,236.2	$7,304.5	$16,612.3	$10,330.4	12.8%	60.8%

Operating expenses:
Cost of revenues (excluding depreciation) (1)(4)	7,723.5	6,894.6	15,617.3	9,689.4	12.0%	61.2%
Selling, general and administrative expenses	115.1	120.0	225.8	175.9	(4.1)%	28.4%
Depreciation	24.6	24.5	48.6	37.3	0.4%	30.3%
Amortization of intangible assets	11.7	12.3	23.8	13.4	(4.9)%	77.6%
Interest expense, net	0.8	8.6	5.0	18.4	(90.7)%	(72.8)%
Stock option expense	2.9	8.2	6.5	9.0	(64.6)%	(27.8)%
Integration and other related expenses	5.9	5.0	7.1	15.4	18.0%	(53.9)%

	7,884.5	7,073.2	15,934.1	9,958.8	11.5%	60.0%

Income from continuing operations before provision for income taxes	351.7	231.3	678.2	371.6	52.1%	82.5%
Provision for income taxes	138.9	92.1	267.9	148.2	50.8%	80.8%

Net income	$212.8	$139.2	$410.3	$223.4	52.9%	83.7%

Net income per common share - diluted	$0.47	$0.30	$0.90	$0.59	56.7%	52.5%

Operating Income (2)	$352.5	$239.9	$683.2	$390.0	46.9%	75.2%

Operating Margin	4.28%	3.28%	4.11%	3.78%

EBITDA (3)	$388.8	$276.7	$755.6	$440.7	40.5%	71.5%

EBITDA Margin	4.72%	3.79%	4.55%	4.27%

Net cash provided by (used in):
Continuing operations	$304.0	$498.9	$571.0	$701.9	(39.1)%	(18.6)%

Investing activities	$(173.7)	$(40.8)	$(500.5)	$(411.8)	(325.7)%	21.5%

Financing activities	$(190.2)	$58.5	$(398.3)	$(229.9)	425.1%	73.2%

Discontinued operations	$(7.6)	$(0.5)	$(8.6)	$(2.3)	(1,420.0)%	273.9%

Revenues:
Mail Service	$2,833.6	$2,118.2	$5,578.8	$3,491.5	33.8%	59.8%
Retail (4)	5,332.5	5,116.1	10,892.7	6,743.4	4.2%	61.5%
Other	70.1	70.2	140.8	95.5	(0.1)%	47.4%

	$8,236.2	$7,304.5	$16,612.3	$10,330.4	12.8%	60.8%

Cost of revenues:
Drug ingredient cost (4)	$7,500.0	$6,694.5	$15,159.2	$9,386.8	12.0%	61.5%
Pharmacy operating costs and other costs of revenues (1)	223.5	200.1	458.1	302.6	11.7%	51.4%

	$7,723.5	$6,894.6	$15,617.3	$9,689.4	12.0%	61.2%

Pharmacy claims processed:
Mail	14.5	11.4	28.8	18.5	27.2%	55.7%
Retail	120.2	134.0	250.5	168.3	(10.3)%	48.8%

	134.7	145.4	279.3	186.8	(7.4)%	49.5%

(1)	Cost of revenues excludes allocable depreciation of approximately $21.3 million and $20.1 million in the three months ended June 30, 2005 and 2004, respectively, and approximately $41.7 million and $31.0 million in the six months ended June 30, 2005 and 2004, respectively. These amounts are included in total depreciation for each period.
(2)	Operating Income equals net revenue less cost of revenue; selling, general and administrative expenses, depreciation, amortization of intangible assets, stock option expense and integration and other related expenses. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (3) below.
(3)	We believe that EBITDA, which is a non-GAAP financial measure, is a supplemental measurement tool used by analysts and investors to help evaluate a company’s overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$212.8	$139.2	$410.3	$223.4
Depreciation and amortization	36.3	36.8	72.4	50.7
Interest expense, net	0.8	8.6	5.0	18.4
Provision for income taxes	138.9	92.1	267.9	148.2

EBITDA	388.8	276.7	755.6	440.7
Cash interest (payments) receipts	(9.4)	0.4	(3.7)	(24.2)
Cash tax refunds	12.6	38.8	8.6	34.3
Other non-cash expenses	3.0	8.3	6.6	11.5
Other changes in operating assets and liabilities, net of acquisitions/disposals of businesses	(91.0)	174.7	(196.1)	239.6

Net cash provided by continuing operations	$304.0	$498.9	$571.0	$701.9

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

(4)	Includes approximately $1.4 billion and $1.3 billion in the three months ended June 30, 2005 and 2004, and approximately $2.9 billion and $1.8 billion in the six months ended June 30, 2005 and 2004, respectively, of amounts paid by individual participants in our customers’ benefit plans directly to the third-party pharmacies in our retail networks (i.e., “retail copayments”).

Pro Forma Operating Results

The following table sets forth selected pro forma information about our results of continuing operations for the three-month and six-month periods ended June 30, 2005 and 2004. This pro forma information was prepared as if the AdvancePCS Acquisition had been consummated at January 1, 2004. Additional information concerning the pro forma presentation appears in Note 6, Acquisition of AdvancePCS and Integration Plan, to the accompanying condensed consolidated financial statements.

	Pro Forma Three Months Ended June 30,		Pro Forma Six Months Ended June 30,		Percentage Increase/(Decrease) 2005 over 2004
	2005	2004	2005	2004	Three Months	Six Months
	(In millions, except per share amounts)
Net revenue	$8,236.2	$7,304.5	$16,612.3	$14,940.2	12.8%	11.2%
Operating expenses:
Cost of revenues (excluding depreciation)	7,723.5	6,894.6	15,617.3	14,150.3	12.0%	10.4%
Selling, general and administrative expenses	115.1	120.0	225.8	237.3	(4.1)%	(4.8)%
Depreciation	24.6	24.5	48.6	47.4	0.4%	2.5%
Amortization of intangible assets	11.7	12.1	23.8	24.2	(3.3)%	(1.7)%
Interest expense, net	0.8	8.6	5.0	18.5	(90.7)%	(73.0)%
Stock option expense	2.9	8.2	6.5	17.2	(64.6)%	(62.2)%

	7,878.6	7,068.0	15,927.0	14,494.9	11.5%	9.9%

Income from continuing operations before provision for income taxes	357.6	236.5	685.3	445.3	51.2%	53.9%
Provision for income taxes	141.2	94.1	270.7	177.2	50.1%	52.8%

Net income	$216.4	$142.4	$414.6	$268.1	52.0%	54.6%

Net income per common share - diluted	$0.47	$0.30	$0.91	$0.57	56.7%	59.6%

Revenues:
Mail Service	$2,833.6	$2,118.2	$5,578.8	$4,193.1	33.8%	33.0%
Retail	5,332.5	5,116.1	10,892.7	10,592.5	4.2%	2.8%
Other	70.1	70.2	140.8	154.6	(0.1)%	(8.9)%

	$8,236.2	$7,304.5	$16,612.3	$14,940.2	12.8%	11.2%

Cost of revenues:
Drug ingredient cost	$7,500.0	$6,694.5	$15,159.2	$13,745.1	12.0%	10.3%
Pharmacy operating costs and other costs of revenues	223.5	200.1	458.1	405.2	11.7%	13.1%

	$7,723.5	$6,894.6	$15,617.3	$14,150.3	12.0%	10.4%

Pharmacy claims processed:
Mail	14.5	11.4	28.8	22.7	27.2%	26.9%
Retail	120.2	134.0	250.5	271.7	(10.3)%	(7.8)%

	134.7	145.4	279.3	294.4	(7.4)%	(5.1)%

Results of operations for the three months ended June 30, 2005 compared to the same period in 2004

Net Revenue. Net revenue increased by approximately $931.7 million to approximately $8.2 billion in the three months ended June 30, 2005 from approximately $7.3 billion in 2004. Revenue growth primarily reflects increases due to net new business (customer additions less customer losses) and drug cost inflation partially offset by a higher dispensing rate of generic drugs that have lower prices but result in healthcare cost savings for our customers and had the effect of reducing revenues. Excluding the impact of higher generic dispensing rates, revenues for the three months ended June 30, 2005, would have increased approximately 18% over the 2004 amount.

Revenues from mail service claims increased approximately $715.4 million, or 33.8%, to approximately $2.8 billion in the three months ended June 30, 2005 from approximately $2.1 billion in 2004. This increase results from an increase in mail service claim volume of approximately 27.2% and an increase in average revenue per mail service claim of approximately 5.8%. The mail service claim volume increases are related to increases from both new customers and the percentage of mail service claims (adjusted for differences in average days’ supply) to total pharmacy claims, referred to as our “mail penetration rate.” The increase in the mail service claim volume and the mail penetration rate in the second quarter of 2005 is primarily due to the fact that new customer starts in 2005 were substantially mail order, while several large retail oriented customers terminated subsequent to June 30, 2004. Our mail penetration rate was approximately 26.3% in the three months ended June 30, 2005, compared to a mail penetration rate of 20.2% in 2004. The increase in average revenue per mail service claim reflects increases in the prices of products dispensed partially offset by the effects of higher generic dispensing rates as described above. Our mail service generic dispensing rate was 39.7% in the three months ended June 30, 2005, compared to a mail service generic dispensing rate of 37.0% in 2004.

Revenues from retail claims increased approximately $216.4 million, or 4.2%, to approximately $5.3 billion in the three months ended June 30, 2005 from approximately $5.1 billion in 2004. This increase resulted from an increase in average revenue per retail claim of approximately 3.9% offset by a decrease in retail claim volume of approximately 10.3%. The increase in average revenue per retail claim reflects increases in the prices of products dispensed offset by the effects of higher generic dispensing rates. Our retail generic dispensing rate was 52.9% in the three months ended June 30, 2005, compared to a retail generic dispensing rate of 48.1% in 2004. The retail claim volume decrease is primarily related to the termination of several large retail accounts as described above.

Cost of Revenues. Cost of revenues increased approximately $828.9 million, or 12.0%, to approximately $7.7 billion in the three months ended June 30, 2005 from approximately $6.9 billion in 2004. Cost of revenues for the three months ended June 30, 2005, decreased by 0.6% as a percentage of net revenue, or approximately $51 million, compared to the same period in 2004 and were favorably impacted by economies of scale resulting from the AdvancePCS Acquisition. Cost of revenue growth and cost of revenues as a percentage of net revenue were impacted by a higher dispensing rate of generic drugs that have lower prices but result in healthcare cost savings for our customers.

Pharmacy operating costs and other costs of revenues increased by approximately $23.4 million, or 11.7%, to approximately $223.5 million in the three months ended June 30, 2005 from approximately $200.1 million in 2004. This increase relates primarily to additional customer service center and pharmacy costs incurred to service the overall increase in mail service claims in the three months ended June 30, 2005 from levels experienced in 2004. Pharmacy operating costs and other costs of revenues remained flat as a percentage of revenue at 2.7% in the three months ended June 30, 2005 and 2004. Pharmacy operating costs and other costs of revenues as a percentage of total revenue reflects the higher mail penetration rate discussed above offset by certain efficiencies and economies of scale realized subsequent to the AdvancePCS Acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 4.1% on an absolute basis and also decreased as a percentage of net revenue, to 1.40% from 1.64%, primarily reflecting the impact of elimination of duplicative costs subsequent to the AdvancePCS Acquisition.

Depreciation. Depreciation was relatively flat in the three months ended June 30, 2005 compared to the same period in 2004. However, based on anticipated capital expenditures, depreciation expense is expected to total approximately $101 million in 2005.

Amortization of Intangible Assets. The amortization of intangible assets recorded in 2005 and 2004 was related entirely to the intangible assets acquired from AdvancePCS on March 24, 2004. Amortization of intangible assets is expected to total approximately $47 million in 2005.

Interest Expense, Net. The decrease in net interest expense in 2005 resulted primarily from increased interest income generated by cash on hand and short-term investments and a decrease in interest expense on long-term debt due to principal repayments. Net interest expense is expected to total approximately $3 million to $5 million in 2005.

Stock Option Expense. The stock option expense recorded in 2005 and 2004 relates to the intrinsic value of unvested stock options held by AdvancePCS optionees on the date of the AdvancePCS Acquisition. We issued replacement stock options to these optionees with vesting terms identical to their original stock options. The intrinsic value amount related to the unvested portion of these replacement stock options will be recognized as an expense in future periods. Stock option expense is expected to total approximately $11 million in 2005.

Provision for Income Taxes. Our provision for income taxes was recorded using a 39.5% effective tax rate on book income in 2005 compared to the 39.8% effective tax rate on book income in 2004. The decrease related to differences in effective aggregate state tax rates.

Integration and Other Related Expenses. Integration and other related expenses includes the final payment under the AdvancePCS Retention Plan.

Results of operations for the six months ended June 30, 2005 compared to the same period in 2004

AdvancePCS Operating Results. The results of operations of AdvancePCS are included in our unaudited condensed consolidated statements of income beginning March 24, 2004, the date on which we acquired AdvancePCS. The primary factor influencing the comparison of our results of operations from 2005 to 2004 was the AdvancePCS Acquisition.

Net Revenue. Net revenue increased by approximately $6.3 billion to approximately $16.6 billion in the six months ended June 30, 2005 from approximately $10.3 billion in 2004. On a pro forma basis, net revenue increased by approximately $1.7 billion, or 11.2%, to approximately $16.6 billion in the six months ended June 30, 2005, from approximately $14.9 billion in 2004. Pro forma revenue growth primarily reflects increases due to net new business and drug cost inflation, partially offset by a higher dispensing rate of generic drugs that have lower prices but result in healthcare cost savings for our customers and had the effect of reducing revenues. Excluding the impact of higher generic dispensing rates, pro forma revenues for the six months ended June 30, 2005, would have increased approximately 16% over the pro forma 2004 amount.

On a pro forma basis, revenues from mail service claims increased approximately $1.4 billion, or 33.0%, to approximately $5.6 billion in the six months ended June 30, 2005 from approximately $4.2 billion in 2004. This increase results from an increase in mail service claim volume of approximately 26.9% and an increase in average revenue per mail service claim of approximately 5.3%. The mail service claim volume increases are related to both increases from new customers and an increase in the mail penetration rate. The increase in the mail service claim volume and the mail penetration rate during the first half of 2005 is due primarily to the fact that new customer starts in 2005 were substantially mail order, while several large retail customers terminated subsequent to June 30, 2004. On a pro forma basis, our mail penetration rate was approximately 25.4% in the six months ended June 30, 2005, compared to a mail penetration rate of 19.9% in 2004. The increase in average revenue per mail service claim reflects increases in the prices of products dispensed offset by the effects of higher generic dispensing rates as described above. On a pro forma basis, our mail service generic dispensing rate was 39.6% in the six months ended June 30, 2005, compared to a mail service generic dispensing rate of 36.9% in 2004.

On a pro forma basis, revenues from retail claims increased approximately $300.2 million, or 2.8%, to approximately $10.9 billion in the six months ended June 30, 2005 from approximately $10.6 billion in 2004. This increase results from an increase in average revenue per retail claim of approximately 4.3% offset by a decrease in retail claim volume of approximately 7.8%. The increase in average revenue per retail claim reflects increases in the prices of products dispensed offset by the effects of higher generic dispensing rates. On a pro forma basis, our retail generic dispensing rate was 52.4% in the six months ended June 30, 2005, compared to a retail generic dispensing rate of 48.1% in 2004. The retail claim volume decrease is primarily related to the termination of several large retail accounts as described above.

Cost of Revenues. Cost of revenues increased approximately $5.9 billion to approximately $15.6 billion in the six months ended June 30, 2005 from approximately $9.7 billion in 2004. On a pro forma basis, cost of revenues increased by approximately $1.5 billion, or 10.4%, to approximately $15.6 billion in the six months ended June 30, 2005, from approximately $14.2 billion in 2004. Pro forma cost of revenues for the six months ended June 30, 2005, decreased by 0.7% as a percentage of net revenue, or approximately $117 million, compared to the same period in 2004 and were favorably impacted by economies of scale resulting from the AdvancePCS Acquisition. Pro forma cost of revenue growth and cost of revenues as a percentage of net revenue were also impacted by a higher dispensing rate of generic drugs that have lower prices but result in healthcare cost savings for our customers.

Pharmacy operating costs and other costs of revenues increased by approximately $52.9 million, or 13.1%, on a pro forma basis to approximately $458.1 million in the six months ended June 30, 2005 from approximately $405.2 million in 2004. This increase relates primarily to additional customer service center and pharmacy costs incurred to service the overall increase in mail service claims in the six months ended June 30, 2005 from levels experienced in 2004. Pharmacy operating costs and other costs of revenues increased as a percentage of revenue to 2.8% in the six months ended June 30, 2005 from 2.7% in 2004. The increase in pharmacy operating costs and other costs of revenues as a percentage of total revenue primarily reflects the higher mail penetration rate discussed above offset by certain efficiencies and economies of scale realized subsequent to the AdvancePCS Acquisition. In addition, during the first half of 2005, the company incurred additional expenses to implement the substantial amount of net new business, which was weighted significantly toward mail service in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on an absolute basis in 2005, due primarily to the AdvancePCS Acquisition. On a pro forma basis, selling, general and administrative expenses decreased by 4.8% on an absolute basis and also decreased as a percentage of net revenue, to 1.36% from 1.59%, primarily reflecting the impact of elimination of duplicative costs subsequent to the AdvancePCS Acquisition.

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

Interest Expense, Net. The decrease in net interest expense in 2005 resulted primarily from increased interest income generated by cash on hand and short-term investments and a decrease in interest expense on long-term debt due to principal repayments.

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

Provision for Income Taxes. Our provision for income taxes was recorded using a 39.5% effective tax rate on book income in 2005 compared to an approximately 39.9% effective tax rate on book income in 2004. The decrease related to differences in effective aggregate state tax rates.

Integration and Other Related Expenses. The decrease in integration and other related expenses reflects costs incurred for outside consulting services for integration planning activities in 2004 that were not incurred in 2005.

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

The following tables set forth selected information concerning our liquidity and capital resources and changes therein for the six months ended June 30, 2005 (in millions):

Six Months Ended June 30, 2005
Net cash provided by (used in):
Continuing operations	$571.0
Investing activities	(500.5)
Financing activities	(398.3)
Discontinued operations	(8.6)

Net decrease in cash and cash equivalents for the six months ended June 30, 2005	(336.4)
Cash and cash equivalents - December 31, 2004	1,078.8

Cash and cash equivalents - June 30, 2005	$742.4

	June 30, 2005	December 31, 2004
Working capital (1)	$552.4	$455.5

Long-term debt (2):
Fixed-rate debt	$450.0	$450.0

Availability under revolving credit facility	$386.6	$387.5

(1)	Working capital equals total current assets minus total current liabilities.
(2)	The December 31, 2004 amount reflects the repayment of the $147 million then outstanding balance of our term loan facility on February 18, 2005 and the repurchase of our remaining outstanding AdvancePCS 8.5% senior notes, at 104.25% of face value, on April 1, 2005.

Cash Flows from Continuing Operations. Our performance relative to net cash provided by continuing operations for the six months ended June 30, 2005 resulted from factors discussed above related to income from continuing operations offset primarily by changes in non-cash working capital. The net increase in non-cash working capital affecting cash flows from continuing operations from December 31, 2004 to June 30, 2005 includes the effect of the timing of certain payments in 2005 related to transactions that generated cash receipts in 2004, primarily related to the AdvancePCS Acquisition. For many of the customer contracts we assumed in the AdvancePCS Acquisition, discount payments to customers are based on the discounts that we have collected from pharmaceutical manufacturers. Accordingly, during the first half of 2005, we made payments to these customers for their portions of manufacturer discounts that were collected in 2004. We expect additional such payments to continue through the third quarter of 2005. In addition, cash flow from operations was negatively impacted during the first half of 2005 due to the termination of certain client contracts which had significant levels of retail claims.

Cash Flows from Investing Activities. Cash flows used in investing activities for the six months ended June 30, 2005 primarily include $442.5 million invested in available-for-sale securities (net of proceeds from the sale of available-for-sale securities of $246.5 million) and $55.8 million of capital expenditures.

Cash Flows from Financing Activities. In February 2005, we repaid the entire $147.0 million balance then outstanding under our term loan facility, and in April 2005, we repaid the $1.7 million remaining outstanding AdvancePCS Senior Notes. During the six months ended June 30, 2005, we also made payments of approximately $288.0 million to repurchase 7,080,500 shares of our common stock. These payments were offset by net proceeds of approximately $38.4 million from issuance of common stock under employee benefit plans, including exercises of stock options.

Credit Facility. At June 30, 2005, we had approximately $386.6 million available for borrowing under our revolving credit facility, exclusive of approximately $13.4 million reserved under letters of credit.

Receivables Facility. Our $500 million receivables-backed credit facility expired on March 23, 2005. There were no amounts outstanding under this facility in 2005.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued a revision of FAS 123 entitled Share-Based Payment (“FAS 123R”). FAS 123R requires companies to recognize the grant-date fair value of stock options as an expense in their financial statements, as opposed to the footnote-only pro forma disclosure requirements contained in FAS 123. Companies may continue the FAS 123 pro forma disclosures through the required effective date of adoption of FAS 123R. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to January 1, 2006, for most public companies, including us.

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

Outlook

Liquidity and Capital Resources Overview. Currently, our liquidity needs arise primarily from: (i) commitments related to financing obtained through the issuance of long-term debt; (ii) working capital requirements; (iii) capital expenditures and (iv) funding discontinued operations (including the funding of any retained liabilities). Additionally, we have acquired businesses recently, may continue to acquire additional businesses in the future, and could fund any such acquisition using cash on hand and short-term investments, availability under our revolving credit facility, or a combination thereof. We believe that our cash on hand, short-term investments, cash flows from operations and amounts available under our revolving credit facility are sufficient to meet our liquidity needs for the foreseeable future.

Derivative Financial Instrument. We plan to issue 10-year fixed rate debt in the second half of 2006 to replace our $450 million principal amount 7.375% senior notes, which mature in October 2006. In June 2005, we entered into a treasury lock agreement for the purpose of eliminating the variability in future interest payments on the planned issuance of 10-year fixed rate debt due to changes in the benchmark interest rate that may occur between the execution date of the agreement and the pricing date of the fixed rate debt. The treasury lock agreement is based on a 10-year U.S. Treasury Note with an aggregate principal balance of $450 million. We have designated the treasury lock agreement as a cash flow hedge, and have recorded the fair value of the agreement, $1.2 million as of June 30, 2005, in other long-term liabilities with a corresponding offset to accumulated other comprehensive loss on the accompanying condensed consolidated balance sheet. We had no ineffectiveness with regard to the agreement, and the effective gain or loss on the agreement will be recognized over the term of the debt as a component of the total interest expense related to interest payments on the debt issuance. We do not hold or issue derivative financial instruments for trading purposes.

Stock Repurchase Program. We are authorized to repurchase up to $1.25 billion of our common stock on the open market under our previously announced repurchase program and amendments thereto. Repurchases under the program will occur at times and in amounts that management deems appropriate, and we have repurchased approximately 27.2 million shares at an aggregate cost of approximately $884.4 million under this program through August 5, 2005. Additional details for repurchases under our stock repurchase program appear at Part II – Item 2.

Integration and Related Expenses. We recorded integration costs and related expenses through June 30, 2005, related primarily to the AdvancePCS Acquisition and expect to record additional integration costs and related expenses throughout the remainder of 2005. These additional costs are not expected to be material to our financial position, results of operations or cash flows.

Planned Capital Expenditures. We expect total capital expenditures for 2005 to be approximately $140 million to $150 million.

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

In addition to these NOL carryforwards, we had approximately $31 million of future additional income tax deductions related to our discontinued operations. We also had a federal alternative minimum tax credit carryforward of approximately $42 million, which may be used to offset our ordinary federal corporate income taxes in the future. We currently expect to utilize the majority of the benefit of our NOL and alternative minimum tax credit carryforwards in the second half of 2005. After these carryforwards are fully utilized, the amount of cash taxes we pay as a percentage of pretax income will increase significantly.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, we were exposed to market risk from changes in interest rates related to debt outstanding under our credit facility and for the discount on revolving sales of accounts receivable under our trade receivables sales facility. At December 31, 2004, we had $159.5 million of obligations which were subject to variable rates of interest, including $147 million then-outstanding under our term loan facility. During the six months ended June 30, 2005, we fully repaid our term loan facility, and our trade receivables sales facility expired and was not renewed.

We plan to issue 10-year fixed rate debt in the second half of 2006 to replace our $450 million principal amount 7.375% senior notes, which mature in October 2006. In June 2005, we entered into a treasury lock agreement for the purpose of eliminating the variability in future interest payments on the planned issuance of 10-year fixed rate debt due to changes in the benchmark interest rate that may occur between the execution date of the agreement and the pricing date of the fixed rate debt. The treasury lock agreement is based on a 10-year U.S. Treasury Note with an interest rate of approximately 4.12% and an aggregate principal balance of $450 million. The fair value of the agreement, representing the amount we would pay if the agreement were terminated, was approximately $1.2 million as of June 30, 2005. A hypothetical decrease in interest rates of 10%, or approximately 41 basis points, from the rate at June 30, 2005, would result in an increase in the fair value of the agreement, representing the amount we would pay if the agreement were terminated, of approximately $15 million as of June 30, 2005. The fair value of the agreement, representing the amount we would receive if the agreement were terminated, was approximately $11 million as of August 1, 2005.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of June 30, 2005, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely manner.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the second fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to certain legal proceedings as described in Note 11, Contingencies, to its unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and hereby incorporated herein by reference.

In June 2005, the Superior Court of California, County of Los Angeles, entered an order unsealing a qui tam complaint filed by four relators who were formerly employed by Caremark, including the two relators in a similar Florida qui tam lawsuit initially filed in January 2003, as described in more detail in Note 11, Contingencies. The relators have filed the lawsuit purportedly on behalf of the State of California. The California qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the California False Claims Act. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. The State of California, acting through the Office of the Attorney General, has declined to intervene in the qui tam lawsuit, and the court issued an order confirming the State of California’s election not to intervene on June 22, 2005. The lawsuit will proceed but will therefore be prosecuted by the private individual plaintiffs and not the government.

In May 2005, the United States District Court for the Western District of Texas issued an order unsealing a qui tam complaint filed by relator Janaki Ramadoss, a former Caremark employee. The complaint originally was filed under seal on August 23, 1999 and includes allegations relating to Caremark’s processing of Medicaid claims and claims of certain other government programs. The lawsuit seeks monetary damages and includes allegations under the federal false claims act and various state fraud and false claims acts. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. The United States Department of Justice and the states of Texas, Tennessee, Florida and Arkansas have indicated an intent to intervene in the lawsuit. Caremark believes the lawsuit mischaracterizes the role of a pharmacy benefits manager in processing Medicaid and other government claims for its client plan sponsors. Caremark previously filed an action in Tennessee for declaratory and injunctive relief, as described in more detail in Note 11, Contingencies, seeking clarity about how such claims should be processed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2005, the Company repurchased shares of its common stock, $0.001 par value per share, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Since Inception	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Balance at March 31, 2005			20,238,100	$659,374,223
April 2005	2,150,000	$38.95	22,388,100	$575,640,298
May 2005	900,000	43.29	23,288,100	$536,682,388
June 2005	1,950,000	43.92	25,238,100	$451,034,255

Total	5,000,000	$41.67	25,238,100	$451,034,255

(1)	Per share amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended June 30, 2005. The average price paid per share for all repurchases made under the program from its inception through June 30, 2005, was $31.66.

(2)	We are authorized to repurchase up to $1.25 billion of our common stock on the open market under our previously announced repurchase program. On July 1, 2002, we announced that we had adopted a program to purchase up to $150 million of our common stock on the open market. On July 20, 2004, we announced that we had raised the authorized repurchases under this program to $750 million. On May 17, 2005, we announced that we had raised the authorized repurchases under this program by $500 million to $1.25 billion.

Our stock repurchase program does not have a set expiration date, and repurchases under the program will be made at times and in amounts as our management deems appropriate. Subsequent to June 30, 2005, the Company repurchased an aggregate of 2,001,200 shares of its common stock under this program at an average price per share of approximately $42.69. As of August 5, 2005, approximately $365.6 million of the $1.25 billion authorized under the repurchase program remained available for additional share repurchases.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 11, 2005. The following matters were voted upon by the Company’s stockholders at this meeting:

Election of Directors. Three directors were elected for three-year terms expiring on the date of the annual meeting in 2008 or until their successors are duly elected and qualified. The votes received for each director were as follows:

	Votes For	Votes Withheld
Edwin M. Crawford	393,515,022	13,470,251
Kristen Gibney Williams	363,241,742	43,743,531
Edward L. Hardin, Jr.	394,377,106	12,608,167

The terms of the following directors continued after the meeting: Edwin M. Banks; Colleen Conway-Welch, Ph.D.; Roger L. Headrick; Jean-Pierre Millon; C. David Brown II; Harris Diamond; Ted H. McCourtney; C.A. Lance Piccolo and Michael D. Ware.

Stockholder Proposal. A stockholder proposal submitted by the Adrian Dominican Sisters requested that the Company provide a report, updated semi-annually, disclosing the Company’s: (1) policies and procedures for political contributions (both direct and indirect) made with corporate funds and (2) monetary and non-monetary contributions to political candidates, political parties, political committees and other political entities organized and operating under 26 USC Sec. 527 of the Internal Revenue Code, including (a) an accounting of the Company’s funds contributed to any of the persons described above; (b) the business rationale for each of the Company’s political contributions; and (c) identification of the person or persons in the Company who participated in making the decisions to contribute. This stockholder proposal was not approved, with 26,240,387 votes for; 294,564,969 votes against and 42,304,241 abstentions and broker non-votes.

Item 6. Exhibits

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

CAREMARK RX, INC.

By:	/s/ PETER J. CLEMENS IV
Peter J. Clemens IV
Executive Vice President and
Chief Financial Officer

Date: August 8, 2005