Form 10-Q
period 2005-09-30
CAREMARK RX INC
filed 2005-11-09
CIK 1000736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, the registrant had 449,765,852 shares (including 5,842,849 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

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

There are several factors which could adversely affect our operations and financial results, including, but not limited to, the following:

•	Risks relating to identification of, and competition for, growth and expansion opportunities;

•	Risks related to our ability to attract new customers and retain existing customers;

•	Risks relating to declining reimbursement levels for, or increases in the costs of, products dispensed;

•	Risks relating to the timing and launch of generic pharmaceutical products into the marketplace;

•	Risks relating to exposure to liabilities in excess of our insurance;

•	Risks relating to compliance with, or changes in, government regulation and legislation, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation;

•	Risks relating to our participation in the Federal government’s Medicare Part D program, including, but not limited to, financial risks from our SilverScript Insurance Company subsidiary’s participation in the program on a risk-bearing basis, risks of customer losses to other Medicare Part D providers and risks relating to compliance with applicable Medicare regulations and state insurance laws and regulations;

•	Risks relating to adverse developments in the healthcare or pharmaceutical industry generally, including, but not limited to, developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities;

•	Risks relating to adverse resolution of existing or future lawsuits or investigations;

•	Risks relating to our liquidity and capital requirements; and

•	Risks relating to our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding the closure or sale of our Physician Practice Management (“PPM”) business.

More detailed discussions of certain of these risk factors can be found at “Item 1. Business,” “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements” contained in Items 8 and 15(a)1 of our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 3, 2005.

i

CAREMARK RX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$942,738	$1,078,803
Short-term investments	534,703	223,610
Short-term investments — restricted	27,500	—
Accounts receivable, less allowance for doubtful accounts of $51,899 in 2005 and $51,473 in 2004	2,051,013	1,977,557
Inventories	405,776	436,754
Deferred tax asset, net	151,223	402,698
Income taxes receivable, net	41,409	64,654
Prepaid expenses and other current assets	28,822	35,550

Total current assets	4,183,184	4,219,626

Property and equipment, net of accumulated depreciation of $317,597 in 2005 and $246,522 in 2004	303,525	285,214
Goodwill, net	7,123,206	6,982,551
Other intangible assets, net of accumulated amortization of $88,506 in 2005 and $51,368 in 2004	744,339	782,312
Other assets	49,859	40,031

Total assets	$12,404,113	$12,309,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$794,016	$678,083
Claims and discounts payable	2,349,647	2,644,426
Other accrued expenses and liabilities	329,033	293,017
Current portion of long-term debt	—	148,610

Total current liabilities	3,472,696	3,764,136

Long-term debt, net of current portion	450,000	450,000
Deferred tax liability, net	249,901	220,141
Other long-term liabilities	332,987	335,740

Total liabilities	4,505,584	4,770,017

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value per share; 700,000 shares authorized; issued — 477,957 shares in 2005 and 474,578 shares in 2004	478	475
Additional paid-in capital	8,646,101	8,564,031
Unearned stock-based compensation	(9,472)	(21,783)
Treasury stock — 27,513 shares in 2005 and 18,158 shares in 2004	(896,962)	(510,978)
Shares held in trust — 5,862 shares in 2005 and 6,045 shares in 2004	(94,496)	(97,452)
Retained earnings (accumulated deficit)	260,786	(380,924)
Accumulated other comprehensive income (loss), net	(7,906)	(13,652)

Total stockholders’ equity	7,898,529	7,539,717

Total liabilities and stockholders’ equity	$12,404,113	$12,309,734

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue (1)(2)	$8,072,441	$7,457,892	$24,623,495	$17,788,277

Operating expenses:
Cost of revenues (1)(2)(3)	7,533,395	7,004,741	23,089,484	16,694,143
Selling, general and administrative expenses	115,848	111,645	341,679	287,501
Depreciation	25,402	24,735	73,962	61,998
Amortization of intangible assets	11,725	11,847	35,533	25,206
Stock option expense	2,733	6,408	9,174	15,493
Integration and other related expenses	1,686	5,798	8,807	21,236
Interest (income) expense, net	(863)	7,306	4,178	25,714

Income before provision for income taxes	382,515	285,412	1,060,678	656,986
Provision for income taxes	151,094	113,593	418,968	261,760

Net income	$231,421	$171,819	$641,710	$395,226

Average number of common shares outstanding - basic	444,507	456,131	447,593	398,113
Common stock equivalents - stock options and warrants	9,087	8,638	8,859	9,302

Average number of common shares outstanding - diluted	453,594	464,769	456,452	407,415

Net income per common share - basic	$0.52	$0.38	$1.43	$0.99

Net income per common share - diluted	$0.51	$0.37	$1.41	$0.97

(1)	Includes approximately $1.3 billion of retail copayments for the three months ended September 30, 2005 and 2004, and approximately $4.2 billion and $3.2 billion of retail copayments for the nine months ended September 30, 2005 and 2004, respectively.
(2)	See Note 1 of the accompanying Notes to Condensed Consolidated Financial Statements for information concerning the first and second quarters of 2005.
(3)	Excludes depreciation expense, which is presented separately.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from continuing operations:
Net income	$641,710	$395,226
Adjustments to reconcile net income to net cash provided by continuing operations:
Deferred income taxes	343,243	233,887
Depreciation and amortization	109,495	87,204
Stock option expense	9,174	15,493
Non-cash interest expense	1,754	2,392
Writeoff of deferred financing costs	686	2,206
Other non-cash expenses, net	796	249
Changes in operating assets and liabilities, net of effects of acquisitions/disposals of businesses	(309,979)	379,145

Net cash provided by continuing operations	796,879	1,115,802

Cash flows from investing activities:
Purchase of short-term investments	(765,325)	(198,651)
Sale of short-term investments	426,732	—
Acquisition of AdvancePCS, net of cash acquired	—	(391,933)
Capital expenditures, net	(96,994)	(55,446)
Proceeds from sale of property and equipment	2,113	—
(Acquisition)/partial liquidation of investments in businesses	(7,438)	10,382

Net cash used in investing activities	(440,912)	(635,648)

Cash flows from financing activities:
Net repayments under credit facilities	(147,000)	(97,625)
Repurchase of AdvancePCS Senior Notes	(1,678)	(206,810)
Proceeds from stock issued under equity-based compensation plans	51,793	125,628
Purchase of treasury stock	(385,984)	(337,986)
Deferred financing costs	—	(3,857)
Securities issuance costs	—	(2,729)

Net cash used in financing activities	(482,869)	(523,379)
Cash used in discontinued operations	(9,163)	(8,557)

Net decrease in cash and cash equivalents	(136,065)	(51,782)
Cash and cash equivalents — beginning of period	1,078,803	815,328

Cash and cash equivalents — end of period	$942,738	$763,546

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

Note 1. Business and Basis of Presentation

Caremark Rx, a Delaware corporation, is one of the largest pharmaceutical services companies in the United States. The Company’s operations are conducted primarily through Caremark Inc. (“Caremark”), a wholly-owned, indirect subsidiary of Caremark Rx, and CaremarkPCS (f/k/a AdvancePCS) (“CaremarkPCS” or “AdvancePCS”), a wholly-owned, direct subsidiary of Caremark Rx. Caremark Rx acquired AdvancePCS on March 24, 2004 (the “AdvancePCS Acquisition”). The Company’s customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States. During the three months and nine months ended September 30, 2005, one customer accounted for approximately 17% and 16% of the Company’s net revenue, respectively.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full year. Amounts of revenue and cost of revenues originally reported for the three months ended March 31, 2005 and June 30, 2005 have been reduced by approximately $24 million and $37 million, respectively, in arriving at the amounts of such items reported for the nine months ended September 30, 2005, due to elimination of certain intercompany revenue and cost of revenues in the previously reported amounts. This adjustment represents approximately 0.3% and 0.5% of revenue and cost of revenues originally reported for the respective periods and has no impact on the Company’s net income, financial position or cash flows. The condensed consolidated balance sheet of the Company at December 31, 2004, has been derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements and footnote disclosures should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2005.

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

September 30, 2005

(Unaudited)

stock options granted under its stock-based compensation plans. FAS 123 was revised in December 2004, as described further below under the caption, Recent Accounting Pronouncement.

The intrinsic value method requires the Company to recognize compensation expense based on the difference in the market price and the exercise price of options at their grant date. The exercise price of option grants under the Company’s stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no compensation expense, other than compensation expense for the replacement stock options issued in connection with the AdvancePCS Acquisition, has been recognized in the accompanying unaudited condensed consolidated financial statements. The Company recognized approximately $2.7 million and $6.4 million of stock option expense in the three months ended September 30, 2005 and 2004, and $9.2 million and $15.5 million of stock option expense in the nine months ended September 30, 2005 and 2004, respectively, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange for their AdvancePCS options upon completion of the Company’s acquisition of AdvancePCS. The total intrinsic value of these unvested options at the acquisition date was approximately $49.9 million, and the Company is expensing the intrinsic value of these options over their vesting periods using the optional pro rata method described in FASB Interpretation No. 28. The actual amount to be expensed will be reduced for any options that are canceled prior to vesting, and approximately $11.3 million of the $49.9 million originally allocated to unearned stock-based compensation had been forfeited as of September 30, 2005, due to cancellation of the underlying stock options.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
As reported:
Net income	$231.4	$171.8	$641.7	$395.2

Stock-based employee compensation cost (1)	$2.1	$3.9	$8.3	$9.4

Net income per common share — basic	$0.52	$0.38	$1.43	$0.99

Net income per common share — diluted	$0.51	$0.37	$1.41	$0.97

Pro forma:
Net income	$225.5	$169.3	$627.0	$390.8

Stock-based employee compensation cost (2)	$8.0	$6.5	$23.0	$13.9

Net income per common share — basic	$0.51	$0.37	$1.40	$0.97

Net income per common share — diluted	$0.50	$0.36	$1.37	$0.94

Black-Scholes assumptions (3) (weighted average):
Risk-free interest rate	3.97%	3.37%	3.81%	2.41%
Expected volatility	28%	24%	28%	37%
Expected option lives (years)	4.0	4.0	4.0	3.1

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Unaudited)

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

Additionally, FAS 123R changes the accounting for many equity instruments other than stock options that may be issued to employees under the Company’s various benefit plans. A portion of future transactions under the Company’s employee stock purchase plan (“ESPP”), as currently structured, would result in compensation expense after adoption of FAS 123R, and instruments such as the restricted stock or stock units which may be issued under the Company’s 2004 Stock Incentive Plan would be impacted as well. FAS 123R also changes the statement of cash flows classification of tax benefits received for the amount of income tax deductions taken for option exercises in excess of amounts expensed thereunder. These amounts are currently classified in cash flows from operating activities; however, they will be classified as cash flows from financing activities after adoption of FAS 123R. The payroll taxes paid by the Company related to stock option exercises will remain classified as cash flows from operating activities.

The Company expects the adoption of FAS 123R on January 1, 2006 to result in additional stock option expense of approximately $24 million during 2006 for the majority of its options outstanding at September 30, 2005, for which it currently records no expense. In addition, the Company’s ESPP, as currently structured, is expected to generate expense of approximately $3 million under FAS 123R, and the AdvancePCS replacement options will continue to be expensed over their remaining vesting periods and are expected to generate expense of approximately $6 million in 2006. The Company expects total expense under FAS 123R to be approximately $33 million in 2006, excluding income tax benefit and the impact of any 2006 stock option grants. The Company does not expect the adoption of FAS 123R in 2006 to have a material effect on its financial position or cash flows (excluding the classification impact on the statement of cash flows discussed above).

Note 3. Short-term Investments – Restricted

In connection with the Company’s filing an application with the Centers for Medicare and Medicaid Services (“CMS”) to participate as a prescription drug plan sponsor (“PDP”) under Part D of the Medicare

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Unaudited)

Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”), Caremark Rx has formed a wholly-owned, indirect subsidiary named SilverScript Insurance Company. SilverScript Insurance Company will be the Company’s PDP and, pursuant to the Medicare Act, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

SilverScript Insurance Company has applied to the Tennessee Department of Insurance for licensure as a domestic insurance company under the applicable laws and regulations of the State of Tennessee and has filed expansion applications for licensure as an insurance company in other jurisdictions where it may seek to do business. The Tennessee domestic insurance licensure application and expansion insurance licensure applications were pending as of the date of this filing.

At September 30, 2005, the Company has classified $27.5 million of short-term investments held by SilverScript Insurance Company as restricted assets to reflect net worth requirements specified by CMS in conjunction with the PDP licensure process. Upon SilverScript Insurance Company’s becoming a licensed insurance company, these net worth requirements will be supplanted by the capital and reserve requirements of the various insurance regulatory agencies.

Note 4. Derivative Financial Instrument and Interest Rate Risk Management

The Company plans to issue 10-year fixed rate debt in the second half of 2006 to replace its $450 million principal amount 7.375% senior notes, which mature in October 2006. In June 2005, the Company entered into a treasury lock agreement for the purpose of eliminating the variability in future interest payments on the planned debt issuance due to changes in the benchmark interest rate that may occur between the execution date of the agreement and the pricing date of the fixed rate debt. The treasury lock agreement is based on a 10-year U.S. Treasury Note with an aggregate principal balance of $450 million. The Company has designated the treasury lock agreement as a cash flow hedge, and has recorded the fair value of the agreement, $9.3 million as of September 30, 2005, in other assets with a corresponding offset to accumulated other comprehensive income (loss) on the accompanying condensed consolidated balance sheet. The Company had no ineffectiveness with regard to the agreement, and the ultimate effective gain or loss on the agreement will be recognized over the term of the debt as a component of the total interest expense related to interest payments on the debt issuance. The Company does not hold or issue derivative financial instruments for trading purposes.

Note 5. Comprehensive Income

The Company’s comprehensive income primarily includes changes in the fair value of its treasury lock agreement that qualifies for hedge accounting and changes in its minimum pension liability in addition to net income. For the three months and nine months ended September 30, 2005, comprehensive income was $237.9 million and $647.5 million, respectively. The difference between net income and comprehensive income for the three months and nine months ended September 30, 2005 is due primarily to changes in the fair value of the Company’s treasury lock agreement, net of taxes.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Unaudited)

Note 6. Acquisition of AdvancePCS and Integration Plan

Acquisition of AdvancePCS. The results of operations of AdvancePCS are included in the accompanying unaudited condensed consolidated statements of income beginning March 24, 2004. The pro forma results of operations of the Company and AdvancePCS, as if the AdvancePCS Acquisition had occurred on January 1, 2004, were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	$8,072,441	$7,457,892	$24,623,495	$22,398,080

Net income	$232,441	$175,073	$647,038	$443,193

Earnings per share - basic	$0.52	$0.38	$1.45	$0.97

Earnings per share - diluted	$0.51	$0.38	$1.42	$0.95

The pro forma revenue amounts presented above include approximately $1.3 billion of retail copayments for the three months ended September 30, 2005 and 2004, and $4.2 billion of retail copayments for the nine months ended September 30, 2005 and 2004. The pro forma net income amounts exclude integration and other related expenses incurred in connection with the AdvancePCS Acquisition (net of benefit from income taxes) of approximately $1.0 million and $3.5 million in the three months ended September 30, 2005 and 2004, respectively, and approximately $5.3 million and $12.8 million in the nine months ended September 30, 2005 and 2004, respectively.

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

September 30, 2005

(Unaudited)

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

Integration Plan. The Company has completed the major activities under its integration plan for AdvancePCS with respect to workforce rationalization and continues to complete the process of integrating its systems with those of AdvancePCS. Integration and other related expenses for the nine months ended September 30, 2005 consists primarily of involuntary termination/employee retention and related benefits.

Note 7. Supplemental Cash Flow Information

Supplemental information with respect to the Company’s cash flows for non-cash investing and financing activities related to the AdvancePCS Acquisition is as follows (in thousands):

	Twelve Months Ended December 31, 2004	Nine Months Ended September 30, 2004
Fair value of non-cash net assets acquired	$6,915,513	$6,914,853

Issuance of approximately 191 million shares of common stock	$6,227,720	$6,227,720
Issuance of replacement stock options for the purchase of approximately 14 million shares of common stock, net of approximately $49.9 million allocated to unearned stock-based compensation	271,909	271,909
Issuance of replacement warrants for the purchase of approximately 902,000 shares of common stock	15,000	15,000

Fair value of non-cash consideration	$6,514,629	$6,514,629

Note 8. Income Taxes

At December 31, 2004, the Company had a cumulative gross Federal income tax net operating loss (“NOL”) carryforward of approximately $766 million available to reduce future amounts of taxable income, approximately

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Unaudited)

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

In addition to these NOL carryforwards, at December 31, 2004, the Company had approximately $31 million of future additional income tax deductions related to its discontinued operations. The Company also had a federal alternative minimum tax credit carryforward of approximately $42 million, which may be used to offset its ordinary federal corporate income taxes in the future.

During the nine months ended September 30, 2005, the Company generated sufficient taxable income to fully utilize its Federal income tax NOL, except for a portion of the amount which was acquired through the AdvancePCS Acquisition, and expects to generate sufficient taxable income to fully utilize the remainder of its alternative minimum tax credit carryforwards in the fourth quarter of 2005. As a result, the amount of cash taxes the Company will pay as a percentage of pretax income is expected to increase significantly in 2006.

Note 9. Long-term Debt

The Company’s long-term debt at September 30, 2005, and December 31, 2004, consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Bank Credit Facility:
Term loan facility	$—	$147,000
Revolving facility	—	—

	—	147,000
Receivables Facility	N/A	—
7.375% senior notes due 2006	450,000	450,000
AdvancePCS 8.5% senior notes due 2008	—	1,610

	450,000	598,610
Less amounts classified as current liabilities:
Bank Credit Facility - term loan	—	(147,000)
AdvancePCS 8.5% senior notes due 2008	—	(1,610)

	$450,000	$450,000

Bank Credit Facility. The Company’s bank credit facility matures on March 23, 2009, and currently consists of a $400 million revolving credit facility. The Company repaid the $147 million then-outstanding balance of the $150 million term loan component of its bank credit facility in February 2005. This repayment had no impact on availability under the revolving facility. At September 30, 2005, the Company had approximately $386.6 million available for borrowing under the revolving facility, exclusive of approximately $13.4 million reserved under letters of credit.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Unaudited)

Receivables Facility. The Company’s $500 million receivables-backed credit facility expired on March 23, 2005. There were no amounts outstanding under this facility in 2005.

AdvancePCS Senior Notes. The Company repurchased the remaining outstanding AdvancePCS 8.5% senior notes pursuant to the terms of the indenture governing the notes, at 104.25% of face value, on April 1, 2005.

Debt Covenant Compliance. The Company was in compliance with all debt covenants at September 30, 2005.

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

In June 2005, the Superior Court of California, County of Los Angeles, entered an order unsealing a qui tam complaint filed by four relators who were formerly employed by Caremark, including the two relators in a similar Florida qui tam lawsuit initially filed in January 2003, as described in more detail below. The relators have filed the lawsuit purportedly on behalf of the State of California. The California qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the California False Claims Act. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. The State of California, acting through the Office of the Attorney General, has declined to intervene in the qui tam lawsuit, and the court issued an order confirming the State of California’s election not to intervene on June 22, 2005. The lawsuit is proceeding but is being prosecuted by the private individual plaintiffs and not the government.

In May 2005, the United States District Court for the Western District of Texas issued an order unsealing a qui tam complaint filed by relator Janaki Ramadoss, a former Caremark employee. The complaint originally was filed under seal on August 23, 1999 and includes allegations relating to Caremark’s processing of Medicaid

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Unaudited)

claims and claims of certain other government programs. The lawsuit seeks monetary damages and includes allegations under the federal false claims act and various state fraud and false claims acts. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. The United States Department of Justice and the states of Texas, Tennessee, Florida, Arkansas and Louisiana have intervened in the lawsuit and filed an amended complaint. The relator has also filed an amended complaint against Caremark. Caremark is evaluating the amended complaints and preparing to file its response.

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

In December 2004, Caremark filed a complaint in the United States District Court for the Middle District of Tennessee in Nashville for declaratory and injunctive relief against TennCare, the State of Tennessee’s managed healthcare program. TennCare provides healthcare coverage to individuals eligible for Medicaid benefits and other uninsured or uninsurable individuals. The complaint sought a declaration that certain pharmacy benefit plan limitations, including timely filing requirements, pharmacy network limitations and pharmacy benefit card presentation requirements, are enforceable with respect to claims submitted to Caremark by TennCare for reimbursement by pharmacy benefit plans administered by Caremark. Caremark filed this action because issues have been raised by the State of Tennessee, five other states and CMS concerning how the Company is adjudicating Medicaid third-party liability claims that have been paid by the respective state’s Medicaid program when the beneficiary also had coverage under a pharmacy benefit plan administered by Caremark. The United States Department of Justice filed papers in the Tennessee declaratory judgment action asking the court to dismiss Caremark’s complaint so that the issues raised therein could instead be addressed within the qui tam action in Texas described above. In April 2005, the court denied this request and ordered that Caremark’s complaint would go forward in Tennessee. In June 2005, the parties agreed to a stipulation of material facts and subsequently filed cross motions for summary judgment on the issues raised in Caremark’s complaint. In October 2005, the court granted TennCare’s motion for summary judgment and ruled that pharmacy benefit card presentation requirements and timely filing restrictions in a beneficiary’s health insurance plan do not apply to TennCare’s reimbursement claims. In rendering its decision, the court stated that the matter decided was “based on a good faith disagreement about a complex area of the law.” Caremark is considering whether to appeal the court’s decision.

In October 2004, Caremark Rx and Caremark were served with a complaint filed in the United States District Court for the Northern District of Illinois by the Chicago District Council of Carpenters Welfare Fund alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and that Caremark Rx and Caremark have

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Unaudited)

breached certain purported fiduciary duties under ERISA. In addition, the lawsuit alleges breach of contract and violations of the Illinois Consumer Fraud Deceptive Business Practices Act. The lawsuit seeks unspecified monetary damages and restitution. In April 2005, the court granted Caremark’s motion to dismiss as to the ERISA claims, and in August 2005, the court granted Caremark’s motion to dismiss the remaining state law claims for lack of jurisdiction. The plaintiff has subsequently appealed the court’s dismissal of the ERISA claims to the United States Court of Appeals for the Seventh Circuit and, in September 2005, re-filed its state law claims in the Circuit Court of Cook County in the State of Illinois.

In July 2004, Caremark Rx and Caremark were served with a putative private class action lawsuit that was filed by Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, in the United States District Court for the Middle District of Tennessee alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined by ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. This lawsuit, which is similar to the Bickley and Dolan actions described below and other pending litigation filed against other PBM companies, seeks unspecified monetary damages and injunctive relief. Caremark Rx and Caremark have filed motions seeking the complete dismissal of this action on various grounds. In August 2005, the court dismissed Moeckel’s action as against Caremark Rx, but otherwise denied Caremark’s motion.

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

On January 16, 2005, the Chicago Tribune reported that the Illinois Attorney General issued a subpoena to the attorney representing the Fowlers for documents and depositions relating to the Florida lawsuit. The Chicago Tribune reported that the request for documents was related to a qui tam action that has been filed in the State of Illinois. We have not seen a copy of the qui tam complaint allegedly on file in Illinois. We have been providing information requested by the Illinois Attorney General’s office. A qui tam lawsuit typically is filed under seal

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Unaudited)

pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. We have also received requests for information from the U.S. Attorney’s Office in Chicago, Illinois, seeking information relating to services provided by Caremark to certain federal health plan sponsors. The U.S. Attorney’s Office has indicated that some former employees are being interviewed as part of this investigation. We have been cooperating with the requests for information and cannot predict the timing, outcome or consequences of the review of such information.

In October 2003, Caremark Rx was served with a putative class action lawsuit filed by John Lauriello in the Circuit Court of Jefferson County, Alabama. The lawsuit was filed on behalf of a purported class of persons who were participants in the 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. Also named as defendants are several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. Alternatively, the lawsuit seeks to re-open the judgment approving the 1999 settlement. After the court overruled the defendants’ joint motion to dismiss in July 2004, the defendants filed their answers, which, among other things, denied all of the material allegations of the complaint. The parties then filed pleadings setting out their respective positions as to how this case should proceed. In January 2005, the court signed an order on class certification that, among other things, held that this case will proceed as a class action and set out a schedule for challenging the adequacy of John Lauriello to serve as class representative, as well as the appointment of Lauriello’s lawyers to act as class counsel. The defendants have filed papers with the Alabama Supreme Court seeking immediate appellate review of the trial court’s order. The Alabama Supreme Court has consolidated the issues raised by the parties to the appeal in Lauriello with those raised by the parties to the appellate proceedings involving the McArthur plaintiffs, which are discussed in the paragraph below.

In November 2003, a second putative class action lawsuit was filed by Frank McArthur in the Circuit Court of Jefferson County, Alabama arising out of the same 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. This lawsuit also was filed on behalf of a purported class of persons who were participants in the 1999 settlement, and named as defendants Caremark Rx, several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement, and a number of lawyers and law firms involved in negotiating and securing the approval of the 1999 settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. In December 2003, John Lauriello, the plaintiff in the lawsuit described above, filed a motion to intervene and a motion to dismiss, abate or stay this lawsuit on the grounds that it was a duplicative, later-filed, class action complaint. In January 2004, Caremark Rx and the other defendants filed their own motion to dismiss, abate or stay the lawsuit as a later-filed class action that is substantially similar to the Lauriello lawsuit. The defendants’ motion to stay was granted by the court, and the lawsuit was transferred to an Administrative Docket where it will be reviewed every ninety (90) days. In February 2005, the plaintiffs in the stayed McArthur case filed motions in the Lauriello case seeking to intervene in that litigation and asking for the right to challenge the adequacy of John Lauriello as class representative and his lawyers as class counsel. The court denied the McArthur plaintiffs’ motion to intervene. The McArthur plaintiffs have appealed the trial court’s order, and, as referenced above, the issues raised in that appeal have been consolidated with the issues raised in the Lauriello appeal.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Unaudited)

In October 2003, Caremark Rx, Caremark and AdvancePCS were served with a putative class action complaint filed against them and two PBM competitors in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The plaintiffs twice amended and restated their class action complaint, most recently asserting two claims under a single count purportedly arising under Section 1 of the Sherman Act. The court granted a motion filed by Caremark Rx and Caremark to transfer venue to the United States District Court for the Northern District of Illinois pursuant to the terms of the pharmacy services agreements between Caremark and the plaintiffs. The court also granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. In May 2005, the plaintiffs in this case filed a putative class action arbitration demand with the American Arbitration Association against AdvancePCS that is nearly identical to the complaint pending in the Northern District of Illinois against Caremark. The demand purports to cover direct claims made against AdvancePCS and seeks treble damages and injunctive relief enjoining the alleged antitrust violations. The arbitration proceeding has been stayed by agreement of the parties pending developments in the court case against Caremark Rx and Caremark, which is in discovery. The plaintiffs are seeking three times actual monetary damages and injunctive relief enjoining the alleged antitrust violations.

In August 2003, AdvancePCS was served with a putative class action brought by Bellevue Drug Co., Robert Schreiber, Inc., d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co., d/b/a Parkway Drugs #4, purportedly on behalf of themselves and all others similarly situated, and the Pharmacy Freedom Fund and the National Community Pharmacists Association, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege antitrust violations under Section 1 of the Sherman Act arising from AdvancePCS’s establishment of network rates for retail pharmacies. The plaintiffs seek for themselves and the purported class three times actual monetary damages and injunctive relief enjoining the alleged antitrust violations. The court granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The plaintiffs moved for reconsideration of the court’s decision or to have the decision certified for an immediate appeal, and their motion was denied.

In March and April of 2003, AdvancePCS, and subsequently Caremark Rx and Caremark, were served with a complaint by an individual named Robert Irwin. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. Recent changes in applicable law may affect whether or to what extent Irwin can continue with the case. In July 2005, Irwin filed an amended complaint to attempt to address the changes in law, and the PBM companies filed a motion to dismiss the amended complaint, which is pending before the court.

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

September 30, 2005

(Unaudited)

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

In April 2002, Caremark Rx was served with a putative private class action lawsuit that was filed by Roland Bickley, purportedly on behalf of the Georgia Pacific Corporation Life, Health and Accident Plan, in the United States District Court, Central District of California alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In August 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx subsequently was served in May 2002 with a virtually identical lawsuit, containing the same types of allegations, which was filed by Mary Dolan, purportedly on behalf of Wells Fargo Health Plan, and also filed in the United States District Court, Central District of California. In December 2002, this case also was ordered transferred to the United States District Court, Northern District of Alabama. Both of these lawsuits were amended to name Caremark as a defendant, and Caremark Rx was dismissed from the second case filed. These lawsuits, which are similar to the Moeckel case described above, the pending Glanton and Mulder litigation filed against AdvancePCS (described below) and similar litigation involving other PBM companies, seek unspecified monetary damages and injunctive relief. Caremark Rx and Caremark, as applicable, filed motions seeking the complete dismissal of both of these actions on various grounds. In December 2004, the court presiding over the Bickley matter entered an order dismissing that case in its entirety with prejudice, finding that the plaintiff lacked standing, had failed to exhaust his administrative remedies and that Caremark was not a fiduciary under ERISA as to the plaintiff. Bickley then filed a Motion to Alter or Amend the court’s order, which was denied by the court in February 2005. Bickley has subsequently appealed the dismissal of his action to the United States Court of Appeals for the Eleventh Circuit, where it is now pending, and the United States Department of Labor has filed an amicus brief. The Dolan matter has been stayed pending the Eleventh Circuit’s decision in Bickley.

In April 2002, AdvancePCS was served with a putative class action filed by Tommie Glanton in the United States District Court of Arizona brought on behalf of the plaintiff’s health plan and a purported class of self-funded health plans. In March 2003, AdvancePCS was served with a complaint filed by Tara Mackner in which the plaintiff, a purported participant in a self-funded health plan customer of AdvancePCS, sought to bring action on behalf of that plan. Each of the lawsuits sought unspecified monetary damages and injunctive relief. Because the previously filed Glanton case purported to be brought as a class action on behalf of self-funded plans, the court consolidated the Mackner case and the Glanton case. In November 2003, the court dismissed and terminated both the Glanton and Mackner cases on the pleadings, finding that the plaintiffs lacked standing to bring the actions under ERISA. The plaintiffs have appealed the District Court’s dismissal of these cases to the United States Court of Appeals for the Ninth Circuit, and the United States Department of Labor filed an amicus brief.

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

September 30, 2005

(Unaudited)

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

In November 1999, PCS Health Systems, Inc. received a subpoena from the Office of the Inspector General (OIG), through the United States Attorney’s Office for the Eastern District of Pennsylvania, seeking information concerning certain of its PBM business practices, including information relating to its arrangements with pharmaceutical manufacturers, retail pharmacies and health plans. The OIG requested information relating to the activities of Advance Paradigm prior to its acquisition of PCS Holding Corporation and the activities of AdvancePCS subsequent to such acquisition. AdvancePCS provided documents to the OIG and facilitated interviews of certain former and current employees in response to the subpoena. The government was reviewing whether certain AdvancePCS business practices comply with anti-kickback statutes, false claims statutes and other applicable laws and regulations. In September 2005, AdvancePCS entered into a settlement agreement with the federal government. Under the settlement agreement, AdvancePCS agreed, among other things, to pay $137.5 million to settle disputed claims, to adhere to certain business practices and to maintain a compliance program in accordance with a corporate integrity agreement. At the time the settlement was approved by the United States District Court for the Eastern District of Pennsylvania, the court ordered the unsealing of two related qui tam complaints filed by individual relators. The complaints originally were filed under seal on December 20, 2002 and September 26, 2003, and include allegations under the federal false claims acts and various state false claims acts and other state statutes. In addition to resolving the allegations made by the federal government, the settlement resolves federal civil monetary claims asserted by the relators in the qui tam actions. The settlement does not, however, resolve state law claims alleged by the relators relating to various state false claims acts and other state statutes. The relators originally named 11 states and the District of Columbia as additional plaintiffs in the qui tam actions. In October 2005, the court dismissed the state law claims without prejudice.

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

September 30, 2005

(Unaudited)

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

September 30, 2005

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

Factors That May Affect Future Results

Our future operating results and financial condition are dependent on our ability to market our services profitably, which is, in turn, heavily dependent on our ability to successfully negotiate discounts for pharmaceutical purchases at various points in our supply chain and to successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including, but not limited to: (i) identification of, and competition for, growth and expansion opportunities; (ii) our ability to attract new customers and retain existing customers; (iii) declining reimbursement levels for, or increases in the costs of, products dispensed; (iv) the timing and launch of generic pharmaceutical products into the marketplace; (v) exposure to liabilities in excess of our insurance; (vi) compliance with, or changes in, government regulation and legislation, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation; (vii) our participation in the Federal government’s Medicare Part D program; (viii) adverse developments in the healthcare or pharmaceutical industry generally, including, but not limited to, developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; (ix) adverse resolution of existing or future lawsuits or investigations; (x) liquidity and capital requirements and (xi) our ability to successfully terminate leases and other contractual agreements related to our discontinued operations and the outcome of various legal disputes surrounding our discontinued PPM business. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition.

There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. These legal matters are described in Note 11, Contingencies, to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected information about our results of continuing operations for the three-month and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Increase/(Decrease) 2005 over 2004
	2005	2004	2005	2004	Three Months	Nine Months
	(In millions, except per share amounts)
Net revenue (1)(5)	$8,072.4	$7,457.9	$24,623.5	$17,788.3	8.2%	38.4%

Operating expenses:
Cost of revenues (excluding depreciation) (1)(2)(5)	7,533.4	7,004.7	23,089.5	16,694.1	7.5%	38.3%
Selling, general and administrative expenses	115.8	111.6	341.7	287.5	3.8%	18.9%
Depreciation	25.4	24.7	74.0	62.0	2.8%	19.4%
Amortization of intangible assets	11.7	11.8	35.5	25.2	(0.8)%	40.9%
Stock option expense	2.7	6.4	9.2	15.5	(57.8)%	(40.6)%
Integration and other related expenses	1.7	5.8	8.8	21.2	(70.7)%	(58.5)%
Interest (income) expense, net	(0.9)	7.3	4.2	25.7	(112.3)%	(83.7)%

	7,689.9	7,172.5	23,562.8	17,131.3	7.2%	37.5%

Income from continuing operations before provision for income taxes	382.5	285.4	1,060.7	657.0	34.0%	61.4%
Provision for income taxes	151.1	113.6	419.0	261.8	33.0%	60.0%

Net income	$231.4	$171.8	$641.7	$395.2	34.7%	62.4%

Net income per common share - diluted	$0.51	$0.37	$1.41	$0.97	37.8%	45.4%

Operating Income (3)	$381.7	$292.7	$1,064.9	$682.7	30.4%	56.0%

Operating Margin	4.73%	3.92%	4.32%	3.84%

EBITDA (4)	$418.8	$329.3	$1,174.4	$769.9	27.2%	52.5%

EBITDA Margin	5.19%	4.42%	4.77%	4.33%

Net cash provided by (used in):
Continuing operations	$225.9	$413.9	$796.9	$1,115.8	(45.4)%	(28.6)%

Investing activities	$59.6	$(223.8)	$(440.9)	$(635.6)	126.6%	(30.6)%

Financing activities	$(84.6)	$(293.5)	$(482.9)	$(523.4)	71.2%	(7.7)%

Discontinued operations	$(0.6)	$(6.3)	$(9.2)	$(8.6)	90.5%	7.0%

Revenues:
Mail Service (1)	$2,917.5	$2,194.5	$8,556.8	$5,686.0	32.9%	50.5%
Retail (1)(5)	5,084.9	5,202.4	15,855.9	11,945.8	(2.3)%	32.7%
Other	70.0	61.0	210.8	156.5	14.8%	34.7%

	$8,072.4	$7,457.9	$24,623.5	$17,788.3	8.2%	38.4%

Cost of revenues:
Drug ingredient cost (5)	$7,319.2	$6,803.7	$22,417.2	$16,190.5	7.6%	38.5%
Pharmacy operating costs and other costs of revenues (2)	214.2	201.0	672.3	503.6	6.6%	33.5%

	$7,533.4	$7,004.7	$23,089.5	$16,694.1	7.5%	38.3%

Pharmacy claims processed:
Mail	14.6	11.8	43.3	30.4	23.7%	42.4%
Retail	116.2	132.6	366.7	300.7	(12.4)%	21.9%

	130.7	144.3	410.0	331.1	(9.4)%	23.8%

(1)	Amounts of revenues and cost of revenue originally reported for the three months ended March 31, 2005 and June 30, 2005 have been reduced by approximately $24 million and $37 million, respectively, in arriving at the amounts of such items reported for the nine months ended September 30, 2005, due to elimination of certain intercompany revenue and cost of revenues in the previously reported amounts. This adjustment represents approximately 0.3% and 0.5% of revenue and cost of revenues originally reported for the respective periods and has no impact on our net income, financial position or cash flows.

Additionally, the amounts of mail and retail revenues reported for 2005 have been adjusted to reflect a change in management’s classification of certain claims filled under our customers’ retail benefit plan designs but actually dispensed from our pharmacies. This change in classification had no impact to total revenue.

(2)	Cost of revenues excludes allocable depreciation of approximately $21.8 million and $21.1 million in the three months ended September 30, 2005 and 2004, respectively, and approximately $63.5 million and $52.1 million in the nine months ended September 30, 2005 and 2004, respectively. These amounts are included in total depreciation for each period.
(3)	Operating Income equals net revenue less cost of revenue; selling, general and administrative expenses, depreciation, amortization of intangible assets, stock option expense and integration and other related expenses. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (4) below.
(4)	We believe that EBITDA, which is a non-GAAP financial measure, is a supplemental measurement tool used by analysts and investors to help evaluate a company’s overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$231.4	$171.8	$641.7	$395.2
Depreciation and amortization	37.1	36.6	109.5	87.2
Interest (income) expense, net	(0.9)	7.3	4.2	25.7
Provision for income taxes	151.1	113.6	419.0	261.8

EBITDA	418.8	329.3	1,174.4	769.9
Cash interest (payments) receipts	9.5	1.5	5.8	(22.7)
Cash tax (payments) refunds	(17.9)	(4.1)	(9.3)	30.2
Other non-cash expenses	3.6	6.4	10.2	17.9
Other changes in operating assets and liabilities, net of acquisitions/disposals of businesses	(188.1)	80.8	(384.2)	320.5

Net cash provided by continuing operations	$225.9	$413.9	$796.9	$1,115.8

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

(5)	Includes approximately $1.3 billion in the three months ended September 30, 2005 and 2004, and approximately $4.2 billion and $3.2 billion in the nine months ended September 30, 2005 and 2004, respectively, of amounts paid by individual participants in our customers’ benefit plans directly to the third-party pharmacies in our retail networks (i.e., “retail copayments”).

Pro Forma Operating Results

The following table sets forth selected pro forma information about our results of continuing operations for the three-month and nine-month periods ended September 30, 2005 and 2004. This pro forma information was prepared as if the AdvancePCS Acquisition had been consummated at January 1, 2004. Additional information concerning the pro forma presentation appears in Note 6, Acquisition of AdvancePCS and Integration Plan, to the accompanying condensed consolidated financial statements.

	Pro Forma Three Months Ended September 30,		Pro Forma Nine Months Ended September 30,		Percentage Increase/(Decrease) 2005 over 2004
	2005	2004	2005	2004	Three Months	Nine Months
	(In millions, except per share amounts)
Net revenue (1)	$8,072.4	$7,457.9	$24,623.5	$22,398.1	8.2%	9.9%
Operating expenses:
Cost of revenues (excluding depreciation) (1)	7,533.4	7,004.7	23,089.5	21,155.0	7.5%	9.1%
Selling, general and administrative expenses	115.8	111.6	341.7	348.9	3.8%	(2.1)%
Depreciation	25.4	24.7	74.0	72.1	2.8%	2.6%
Amortization of intangible assets	11.7	12.1	35.5	36.2	(3.3)%	(1.9)%
Stock option expense	2.7	6.4	9.2	23.7	(57.8)%	(61.2)%
Interest (income) expense, net	(0.9)	7.3	4.2	25.8	(112.3)%	(83.7)%

	7,688.2	7,166.9	23,554.0	21,661.8	7.3%	8.7%

Income from continuing operations before provision for income taxes	384.2	291.0	1,069.5	736.3	32.0%	45.3%
Provision for income taxes	151.8	115.9	422.5	293.1	31.0%	44.1%

Net income	$232.4	$175.1	$647.0	$443.2	32.7%	46.0%

Net income per common share - diluted	$0.51	$0.38	$1.42	$0.95	34.2%	49.5%

Revenues:
Mail Service (1)	$2,917.5	$2,194.5	$8,556.8	$6,387.6	32.9%	34.0%
Retail (1)	5,084.9	5,202.4	15,855.9	15,794.9	(2.3)%	0.4%
Other	70.0	61.0	210.8	215.6	14.8%	(2.2)%

	$8,072.4	$7,457.9	$24,623.5	$22,398.1	8.2%	9.9%

Cost of revenues:
Drug ingredient cost	$7,319.2	$6,803.7	$22,417.2	$20,548.8	7.6%	9.1%
Pharmacy operating costs and other costs of revenues	214.2	201.0	672.3	606.2	6.6%	10.9%

	$7,533.4	$7,004.7	$23,089.5	$21,155.0	7.5%	9.1%

Pharmacy claims processed:
Mail	14.6	11.8	43.3	34.5	23.7%	25.5%
Retail	116.2	132.6	366.7	404.2	(12.4)%	(9.3)%

	130.7	144.3	410.0	438.8	(9.4)%	(6.6)%

(1)	Amounts of revenue and cost of revenues originally reported for the three months ended March 31, 2005 and June 30, 2005 have been reduced by approximately $24 million and $37 million, respectively, in arriving at the amounts of such items reported for the nine months ended September 30, 2005, due to elimination of certain intercompany revenue and cost of revenues in the previously reported amounts. This adjustment represents approximately 0.3% and 0.5% of revenue and cost of revenues originally reported for the respective periods and has no impact on our net income, financial position or cash flows.

Additionally, the amounts of mail and retail revenues reported for 2005 have been adjusted to reflect a change in management’s classification of certain claims filled under our customers’ retail benefit plan designs but actually dispensed from our pharmacies. This change in classification had no impact to total revenue.

Results of operations for the three months ended September 30, 2005 compared to the same period in 2004

Net Revenue. Net revenue increased by approximately $614.5 million, or 8.2%, to approximately $8.1 billion in the three months ended September 30, 2005 from approximately $7.5 billion in 2004. Revenue growth primarily reflects increases due to drug cost inflation partially offset by a higher dispensing rate of generic drugs, which have lower prices but result in healthcare cost savings for our customers, that had the effect of reducing revenues. Excluding the impact of higher generic dispensing rates, revenues for the three months ended September 30, 2005, would have increased approximately 13% over the 2004 amount.

Revenues from mail service claims increased approximately $723.0 million, or 32.9%, to approximately $2.9 billion in the three months ended September 30, 2005 from approximately $2.2 billion in 2004. This increase results from an increase in mail service claim volume of approximately 23.7% and an increase in average revenue per mail service claim of approximately 7.7%. The increase in mail service claim volume is related to increases from both new customers and the percentage of mail service claims (adjusted for differences in average days’ supply) to total pharmacy claims, referred to as our “mail penetration rate.” The increase in mail service claim volume and the mail penetration rate in the third quarter of 2005 is primarily due to the fact that new customer starts in 2005 were substantially mail order, while several large retail oriented customers terminated subsequent to September 30, 2004. Our mail penetration rate was approximately 27.1% in the three months ended September 30, 2005, compared to a mail penetration rate of 20.9% in 2004. The increase in average revenue per mail service claim reflects increases in the prices of products dispensed partially offset by the effects of higher generic dispensing rates as described above. Our mail service generic dispensing rate was 39.8% in the three months ended September 30, 2005, compared to a mail service generic dispensing rate of 38.4% in 2004.

Revenues from retail claims decreased approximately $117.5 million, or 2.3%, to approximately $5.1 billion in the three months ended September 30, 2005 from approximately $5.2 billion in 2004. This decrease resulted primarily from a decrease in retail claim volume of approximately 12.4%. The increase in average revenue per retail claim reflects increases in the prices of products dispensed offset by the effects of higher generic dispensing rates. Our retail generic dispensing rate was 53.7% in the three months ended September 30, 2005, compared to a retail generic dispensing rate of 49.2% in 2004. The retail claim volume decrease is primarily related to the termination of several large retail accounts as described above.

Cost of Revenues. Cost of revenues increased approximately $528.7 million, or 7.5%, to approximately $7.5 billion in the three months ended September 30, 2005 from approximately $7.0 billion in 2004. Cost of revenues for the three months ended September 30, 2005, decreased by 0.6% as a percentage of net revenue, or approximately $48 million, compared to the same period in 2004 and was favorably impacted by economies of scale resulting from the AdvancePCS Acquisition. Cost of revenue growth and cost of revenues as a percentage of net revenue were impacted by a higher dispensing rate of generic drugs which have lower prices but result in healthcare cost savings for our customers.

Pharmacy operating costs and other costs of revenues increased by approximately $13.2 million, or 6.6%, to approximately $214.2 million in the three months ended September 30, 2005 from approximately $201.0 million in 2004. This increase relates primarily to additional customer service center and pharmacy costs incurred to service the overall increase in mail service claims in the three months ended September 30, 2005 from levels experienced in 2004. Pharmacy operating costs and other costs of revenues remained flat as a percentage of revenue at 2.7% in the three months ended September 30, 2005 and 2004. Pharmacy operating costs and other costs of revenues as a percentage of total revenue reflect the higher mail penetration rate discussed above offset by certain efficiencies and economies of scale realized subsequent to the AdvancePCS Acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 3.8% on an absolute basis but decreased as a percentage of net revenue, to 1.43% from 1.50%, primarily reflecting the impact of elimination of duplicative costs subsequent to the AdvancePCS Acquisition.

Depreciation. Depreciation increased in the three months ended September 30, 2005 compared to the same period in 2004 due primarily to the amounts and timing of depreciation related to capital expenditures made to increase capacities in our mail service pharmacies and customer service centers. Depreciation expense is expected to total approximately $101 million in 2005.

Amortization of Intangible Assets. The amortization of intangible assets recorded in 2005 and 2004 was related entirely to the intangible assets acquired from AdvancePCS on March 24, 2004. Amortization of intangible assets is expected to total approximately $47 million in 2005.

Interest (Income) Expense, Net. The decrease in net interest (income) expense in 2005 resulted primarily from increased interest income generated by cash on hand and short-term investments. Net interest (income) expense is expected to be minimal for the full year 2005 as interest income is expected to offset the majority of interest expense.

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

Integration and Other Related Expenses. Integration and other related expenses includes expenses primarily for integration activities related to our acquisition of AdvancePCS and involuntary termination/employee retention and related benefits. Future amounts classified as integration and other related expenses are not expected to be material.

Results of operations for the nine months ended September 30, 2005 compared to the same period in 2004

AdvancePCS Operating Results. The results of operations of AdvancePCS are included in our unaudited condensed consolidated statements of income beginning March 24, 2004, the date on which we acquired AdvancePCS. The primary factor influencing the comparison of our results of operations from 2005 to 2004 was the AdvancePCS Acquisition.

Net Revenue. Net revenue increased by approximately $6.8 billion to approximately $24.6 billion in the nine months ended September 30, 2005 from approximately $17.8 billion in 2004. On a pro forma basis, net revenue increased by approximately $2.2 billion, or 9.9%, to approximately $24.6 billion in the nine months ended September 30, 2005, from approximately $22.4 billion in 2004. Pro forma revenue growth primarily reflects increases due to net new business and drug cost inflation partially offset by a higher dispensing rate of generic drugs, which have lower prices but result in healthcare cost savings for our customers, that had the effect of reducing revenues. Excluding the impact of higher generic dispensing rates, pro forma revenues for the nine months ended September 30, 2005, would have increased approximately 15% over the pro forma 2004 amount.

On a pro forma basis, revenues from mail service claims increased approximately $2.2 billion, or 34.0%, to approximately $8.6 billion in the nine months ended September 30, 2005 from approximately $6.4 billion in 2004. This increase results from an increase in mail service claim volume of approximately 25.5% and an increase in average revenue per mail service claim of approximately 6.8%. The increase in mail service claim volume is related to both increases from new customers and an increase in the mail penetration rate. The increase in mail service claim volume and the mail penetration rate during 2005 is due primarily to the fact that new customer starts in 2005 were substantially mail order, while several large retail customers terminated subsequent to September 30, 2004. On a pro forma basis, our mail penetration rate was approximately 25.9% in the nine months ended September 30, 2005, compared to a mail penetration rate of 20.2% in 2004. The increase in average revenue per mail service claim reflects increases in the prices of products dispensed offset by the effects of higher generic dispensing rates as described above. On a pro forma basis, our mail service generic dispensing rate was 39.7% in the nine months ended September 30, 2005, compared to a mail service generic dispensing rate of 37.4% in 2004.

On a pro forma basis, revenues from retail claims increased approximately $61.0 million, or 0.4%, to approximately $15.9 billion in the nine months ended September 30, 2005 from approximately $15.8 billion in 2004. This increase results from an increase in average revenue per retail claim of approximately 2.3% offset by a decrease in retail claim volume of approximately 9.3%. The increase in average revenue per retail claim reflects increases in the prices of products dispensed offset by the effects of higher generic dispensing rates. On a pro forma basis, our retail generic dispensing rate was 52.8% in the nine months ended September 30, 2005, compared to a retail generic dispensing rate of 48.4% in 2004. The retail claim volume decrease is primarily related to the termination of several large retail accounts as described above.

Cost of Revenues. Cost of revenues increased approximately $6.4 billion to approximately $23.1 billion in the nine months ended September 30, 2005 from approximately $16.7 billion in 2004. On a pro forma basis, cost of revenues increased by approximately $1.9 billion, or 9.1%, to approximately $23.1 billion in the nine months ended September 30, 2005, from approximately $21.2 billion in 2004. Pro forma cost of revenues for the nine months ended September 30, 2005, decreased by 0.7% as a percentage of net revenue, or approximately $167 million, compared to the same period in 2004 and was favorably impacted by economies of scale resulting from the AdvancePCS Acquisition. Pro forma cost of revenue growth and cost of revenues as a percentage of net revenue were also impacted by a higher dispensing rate of generic drugs which have lower prices but result in healthcare cost savings for our customers.

Pharmacy operating costs and other costs of revenues increased by approximately $66.1 million, or 10.9%, on a pro forma basis to approximately $672.3 million in the nine months ended September 30, 2005 from approximately $606.2 million in 2004. This increase relates primarily to additional customer service center and pharmacy costs incurred to service the overall increase in mail service claims in the nine months ended September 30, 2005 from levels experienced in 2004. Pharmacy operating costs and other costs of revenues remained flat as a percentage of revenue at 2.7% in the nine months ended September 30, 2005 and 2004. Pharmacy operating costs and other costs of revenues as a percentage of total revenue primarily reflect the higher mail penetration rate discussed above offset by certain efficiencies and economies of scale realized subsequent to the AdvancePCS Acquisition. In addition, during 2005, the company incurred additional expenses to implement the substantial amount of net new business, which was weighted significantly toward mail service.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on an absolute basis in 2005, due primarily to the AdvancePCS Acquisition. On a pro forma basis, selling, general and administrative expenses decreased by 2.1% on an absolute basis and also decreased as a percentage of net revenue, to 1.39% from 1.56%, primarily reflecting the impact of elimination of duplicative costs subsequent to the AdvancePCS Acquisition.

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

Provision for Income Taxes. Our provision for income taxes was recorded using a 39.5% effective tax rate on book income in 2005 compared to an approximately 39.8% effective tax rate on book income in 2004. The decrease related to differences in effective aggregate state tax rates.

Integration and Other Related Expenses. The decrease in integration and other related expenses primarily reflects costs incurred for outside consulting services for integration planning activities in 2004 that were not incurred in 2005.

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

The following tables set forth selected information concerning our liquidity and capital resources and changes therein for the nine months ended September 30, 2005 (in millions):

Nine Months Ended September 30, 2005
Net cash provided by (used in):
Continuing operations	$796.9
Investing activities	(440.9)
Financing activities	(482.9)
Discontinued operations	(9.2)

Net decrease in cash and cash equivalents for the nine months ended September 30, 2005	(136.1)
Cash and cash equivalents - December 31, 2004	1,078.8

Cash and cash equivalents - September 30, 2005	$942.7

	September 30, 2005	December 31, 2004
Working capital (1)	$710.5	$455.5

Long-term debt (2):
Fixed-rate debt	$450.0	$450.0

Availability under revolving credit facility	$386.6	$387.5

(1)	Working capital equals total current assets minus total current liabilities.
(2)	The December 31, 2004 amount reflects the repayment of the $147 million then outstanding balance of our term loan facility on February 18, 2005 and the repurchase of our remaining $1.7 million outstanding AdvancePCS 8.5% senior notes, at 104.25% of face value, on April 1, 2005.

Cash Flows from Continuing Operations. Our performance relative to net cash provided by continuing operations for the nine months ended September 30, 2005 resulted from factors discussed above related to income from continuing operations offset primarily by certain changes in non-cash working capital. The net increase in non-cash working capital affecting cash flows from continuing operations from December 31, 2004 to September 30, 2005 includes the effect of a payment to the U.S. Government to settle certain allegations against AdvancePCS and the timing of certain payments in 2005 related to transactions that generated cash receipts in 2004, primarily related to the AdvancePCS Acquisition. For many of the customer contracts we assumed in the AdvancePCS Acquisition, discount payments to customers are based on the discounts that we have collected from pharmaceutical manufacturers. Accordingly, during 2005, we made payments to these customers for their portions of manufacturer discounts that were collected in 2004. In addition, cash flow from operations was negatively impacted during 2005 due to the termination of certain client contracts which had significant levels of retail claims.

Cash Flows from Investing Activities. Cash flows used in investing activities for the nine months ended September 30, 2005 primarily include $338.6 million invested in available-for-sale securities and $97.0 million of capital expenditures.

Cash Flows from Financing Activities. In February 2005, we repaid the entire $147.0 million balance then outstanding under our term loan facility, and in April 2005, we repaid the $1.7 million remaining outstanding AdvancePCS Senior Notes. During the nine months ended September 30, 2005, we also made payments of approximately $386.0 million to repurchase 9,355,000 shares of our common stock. These payments were offset by net proceeds of approximately $51.8 million from issuance of common stock under employee benefit plans, including exercises of stock options.

Credit Facility. At September 30, 2005, we had approximately $386.6 million available for borrowing under our revolving credit facility, exclusive of approximately $13.4 million reserved under letters of credit.

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

Additionally, FAS 123R changes the accounting for many equity instruments other than stock options that may be issued to employees under our various benefit plans. A portion of future transactions under our employee stock purchase plan (“ESPP”), as currently structured, would result in compensation expense after adoption of FAS 123R, and instruments such as the restricted stock or stock units which may be issued under our 2004 Stock Incentive Plan would be impacted as well. FAS 123R also changes the statement of cash flows classification of tax benefits received for the amount of income tax deductions taken for option exercises in excess of amounts expensed thereunder. These amounts are currently classified in cash flows from operating activities; however, they will be classified as cash flows from financing activities after adoption of FAS 123R. The payroll taxes we pay related to stock option exercises will remain classified as cash flows from operating activities.

We expect the adoption of FAS 123R on January 1, 2006 to result in additional stock option expense of approximately $24 million during 2006 for the majority of our options outstanding at September 30, 2005, for which we currently record no expense. In addition, our ESPP, as currently structured, is expected to generate expense of approximately $3 million under FAS 123R, and the AdvancePCS replacement options will continue to be expensed over their remaining vesting periods and are expected to generate expense of approximately $6 million in 2006. We expect total expense under FAS 123R to be approximately $33 million in 2006, excluding income tax benefit and the impact of any 2006 stock option grants. We do not expect the adoption of FAS 123R in 2006 to have a material effect on our financial position or cash flows (excluding the classification impact on the statement of cash flows discussed above).

Outlook

Liquidity and Capital Resources Overview. Currently, our liquidity needs arise primarily from: (i) commitments related to financing obtained through the issuance of long-term debt; (ii) working capital requirements; (iii) capital expenditures and (iv) funding discontinued operations (including the funding of any retained liabilities). Additionally, we have acquired businesses recently, may continue to acquire additional businesses in the future, and could fund any such acquisition using cash on hand and short-term investments, availability under our revolving credit facility, or a combination thereof. We have also repurchased approximately 28.3 million shares at an aggregate cost of approximately $937.4 million under our stock repurchase program, with $812.6 million authorized to be used for additional repurchases as further discussed below and at Part II - Item 2. We believe that our cash on hand, short-term investments, cash flows from operations and amounts available under our revolving credit facility will be sufficient to meet our liquidity needs for the foreseeable future.

Derivative Financial Instrument. We plan to issue 10-year fixed rate debt in the second half of 2006 to replace our $450 million principal amount 7.375% senior notes, which mature in October 2006. In June 2005, we entered into a treasury lock agreement for the purpose of eliminating the variability in future interest payments on the planned issuance of 10-year fixed rate debt due to changes in the benchmark interest rate that may occur between the execution date of the agreement and the pricing date of the fixed rate debt. The treasury lock agreement is based on a 10-year U.S. Treasury Note with an aggregate principal balance of $450 million. We have designated the treasury lock agreement as a cash flow hedge, and have recorded the fair value of the agreement, $9.3 million as of September 30, 2005, in other assets with a corresponding offset to accumulated other comprehensive income (loss) on the accompanying condensed consolidated balance sheet. We had no ineffectiveness with regard to the agreement, and the ultimate effective gain or loss on the agreement will be recognized over the term of the debt as a component of the total interest expense related to interest payments on the debt issuance. We do not hold or issue derivative financial instruments for trading purposes.

Stock Repurchase Program. We are authorized to repurchase up to $1.75 billion of our common stock on the open market under our previously announced repurchase program and subsequent amendments. Repurchases under the program will occur at times and in amounts that management deems appropriate, and we have repurchased approximately 28.3 million shares at an aggregate cost of approximately $937.4 million under this program through November 9, 2005. Additional details for repurchases under our stock repurchase program appear at Part II – Item 2.

Integration and Related Expenses. We recorded integration costs and related expenses through September 30, 2005, related primarily to the AdvancePCS Acquisition and expect to record additional integration costs and related expenses throughout the remainder of 2005. These additional costs are not expected to be material to our financial position, results of operations or cash flows.

Planned Capital Expenditures. We expect total capital expenditures for 2005 to be approximately $150 million.

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

In addition to these NOL carryforwards, at December 31, 2004, we had approximately $31 million of future additional income tax deductions related to our discontinued operations. We also had a federal alternative minimum tax credit carryforward of approximately $42 million, which may be used to offset our ordinary federal corporate income taxes in the future.

During the nine months ended September 30, 2005, we generated sufficient taxable income to utilize our Federal income tax NOL, except for a portion of the amount which was acquired through the AdvancePCS Acquisition, and expect to generate sufficient taxable income to fully utilize the remainder of our alternative minimum tax credit carryforwards in the fourth quarter of 2005. As a result, the amount of cash taxes we pay as a percentage of pretax income is expected to increase significantly in 2006.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, we were exposed to market risk from changes in interest rates related to debt outstanding under our credit facility and for the discount on revolving sales of accounts receivable under our trade receivables sales facility. At December 31, 2004, we had $159.5 million of obligations which were subject to variable rates of interest, including $147 million then-outstanding under our term loan facility. During the nine months ended September 30, 2005, we fully repaid our term loan facility, and our trade receivables sales facility expired and was not renewed.

We plan to issue 10-year fixed rate debt in the second half of 2006 to replace our $450 million principal amount 7.375% senior notes, which mature in October 2006. In June 2005, we entered into a treasury lock agreement for the purpose of eliminating the variability in future interest payments on the planned issuance of 10-year fixed rate debt due to changes in the benchmark interest rate that may occur between the execution date of the agreement and the pricing date of the fixed rate debt. The treasury lock agreement is based on a 10-year U.S. Treasury Note with an interest rate of approximately 4.12% and an aggregate principal balance of $450 million. The fair value of the agreement, representing the amount we would receive if the agreement were terminated, was approximately $9.3 million as of September 30, 2005. A hypothetical decrease in interest rates of 10%, or approximately 44 basis points, from the rate at September 30, 2005, would result in a decrease in the fair value of the agreement of approximately $15 million as of September 30, 2005. The fair value of the agreement, representing the amount we would receive if the agreement were terminated, was approximately $16 million as of October 31, 2005.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of September 30, 2005, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely manner.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the third fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to certain legal proceedings as described in Note 11, Contingencies, to its unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and hereby incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2005, the Company repurchased shares of its common stock, $0.001 par value per share, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Since Inception	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Balance at June 30, 2005			25,238,100	$451,034,255
July 2005	2,001,200	$42.69	27,239,300	$365,599,462
August 2005	273,300	$45.96	27,512,600	$353,037,779
September 2005	—	—	27,512,600	$353,037,779

Total	2,274,500	$43.08	27,512,600	$353,037,779

(1)	Per share amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended September 30, 2005. The average price paid per share for all repurchases made under the program from its inception through September 30, 2005, was $32.60.
(2)	We are authorized to repurchase up to $1.75 billion of our common stock on the open market under our previously announced repurchase program. On July 1, 2002, we announced that we had adopted a program to purchase up to $150 million of our common stock on the open market. On July 20, 2004, we announced that we had raised the authorized repurchases under this program to $750 million. On May 17, 2005, we announced that we had raised the authorized repurchases under this program to $1.25 billion, and on November 9, 2005, our board of directors approved a $500 million increase in authorized repurchases under this program to raise the total authorized amount to $1.75 billion. The amounts in the table above reflect the remaining authorized repurchases based on the limitations in effect during the three months ended September 30, 2005, and exclude the $500 million increase in authorized repurchases approved on November 9, 2005.

Our stock repurchase program does not have a set expiration date, and repurchases under the program will be made at times and in amounts as our management deems appropriate. Subsequent to September 30, 2005, the Company repurchased an aggregate of 832,700 shares of its common stock under this program at an average price per share of approximately $48.53. As of November 9, 2005, approximately $812.6 million of the $1.75 billion authorized under the repurchase program remained available for additional share repurchases.

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

Date: November 9, 2005