Form 10-K
period 2005-12-31
CAREMARK RX INC
filed 2006-03-02
CIK 1000736

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock (common stock, par value $.001) held by non-affiliates of the registrant as of June 30, 2005, was approximately $19.9 billion, based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date.

As of February 28, 2006, the registrant had 448,640,000 shares (including 5,770,939 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders that will be filed no later than April 30, 2006.

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

Forward-looking statements are contained in this document, primarily under the captions: “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” referred to as MD&A, and in the “Notes to Condensed Consolidated Financial Statements” appearing under Items 8 and 15(a)(1). Moreover, through our senior management, we may from time to time make forward-looking statements about matters described herein or about other matters concerning us.

There are several factors which could adversely affect our operations and financial results, including, but not limited to, the following:

•	Risks relating to identification of, and competition for, growth and expansion opportunities;

•	Risks related to our ability to attract new customers and retain existing customers;

•	Risks relating to declining reimbursement levels for, or increases in the costs of, products dispensed;

•	Risks relating to the timing and launch of generic pharmaceutical products into the marketplace;

•	Risks relating to exposure to liabilities in excess of our insurance;

•	Risks relating to compliance with, or changes in, government regulation and legislation, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation;

•	Risks relating to our participation in the Federal government’s Medicare Part D program, including, but not limited to, financial risks from our SilverScript Insurance Company subsidiary’s participation in the program on a risk-bearing basis, risks of customer losses to other Medicare Part D providers and risks relating to compliance with applicable Medicare regulations and state insurance laws and regulations;

•	Risks relating to adverse developments in the healthcare or pharmaceutical industry generally, including, but not limited to, developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities;

•	Risks relating to adverse resolution of existing or future lawsuits or investigations; and

•	Risks relating to the availability of prescription drug products in the marketplace as affected by product recalls and voluntary product withdrawals by manufacturers.

More detailed discussions of certain of these risk factors can be found under the captions:

“Business—Government Regulation,” “Risk Factors” and “Legal Proceedings” and also in MD&A.

i

PART I

Item 1. Business

Overview

We are one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $33 billion (including approximately $5.5 billion of retail copayments) in 2005. Our operations are conducted primarily through our Caremark Inc. (“Caremark”) and CaremarkPCS (f/k/a AdvancePCS) (“CaremarkPCS” or “AdvancePCS”) subsidiaries. We acquired AdvancePCS on March 24, 2004, as further described below under the caption “Development of Our Business.”

Our customers are primarily sponsors of health benefit plans (employers, unions, government employee groups, insurance companies and managed care organizations) and individuals located throughout the United States. We dispense pharmaceuticals to eligible participants in benefit plans maintained by our customers and utilize our information systems to perform safety checks, drug interaction screening and generic substitution. We generate substantially all of our net revenue from dispensing prescription drugs to eligible participants in benefit plans maintained by our customers. During the year ended December 31, 2005, we managed over 536 million prescriptions for individuals from over 2,000 organizations, and our largest customer, the Federal Employees Health Benefit Plan, accounted for approximately 16% of our net revenue.

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

We generally do not operate our own retail pharmacies but have contracted with retail pharmacy chains and independent retail pharmacies to form a network comprised of more than 60,000 retail pharmacies at which our customers’ plan participants may have their prescriptions filled. We operate our own mail service pharmacies and have one of the leading mail service pharmacy businesses among independent pharmacy services companies in terms of prescriptions filled in 2005. During the year ended December 31, 2005, we processed approximately 58 million prescriptions through our mail service pharmacies and processed approximately 478 million retail pharmacy claims.

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

We have adopted a code of business conduct and ethics for directors, officers (including our Senior Executive and Financial Officers (our principal executive officer, principal financial officer and controller)) and employees, known as the Caremark Code of Conduct. The Caremark Code of Conduct, our corporate governance guidelines and the charters of the audit, compensation and nominating and corporate governance committees of our board of directors are available on our website. We will post any amendments to, or waivers from, a provision of the Caremark Code of Conduct that applies to the principal executive officer, principal financial officer or controller on our website as soon as practicable after adoption or approval. We will mail a free copy of any or all of these items to stockholders who request them by contacting our investor relations department at the address/telephone number above.

Pharmacy Benefit Management Industry Overview

PBM companies were initially formed to provide cost-effective drug distribution and claims processing for the healthcare industry. In the mid-1980s, they evolved to include pharmacy networks and drug utilization review to address the need to manage the total cost of pharmaceutical services. Through purchase discounts, retail pharmacy networks, mail pharmacy services, preferred drug list administration, claims processing and drug utilization review, PBM companies created an opportunity for health benefit plan sponsors to deliver prescription drugs in a more cost-effective manner while improving compliance with recommended guidelines for safe and effective drug use.

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

We believe that the most significant factors which will affect future growth in the PBM industry include, but are not limited to:

•	Increased demand for comprehensive pharmacy benefit, medication management and disease management services;

•	The aging of the population, as older population segments have historically accounted for a significant concentration of prescription drug users;

•	The continued use of direct-to-consumer advertising by pharmaceutical manufacturers;

•	The extent to which new competitors enter the PBM industry;

•	The extent of consolidation, through mergers and acquisitions, which may occur in the pharmaceutical manufacturer and PBM industries;

•	The extent to which customers contract for pharmacy benefit management services separately from other health and welfare benefits;

•	The rate at which patents expire on, and generic equivalents become available for, existing branded drugs;

•	The extent to which drugs currently requiring a prescription become available on an over-the-counter basis;

•	The rate at which manufacturers develop new drugs which receive approval for use from governmental regulatory agencies;

•	Clinical review and analysis, including FDA actions, concerning new and existing drugs and their availability in the marketplace to treat specified health conditions;

•	Expansion of the availability and use of biotechnology-based and injectable therapies; and

•	Future changes in the marketplace that occur as a result of the Federal government’s Medicare Part D program, which became fully effective on January 1, 2006.

Development of Our Business

Through 2003, we grew our PBM business primarily through the organic growth provided by our sales force, and we did not engage in significant acquisitions of businesses subsequent to the discontinuance of our physician practice management (“PPM”) business in 1998.

On March 24, 2004, we acquired AdvancePCS, which was also a pharmaceutical services/PBM company (the “AdvancePCS Acquisition.”) AdvancePCS had historically focused on a different customer market segment (primarily health plans) than Caremark (primarily employers). We believe that Caremark Rx and AdvancePCS are complementary companies and that their combination resulted in an organization with the increased scale, enhanced financial capacity and diversified customer portfolio necessary to increase stockholder value, enhance customer care and increase cost efficiencies.

Strategy

Our business strategy centers on providing innovative pharmaceutical solutions and quality customer service in order to enhance clinical outcomes for the participants in our customers’ health benefit plans, while assisting our customers in better managing their overall healthcare costs. We intend to increase our market share and extend our leadership in the pharmaceutical services industry through a combination of organic growth (including the addition of new customers) and strategic acquisitions. We believe that our focus on management of our customers’ overall healthcare costs, our mail service, specialty pharmaceutical and disease management expertise and the breadth and quality of our product and service offerings distinguish us from many of our competitors.

Operations

The pharmacy benefit management services we provide for our customers involve the design and administration of programs aimed at reducing the cost and improving the safety, effectiveness and convenience of prescription drug use.

Plan Design and Administration. Our customers sponsor pharmacy benefit plans which facilitate the ability of eligible participants in these plans to receive medications prescribed by their physicians. We assist our customers in designing pharmacy benefit plans that minimize the costs to the customer while prioritizing the welfare and safety of the customer’s participants. We also administer these benefit plans for our customers and assist them in monitoring the effectiveness of these plans through frequent, informal communications as well as through a formal annual customer review.

We make recommendations to our customers encouraging them to design benefit plans promoting the use of the lowest cost, most clinically appropriate drug, including generics when available. We believe that we help our customers control costs by recommending plans that encourage the use of generic equivalents of branded drugs when such equivalents are available. Our customers also have the option, through plan design, to further lower their pharmacy benefit plan costs by setting different participant payment levels for different products on our drug lists.

Formulary Development. We utilize an independent panel of doctors, pharmacists and other medical experts, referred to as our Pharmacy and Therapeutics (“P&T”) Committee, to select drugs that meet the highest standards of safety and efficacy for inclusion on our drug lists. Our drug lists provide recommended products in numerous drug classes to ensure participant access to clinically appropriate alternatives under the customer’s pharmacy benefit plan. To improve clinical outcomes for participants and customers, we conduct ongoing, independent reviews of all drugs, including, but not limited to, those appearing on the drug list and generic equivalent products, as well as of our clinical programs.

Discounted Drug Purchase Arrangements. We negotiate with pharmaceutical manufacturers to obtain discounted acquisition costs for many of the products on our drug lists, and the customers that choose to adopt our drug lists receive reduced costs from these negotiated discounts. The discounted drug purchase arrangements we negotiate typically provide for our receiving discounts from established list prices in one, or a combination, of the following forms. These discounts may take the form of a direct discount at the time of purchase, a discount for prompt payment of invoices or, when products are indirectly purchased from a manufacturer (e.g., through a wholesaler or retail pharmacy/chain), a retroactive discount, or rebate. We also receive additional discounts under our wholesale contract if we exceed contractually-defined annual purchase volumes. We record these discounts, regardless of their form, as a reduction of our cost of revenues.

Prescription Management Systems. We dispense prescription drugs both directly, through our own pharmacies, and indirectly, through a network of third-party retail pharmacies. All prescriptions, whether they are filled through one of our mail service pharmacies or through a pharmacy in our retail network, are analyzed, processed and documented by our proprietary prescription management systems. These systems assist staff and network pharmacists in processing prescriptions by automating tests for various items, including, but not limited to, plan eligibility, early refills, duplicate dispensing, appropriateness of dosage, drug interactions or allergies, over-utilization and potential fraud.

Mail Pharmacy Program. We currently operate seven large, automated mail service pharmacies in the continental United States. Our customers or their physicians submit prescriptions, primarily for maintenance medications, to these pharmacies via mail, telephone, fax or the Internet. We also operate a network of 21 smaller mail service pharmacies (“Specialty Pharmacies”) located throughout the United States and used for delivery of advanced medications to individuals with chronic or genetic diseases and disorders. Eighteen of the Specialty Pharmacies are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). Additionally, we operate a United States Food and Drug Administration (“FDA”) regulated repackaging facility in which we repackage certain drugs into the most common prescription amounts dispensed from our automated mail service pharmacies.

Our staff pharmacists review mail service prescriptions and refill requests with the assistance of our prescription management systems. This review may involve communications with the prescribing physician and, with the physician’s approval, can result in generic substitution, therapeutic interchange or other actions to affect cost or to improve quality of treatment. In these cases, we inform participants about the changes made to their prescriptions.

Retail Pharmacy Program. Our retail pharmacy program typically allows customers to fill prescriptions at more than 60,000 pharmacies nationwide. When a customer fills a prescription in a retail pharmacy, the network pharmacist sends prescription data electronically to us from the point-of-sale. This data interfaces with our proprietary prescription management systems, which verify relevant customer data, including eligibility and participant information, perform drug utilization review to determine clinical appropriateness and safety and confirm that the pharmacy will receive payment for the prescription.

Quality Assurance. We have adopted and implemented clinical quality assurance procedures as well as policies and procedures to help ensure regulatory compliance under our quality assurance programs. Each new mail service prescription undergoes a sequence of safety and accuracy checks and is reviewed and verified by a registered pharmacist before shipment. We also analyze drug-related outcomes to identify opportunities to improve the quality of care.

Disease Management Programs. Our clinical services utilize advanced protocols and offer customers convenience in working with healthcare providers and other third parties. Our CarePatterns® and Accordant® disease management programs cover over 20 diseases, including asthma, coronary artery disease, congestive heart failure, diabetes, hemophilia, rheumatoid arthritis and multiple sclerosis. Nineteen of these disease management programs are accredited by the National Committee for Quality Assurance (“NCQA”).

Information Systems. We currently operate three primary information systems platforms to support our PBM operations, which are supplemented by additional information systems to support our pharmacy operations.

These PBM information systems incorporate integrated architecture that centralizes the data generated from filling mail service prescriptions, adjudicating retail pharmacy claims and fulfilling other customer service contracts. These integrated systems allow access to a single data source containing a complete history of prescription activity for each customer. Various data repositories are populated with the data generated in these systems and are used for analysis of prescription data by our customers and us.

Medicare Part D

In 2005, we were approved by the Centers for Medicare and Medicaid Services (“CMS”) to participate in the drug benefit added to the Medicare program through Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”). In 2006, we began to participate in the administration of drug benefits under Medicare Part D: (i) through the provision of PBM services to our health plan clients and other clients that have qualified as a Medicare Part D prescription drug plan; (ii) through the offering of Medicare Part D pharmacy benefits by our subsidiary, SilverScript Insurance Company, which has been approved by CMS as a prescription drug plan under Medicare Part D in all 34 regions into which CMS has divided the United States for management of the Medicare Part D benefit; and (iii) by assisting our employer, union and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them as required under Part D in order to obtain the subsidy. Because the Medicare Drug Benefit only recently became effective on January 1, 2006, and because certain aspects of the Medicare Drug Benefit remain subject to further regulatory guidance from CMS, we are not able to fully assess its impact on our business.

Additionally, under regulations established by CMS governing participation in the Medicare Part D program, our prescription drug plan subsidiary, SilverScript Insurance Company, must be a risk-bearing entity regulated under state insurance laws or similar statutes. SilverScript Insurance Company has applied to the Tennessee Department of Commerce and Insurance for licensure as a domestic insurance company under the applicable laws and regulations of the State of Tennessee and has filed expansion applications for licensure as an insurance company in other jurisdictions where it may seek to do business. As of the date of this filing, the Tennessee domestic insurance licensure application and expansion insurance licensure applications were pending, and SilverScript Insurance Company was operating as a Medicare Part D prescription drug plan under a CMS-granted waiver from the requirement to be regulated under state insurance laws. We expect to continue the licensure process for SilverScript Insurance Company in the State of Tennessee as a domestic insurance company, and in other jurisdictions through approval of the expansion applications during 2006.

Competition

We compete with a number of large, national PBM companies, including Medco Health Solutions, Inc. and Express Scripts, Inc. as well as many smaller local or regional PBMs. We also compete with several large health insurers/managed care plans (e.g., Wellpoint, Aetna, CIGNA) and retail pharmacies (primarily Walgreen and CVS) which have their own PBM capabilities, as well as with several other national and regional companies which provide services similar to ours. Some of these competitors are large and may possess greater financial, marketing and other resources than we do. To the extent that competitors are owned by retail pharmacies, they may offer similar services and may have pricing advantages that are unavailable to us and other independent PBM companies.

We believe the primary competitive factors in the PBM industry include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) the ability to negotiate favorable discounts from, and access to, retail pharmacy networks; (iii) responsiveness to customers’ demands; (iv) the ability to identify and apply effective cost management programs utilizing clinical strategies; (v) the ability to develop and utilize preferred drug lists; (vi) the ability to market PBM products and services; (vii) the commitment to provide flexible, clinically-oriented services to customers; and (viii) the quality, scope and costs of products and services offered to customers and their participants. We consider our principal competitive advantages to be our commitment to providing flexible, clinically-oriented services to our customers; broad service offerings; mail service, specialty pharmaceutical and disease management expertise and high quality of customer service as measured by independent surveys.

Government Regulation

Overview. As a participant in the healthcare industry, our business is subject to federal and state laws and regulations and enforcement by federal and state governmental agencies. Various federal and state laws and regulations govern the purchase, sale and distribution of prescription drugs and related services, including administration and management of prescription drug benefits. Many of our clients, including insurers and managed care organizations (“MCOs”), are themselves subject to extensive regulations that affect the design and implementation of prescription drug benefit plans that they sponsor. We believe that we are in material compliance with existing laws and regulations that are applicable to our business. However, the application of complex standards to the detailed operation of our business always creates areas of uncertainty. Moreover, regulation of the healthcare industry continues to evolve, and there are numerous proposed healthcare laws and regulations at the federal and state levels, many of which could adversely affect our business if they are enacted. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the healthcare industry in general, or what effect any such legislation or regulations might have on us. Any failure or alleged failure to comply with applicable laws and regulations, or any adverse applications of, or changes in, the laws and regulations affecting our business, could have a material adverse effect on our operating results and financial condition.

Among the existing federal and state laws and regulations that affect aspects of our business are the following:

Anti-Remuneration Laws. Federal law prohibits, among other things, an entity from knowingly and willfully offering, paying, soliciting or receiving, subject to certain exceptions and “safe harbors,” any remuneration to induce the referral of individuals or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of items or services for which payment may be made under Medicare, Medicaid or certain other federal healthcare programs. A number of states have similar laws, some of which are not limited to services for which government-funded payment may be made. State laws and exceptions or safe harbors vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in Medicare, Medicaid and other government sponsored healthcare programs. The federal anti-remuneration law has been interpreted broadly by some courts, the Office of Inspector General (“OIG”) within the United States Department of Health and Human Services (“HHS”) and administrative bodies. Because of the federal statute’s broad scope, HHS established certain safe harbor regulations that specify various payment practices that are protected from criminal or civil liability. Safe harbors exist for certain discounts offered to purchasers, certain personal services arrangements and certain payments made by vendors to group purchasing organizations, as well as for other transactions and relationships. In October 2005, pursuant to the MMA, the OIG proposed an additional safe harbor for certain arrangements involving the provision of certain electronic prescribing technology to prescribers by certain entities, including prescription drug plans and Medicare Advantage organizations under Medicare Part D. While the proposed e-prescribing safe harbor is narrow in scope and application, the OIG has solicited comments for additional safe harbors to protect the provision of multi-functional hardware and to permit additional designated health service providers to supply the e-prescribing technology. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful but may be subject to challenge by HHS.

In April 2003, the OIG issued a Compliance Program Guidance for Pharmaceutical Manufacturers (the “OIG Guidance”). In the OIG Guidance, the OIG identified three major potential risk areas for pharmaceutical manufacturers: (i) integrity of data used by state and federal governments to establish payment; (ii) kickbacks and other illegal remuneration; and (iii) compliance with laws regulating drug samples. The OIG Guidance highlighted a number of practices that the OIG had previously identified as potentially improper under the federal anti-remuneration law, such as certain “product conversion programs” in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription from one drug to another. The OIG Guidance also discusses a number of traditional relationships between pharmaceutical manufacturers and PBMs, such as discount payments, service offerings and data sales, and recommends that such relationships be structured wherever possible to fit within an applicable safe harbor. This recommendation is consistent with our approach to contracting with pharmaceutical manufacturers.

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

Antitrust. Numerous lawsuits have been filed throughout the United States under various state and federal antitrust laws by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices. These suits allege, in part, that the pharmaceutical manufacturers offered, and we and certain other PBMs knowingly accepted, rebates and discounts on purchases of brand-name prescription drugs in violation of the federal Robinson-Patman Act and the federal Sherman Act. The Robinson-Patman Act generally prohibits discriminatory pricing practices. The Sherman Act generally prohibits contracts and combinations that unreasonably restrain trade or facilitate monopolization of any part of interstate commerce. An adverse outcome in any of these lawsuits could require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to PBMs and managed care entities, to the extent that their respective abilities to influence market share are comparable. This practice, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability of certain discounts currently received in connection with our drug purchases. In addition, several lawsuits have been filed against us and some of our PBM competitors by certain retail pharmacies and pharmacy-supported interest groups alleging that PBM practices relating to maintaining retail pharmacy networks constitute antitrust violations under the Sherman Act. To the extent that we appear to have actual or potential market power in a relevant market, our business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties. See Item 3, “Legal Proceedings” for further information.

Comprehensive PBM Regulation. Legislation seeking to regulate PBM activities in a comprehensive manner has been introduced in a number of states. This legislation varies in scope and often contains provisions that: (i) impose certain fiduciary duties upon PBMs to customers and plan participants; (ii) require PBMs to remit to customers or their plan participants certain rebates, discounts and other amounts received by PBMs related to the sale of drugs; (iii) regulate product substitution and intervention; and/or (iv) impose broad disclosure obligations upon PBMs to customers and their plan participants. The District of Columbia and several states, including Maine, have enacted statutes with similar provisions. The Pharmaceutical Care Management Association (“PCMA”), a national trade association representing PBMs, filed separate actions in Maine and the District of Columbia questioning the validity of their statutes on various grounds. The Maine district court granted summary judgment in favor of Maine and lifted an injunction obtained by PCMA preventing enforcement of the statute. The district court decision was affirmed by the First Circuit Court of Appeals, and PCMA is evaluating whether to seek further review by the United States Supreme Court. The District of Columbia district court preliminarily enjoined enforcement of the District of Columbia statute, and the District of Columbia appealed the decision to the D.C. Court of Appeals. The D.C. Court of Appeals has remanded the case to the district court for reconsideration in light of the First Circuit’s ruling in the Maine case. To the extent states or other government entities enact legislation regulating PBMs that survive legal challenges to their enforceability, such legislation could adversely impact our ability to conduct business on commercially reasonable terms in locations where the legislation is in effect.

Legislative initiatives seeking to regulate PBMs often have the support of associations representing community and independent pharmacists as well as national chain pharmacies. Such legislation, if enacted, could adversely impact the services we provide to our customers and the competitive pricing we are able to provide our customers to help them reduce their pharmacy benefit costs. In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy (“NABP”), an organization of state boards of pharmacy, and the National Association of Insurance Commissioners (“NAIC”), an organization of state insurance regulators, have issued regulations or may propose future regulations concerning PBMs and/or PBM activities, and NCQA, URAC or other credentialing organizations may provide voluntary standards regarding PBM activities. While the actions of these quasi-regulatory organizations would not have the force of law, they may influence states to adopt their requirements or model acts or their recommended standards of practice and influence customers’ requirements of PBM services. Moreover, any standards established by these organizations could also impact our health plan customers and/or the services we provide to them.

In addition to state statutes and regulations, we are also subject to state common laws to the extent applied to PBMs through judicial interpretation or otherwise. Potential common law claims could involve, for example, breach of fiduciary duty, constructive fraud, fraud or unjust enrichment. The application of these common laws to PBMs and/or PBM activities could have an adverse impact on our ability to conduct business on commercially reasonable terms.

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

Corporate Integrity Agreement. In September 2005, our subsidiary, AdvancePCS, entered into a settlement agreement with the federal government. The settlement related to an investigation commenced in 1999 by the United States Attorney’s Office for the Eastern District of Pennsylvania of certain business practices of AdvancePCS, which became our subsidiary in March 2004. Under the terms of the settlement, AdvancePCS agreed, among other things, to pay $137.5 million to settle disputed claims, to adhere to certain business practices pursuant to a consent order and to maintain a compliance program in accordance with a corporate integrity agreement (“CIA”). Caremark and all of its subsidiaries and affiliates have agreed, with limited exceptions, to comply with the requirements of the CIA applicable to AdvancePCS. The CIA, which is effective for five years, requires, in part, that we maintain our current compliance program; complete additional training requirements; report and return any overpayments received from federal health care programs; notify the OIG of any new investigations or legal proceedings initiated by a governmental entity involving an allegation of fraud or criminal conduct against us; engage an independent review organization to perform limited annual audits; and submit regular reports to the OIG regarding our compliance with the CIA. Failure to meet our obligations under the CIA could result in stipulated financial penalties. In addition, failure to comply with material terms could lead to exclusion from further participation in federal health care programs. See Item 3, “Legal Proceedings” for more information regarding the OIG investigation.

Customer Audit. From time-to-time, we are subject to customer audits of our services pursuant to certain provisions in our customer contracts that grant audit rights. These contract provisions are customary in our contracts, and the audits are typically conducted by or on behalf of our customers. Because some of our customer contracts are with state or federal governments, audits of these agreements are often regulated by the federal or state agencies responsible for administering federal or state benefits programs maintained by our customers. The audits generally focus on, among other things, compliance with the applicable terms of our customer contract and applicable legal requirements.

Disease Management Services Regulation. We provide customers with clinical services in the form of disease management programs for certain diseases, including, among others, asthma, diabetes, coronary artery disease and congestive heart failure. We employ nurses and other clinicians, where needed, to develop and implement our disease management programs. All states regulate the practice of medicine and the practice of nursing, and employees engaged in the practice of nursing must satisfy applicable state licensing requirements.

ERISA Regulation. The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), provides for comprehensive federal regulation of certain employee pension and health benefit plans, including self-funded corporate health plans and certain other plans that contract with us to provide prescription benefit goods and services. In general, we assist plan sponsors in the administration of the prescription drug portion of their health benefit plans, in accordance with the plan designs adopted by the plan sponsors. We do not believe that the conduct of our business subjects us to the fiduciary obligations of ERISA, except when we have specifically contracted with a plan sponsor to accept limited fiduciary responsibility for the adjudication of initial prescription drug benefit claims and/or the appeals of denied claims under a plan. We are currently party to several lawsuits alleging that we act as a fiduciary, as such term is defined by ERISA, with respect to health benefit plans and that we have breached certain fiduciary obligations under ERISA. See Item 3, “Legal Proceedings” for further information concerning these lawsuits.

In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to covered health plans and certain other persons, if certain forms or excessive amounts of remuneration are paid or received. These provisions of ERISA are similar, but not identical, to the healthcare anti-remuneration statutes discussed elsewhere in this Government Regulation section, and they do not contain the statutory and regulatory “safe harbor” exceptions included in other healthcare statutes. These provisions of ERISA are broadly written, and we cannot be certain of the extent to which they could be deemed applicable to the conduct of our business.

State laws discussed in this Government Regulation section that may be applicable to us or to plan sponsors that are our customers may be preempted in whole or in part by ERISA. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings.

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

In addition, federal and state governments have commenced numerous investigations of various pharmaceutical manufacturers, PBMs and healthcare providers in recent years with respect to false claims, fraudulent billing and related matters. The federal government has entered into settlement agreements with several companies in the pharmaceutical services industry following claims by the federal government that such parties violated the Federal False Claims Act by: (i) improperly marketing and pricing drugs; (ii) overstating the average wholesale prices of products; (iii) paying illegal remuneration to induce the purchase of drugs; and/or (iv) failing to accurately report “best price” under the Medicaid program.

FDA Regulation. The FDA generally has authority to regulate drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. While the FDA is not currently asserting jurisdiction over certain aspects of our PBM business, including the Internet sale of prescription drugs, therapeutic substitution activities or communications with physicians and others concerning our PBM services, there can be no assurance that the FDA will not seek to impose such regulation in the future.

The FDA also regulates the conduct of clinical trials for drugs, and the interpretation of the laws and regulations relating to the conduct of clinical trials is complex and sometimes subjective. In general, the sponsor of the drug product that is being studied, or the manufacturer that will have the right to market the drug product if it is approved by the FDA, has the responsibility to comply with the laws and regulations that apply to the conduct of the clinical trials. However, in providing certain clinical investigation services related to the conduct of clinical trials, we may assume some or all of the obligations related to the study of the drug. In addition, we operate a FDA-regulated repackaging facility in which we repackage certain drugs into the most common prescription quantities dispensed from our mail service pharmacies. The FDA also may inspect facilities in connection with procedures implemented to effect recalls of prescription drugs.

Formulary Regulation. A number of states have begun to regulate the administration of prescription drug benefits. For example, some states have passed laws mandating coverage for off-label uses of drug products where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states have enacted laws that regulate the development and use of formularies by insurers, MCOs and other third party payors. These laws have included requirements on the development, review and update of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members, and a process for allowing members to obtain non-preferred drugs without additional cost-sharing when they are medically necessary and are determined to be clinically appropriate. Additionally, the NAIC has developed a model law, the “Health Carriers Prescription Drug Benefit Management Model Act,” that addresses formulary regulation issues for risk-bearing entities regulated by state insurance commissioners. The federal MMA discussed elsewhere in this Government Regulation section also regulates how formularies are developed for, and administered to, beneficiaries of the Medicare Drug Benefit. To the extent that such legislation would be applicable to our business, increasing government regulation of formularies could significantly affect our ability to develop and administer formularies on behalf of our insurer, MCO and other customers.

Managed Care Reform. Proposed legislation has been considered on both the federal and state level, and legislation has been enacted in several states, aimed primarily at providing additional rights and access to drugs to individuals enrolled in managed care plans. This legislation, if enacted, could impact the design and implementation of prescription drug benefit plans sponsored by our health plan customers and/or the services we provide to them. Some of these initiatives would, among other things: (i) require that health plan members have greater access to drugs not included on a plan’s formulary; (ii) give health plan members the right to sue their health plans for malpractice if they have been denied care; and/or (iii) mandate the content of the appeals or grievance process when a health plan member is denied coverage. Both the scope of the managed care reform proposals considered by Congress and state legislatures and reforms enacted by states to date vary greatly, and the scope of future legislation that may be enacted is uncertain.

Medicare Prescription Drug Benefit. The MMA, which was enacted in 2003, created a new, voluntary prescription drug benefit under the Social Security Act (“Medicare Drug Benefit”). Beginning in January 2006, Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B are eligible for the Medicare Drug Benefit. Regulations implementing the Medicare Drug Benefit were published beginning in January 2005 and include, without limitation, requirements relating to developing and administering formularies, establishing pharmacy networks, processing and adjudicating claims at point of sale and compliance with electronic prescribing (e-prescribing) standards. The MMA also required that the FTC conduct a study regarding certain competitive aspects of PBM services and make recommendations regarding additional legislation that may be needed concerning the Medicare Drug Benefit. The FTC issued a report in September 2005 relating to ownership of mail order pharmacies by PBMs and the impact of such ownership on pricing of pharmaceuticals.

We participate in the administration of the Medicare Drug Benefit: (i) through the provision of PBM services to our health plan clients and other clients that have qualified as a Medicare Part D prescription drug plan; (ii) through the offering of Medicare Part D pharmacy benefits by our subsidiary, SilverScript Insurance Company, which has been approved by CMS as a prescription drug plan under Medicare Part D in all regions of the country; and (iii) by assisting employer, union and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them as required under Part D in order to obtain the subsidy. Because the Medicare Drug Benefit only recently became effective on January 1, 2006, and because certain aspects of the Medicare Drug Benefit remain subject to further regulatory guidance from CMS, we are not able to fully assess its impact on our business.

The MMA also established a voluntary, Medicare-endorsed prescription drug discount card program (“Medicare Card Program”), which took effect in June 2004 and will remain in place until completion of enrollment in the Medicare Drug Benefit in May 2006. We were approved by CMS as a sponsor of Medicare-endorsed discount card programs. With a number of our programs, we work with other organizations that lend their name and logo to the program and participate in marketing the program to Medicare beneficiaries who have established relationships with these organizations. We also provide services to other discount card sponsors.

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

In addition, the MMA contains an “any willing provider” requirement for pharmacy participation in the Medicare Drug Benefit, which provides that a Medicare Part D prescription drug plan must, under certain circumstances, allow participation by any pharmacy that meets the terms and conditions for participation that the plan has established. To the extent any state or federal any willing provider laws are determined to apply to us or to certain of our customers or to the retail, mail and/or specialty pharmacy networks our customers have selected, such laws could negatively impact the PBM services and economic benefits achievable through a limited pharmacy provider network.

Some states also have enacted “due process” legislation that may prohibit the removal of a provider from a pharmacy network except in compliance with certain procedures. Other state legislation prohibits days’ supply limitations or copayment differentials between mail service and retail pharmacy providers.

Pharmacy Licensure and Regulation. We are subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances and medical waste disposal. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies and our repackaging facility with the United States Drug Enforcement Administration and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances.

State pharmacy laws generally require compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority. Such standards often address the qualifications of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. State controlled substance laws may also require licensure or registration with the state pharmacy licensing authority or other regulatory body. Pharmacists employed by each of our pharmacies must also satisfy applicable state licensing requirements. Several states require that we employ a pharmacist licensed in that state. Also, pharmacy technicians must comply with applicable state registration requirements or, in some states, licensure. In addition, our 18 JCAHO-accredited specialty pharmacies must maintain certain quality and other standards to retain this accreditation.

Most states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located, although a few states require that the dispensing pharmacy follow the laws of the states into which prescription drugs are delivered. Many of the states into which we deliver prescription drugs from our pharmacies have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. In addition, we have pharmacy resource centers and clinical call centers that provide support to our mail service pharmacies. Depending on the nature of the activities performed, these clinical call centers may require a pharmacy license in the state in which they operate. We believe that we have registered or obtained licenses for our pharmacies with every state and governmental authority requiring such registration or licensure

In some of the states where our dispensing pharmacies are located, state regulations require compliance with standards promulgated by the United States Pharmacopeia (“USP”), a nonprofit organization whose members represent various healthcare professions, industry, government and academia. USP creates standards in the packaging, storage and shipping of pharmaceuticals.

We also are subject to certain federal and state laws affecting on-line pharmacies because we dispense prescription drugs pursuant to refill orders received through our Internet website, among other methods. Several states have proposed new laws to regulate on-line pharmacies, and federal regulation of on-line pharmacies by the FDA or another federal agency has also been proposed.

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

Plan Design Legislation. Some states have enacted legislation that prohibits a health plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states have adopted “freedom of choice” legislation, which provides that: (i) members of a plan may not be required to use network providers but must instead be provided with benefits even if they choose to use non-network providers or (ii) a plan participant may sue his or her health plan if care is denied. Various states have enacted, or have considered enacting, legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to us, but it may apply to certain of our customers (generally, MCOs and health insurers). If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable by our customers through PBMs. Additionally, in late 2000, the Equal Employment Opportunity Commission issued a decision holding that two ERISA plans discriminated in violation of Title VII of the Civil Rights Act of 1964 by failing to cover oral contraceptives when other preventive medications were covered. As with legislation imposing plan design mandates, this decision may apply to certain of our customers and could have the effect of limiting the economic benefits achievable through pharmacy benefit management if it is applied broadly.

Other states have enacted legislation purporting to prohibit health plans not covered by ERISA from requiring or offering members financial incentives for use of mail service pharmacies. We are not aware of any formal administrative or judicial efforts to enforce such laws.

Privacy and Confidentiality Legislation. Many of our activities involve the receipt, use and disclosure by us of confidential health information, including disclosure of the confidential information to a participant’s health benefit plan, as permitted in accordance with applicable federal and state privacy laws. In addition, we use and disclose de-identified data for analytical and other purposes. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy rule imposes extensive requirements on the way in which health plans, healthcare providers, healthcare clearinghouses and their business associates use and disclose protected health information (“PHI”). This privacy rule gives individuals the right to know how their PHI is used and disclosed, the right to request restrictions on how PHI may be used or disclosed and the right of access to certain other information concerning disclosures of PHI. Covered entities, such as pharmacies, are required to provide a written Notice of Privacy Practices to individuals that describes how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, healthcare operations or certain public policy purposes, the rule generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards.

In addition to the federal health information privacy regulations described above, most states have enacted health care information confidentiality laws, which limit the disclosure of confidential medical information. The HIPAA privacy rule does not preempt state laws regarding health information privacy that are more restrictive than HIPAA.

HHS also issued, pursuant to HIPAA, regulations establishing transaction standards and code sets for the electronic transmission of healthcare information. These regulations impose national, uniform standards that must be used by healthcare providers, healthcare clearinghouses, health plans and their business associates that conduct certain healthcare transactions electronically. The regulations also mandate the use of certain code sets in connection with the standard transactions. In addition, HHS issued regulations pursuant to HIPAA that govern the security of electronic PHI (the “Security Standards”). The Security Standards impose extensive additional administrative, physical, and technical requirements on health plans, most healthcare providers, healthcare clearinghouses and their business associates regarding the availability, confidentiality and integrity of electronic PHI.

In response to concerns about identity theft, many states have passed laws requiring notification to consumers of security breaches involving personal information. These laws generally require an entity conducting business in the state to notify consumers when their personal information has been, or is reasonably believed to have been, acquired by an unauthorized person. In some cases, the law applies only to unencrypted computerized information, but in others it applies to personal information in any form. In addition to requiring notification to the affected individuals without unreasonable delay, many state laws also require notification to government agencies, such as the State Attorney General or consumer protection agencies. In light of the large number of different state laws and standards, Congress is considering several bills on the subject. If a federal security breach law is passed, it could potentially create a single national standard that would make compliance less burdensome for businesses operating in numerous jurisdictions.

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

The federal government and numerous state governments have given increased attention to how pharmaceutical manufacturers develop and report pricing information, which, in turn, is used in setting payments under the Medicare and Medicaid programs. One element common to most payment formulas, Average Wholesale Price (“AWP”), has come under criticism for allegedly inaccurately reflecting prices actually charged and paid at the wholesale level. The federal government and state governments are currently investigating the calculation and reporting of AWP for Medicare and Medicaid reimbursement. In the OIG Guidance, the OIG stated that a pharmaceutical manufacturer’s purposeful manipulation of AWP to increase its customers’ profits by increasing the amount that federal healthcare programs reimburse its customers implicates the federal anti-remuneration law. Several states have filed lawsuits against pharmaceutical manufacturers alleging that they illegally inflated actual prices for prescription drugs. In addition, class action lawsuits have been brought by consumers against pharmaceutical manufacturers alleging overstatement of AWP. We are not responsible for calculations, reports or payments of AWP; however, there can be no assurance that our ability to negotiate discounts from drug manufacturers will not be materially adversely affected by such investigations or lawsuits in the future.

Under the MMA, the “average sales price,” or ASP, has replaced AWP as the basis for reimbursing physicians, and sometimes pharmacies, for outpatient prescription drugs under Medicare Part B. For single source drugs, the payment will equal 106 percent of the lesser of: (i) the wholesale acquisition cost (“WAC”) of the product; or (ii) the ASP of the product. ASP is the weighted average of a manufacturer’s sales to all purchasers in a given quarter, after certain pricing adjustments such as discounts or rebates and excluding sales to certain government and other purchasers.

In addition, the MMA provides for the establishment of a competitive acquisition program (“CAP”), a voluntary program that offers physicians an option to acquire certain Part B drugs from vendors who are selected in a competitive bidding process as an alternative to physicians directly purchasing the drugs and being reimbursed by Medicare. The CAP vendors will be responsible for billing Medicare and collecting any applicable deductible and coinsurance from beneficiaries for drugs included in the CAP. Physicians who choose to participate in the CAP will continue to be paid for the costs of administering the drugs. The CAP applies only to certain Part B drugs that are administered to a Medicare beneficiary in the physician’s office. The CAP will go into effect July 1, 2006, and the physician’s selection of their CAP vendors is scheduled to begin in April 2006. The CAP does not apply to drugs covered under Medicare Part D. Caremark has filed an application to be considered for selection as a CAP vendor.

Further, the federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs purchased by state Medicaid programs. Manufacturers of brand name products must provide a rebate equivalent to the greater of: (a) 15.1% of the “average manufacturer price” (“AMP”) paid by wholesalers for products distributed to the retail pharmacy class of trade or (b) the difference between AMP and the “best price” available to essentially any customer other than the Medicaid program, with certain exceptions. Investigations have been commenced by certain governmental entities that question whether “best price” was properly calculated, reported and paid by the manufacturers to the Medicaid programs. We are not responsible for calculations, reports or payments of “best price.” There can be no assurance, however, that our ability to negotiate rebates from drug manufacturers will not be materially adversely affected by such investigations in the future.

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

Changes in the reporting of AWP or in the basis for calculating reimbursement proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of payments for drugs by Medicaid and Medicare, could impact our pricing to customers and other payors and could impact our ability to negotiate discounts with manufacturers, wholesalers or retail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive from

Medicare or Medicaid programs for drugs covered by such programs and from MCOs that contract with government health programs to provide prescription drug benefits.

Reimportation. The MMA amended the Food, Drug and Cosmetic Act by providing that the FDA should promulgate rules that would permit pharmacists and wholesalers to import prescription drugs from Canada into the United States under certain circumstances. However, the promulgation of such rules is subject to a precondition that the FDA certify to Congress that such re-importation would not pose any additional risk to the public’s health and safety and that it would result in a significant cost reduction. To date, the FDA has not provided such a certification. We have no assurance that the FDA will not change its position and permit the importation of drugs from Canada in the future or that new legislation or regulations will not permit the importation of drugs from the European Union or other countries in the future.

Self-Referral Laws. The federal law commonly known as the “Stark Law” prohibits a physician from referring Medicare or Medicaid beneficiaries for “designated health services” (which include, among other things, outpatient prescription drugs, home health services and durable medical equipment and supplies) to an entity with which the physician or an immediate family member of the physician has a “financial relationship” and prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and Medicare and Medicaid program exclusion. The Stark Law contains certain statutory and regulatory exceptions for physician referrals and physician financial relationships, including certain physician consulting arrangements, fair market value purchases by physicians and other transactions and relationships. We do not believe that we receive any referrals from any physician who has (or whose immediate family member has) a financial relationship with us that, under the Stark Law and related regulations, would bar the physician from making referrals to us or bar the presentation of any claim based on such referrals. In October 2005, pursuant to the MMA, CMS proposed an additional Stark exception for certain arrangements involving the provision of electronic prescribing technology to physicians by certain entities, including prescription drug plans and Medicare Advantage organizations under Medicare Part D.

State statutes and regulations also prohibit payments for the referral of individuals by physicians to healthcare providers with whom the physicians have a financial relationship. Some of these state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or healthcare provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark Law and vary significantly from state to state. The laws are often vague, and, in many cases, have not been interpreted by courts or regulatory agencies.

State Insurance Laws. Fee-for-service prescription drug plans and our PBM service contracts, including those in which we assume certain risk under performance guaranties or similar arrangements, are generally not subject to insurance regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing pharmacy benefits, laws and regulations in various states may be applicable. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws and laws governing MCOs and limited prepaid health service plans.

To participate as a prescription drug plan under the Medicare Drug Benefit, we formed a subsidiary named SilverScript Insurance Company. Pursuant to the MMA, SilverScript Insurance Company must be licensed as a risk-bearing entity under state laws or have obtained a waiver of the licensing requirement from CMS. SilverScript Insurance Company has applied to the Tennessee Department of Commerce and Insurance for licensure as a domestic insurance company under the applicable laws and regulations of the State of Tennessee and has filed expansion applications for licensure as an insurance company in other jurisdictions where it may seek to do business. Upon becoming a licensed insurance company, SilverScript Insurance Company will become subject to various state insurance regulations that generally require, among other things, maintenance of capital and surplus requirements, review of certain material transactions and the filing of various financial and operational reports. Because SilverScript Insurance Company demonstrated to CMS that it filed substantially complete licensure applications in the jurisdictions where it seeks to do business, CMS granted waivers from the licensing requirement. Generally, waivers are effective for up to thirty-six (36) months and are not renewable unless CMS determines that the state in question does not have a licensing process in effect with respect to prescription benefit plans. If SilverScript Insurance Company is unable either to acquire all necessary insurance licenses or to maintain waivers of such licensing requirements, there may be a materially adverse impact on SilverScript Insurance Company’s ability to participate in the Medicare Drug Benefit as a prescription drug plan. Pursuant to the MMA, state insurance licensing, insurance agent/broker licensure and solvency laws and regulations are generally applicable to prescription drug plans, but the application of other state laws to the Medicare Drug Benefit is preempted by Medicare Part D to the extent that Medicare Part D regulates the issue.

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

State Prescription Drug Assistance Programs. Many states are also considering establishing or have expanded state drug assistance programs that would increase access to drugs by those currently without coverage. Many states have established or modified their drug assistance programs for the elderly so that they constitute qualified state pharmacy assistance programs (“SPAPs”) that supplement the Medicare Drug Benefit. Payments by qualified SPAPs on behalf of a Medicare Part D enrollee are treated under Medicare Part D as if they were made by the enrollees themselves, thereby counting towards the enrollees’ true out-of-pocket costs and helping them qualify for catastrophic coverage sooner. Prescription drug plans under Medicare Part D are required to coordinate benefits with SPAPs, including allowing SPAPs to subsidize the Medicare Part D premiums of their members and/or their Medicare Part D cost sharing. Some qualified SPAPs have also received permission from CMS to auto-assign their enrollees that do not choose their own Medicare Part D plans into Medicare Part D plans. We have been and continue to be in active discussions with SPAPs to coordinate benefits with our Medicare Drug Benefit offerings and, where applicable, enrollment by SPAP members into our prescription drug plan under Medicare Part D. Since enrollment in prescription drug plans under Medicare Part D has only recently started, we are not able to assess at this time what will be the impact of the qualified SPAPs on our or our clients’ Medicare Drug Benefit offerings.

Third-Party Administration and Other State Licensure Laws. Many states have licensure or registration laws governing certain types of administrative organizations, such as preferred provider organizations, third party administrators and companies that provide utilization review services. Several states also have licensure or registration laws governing the organizations that provide or administer consumer card programs (also known as cash card or discount card programs). The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBM companies often is unclear. We believe that we have registered or obtained licenses in every state in which such registration or licensure is required.

Whistleblower Statutes. Certain federal and state laws, including the Federal False Claims Act, contain provisions permitting the filing of qui tam or “whistleblower” lawsuits alleging violations of such laws. Whistleblower provisions allow private individuals to bring lawsuits on behalf of the federal or state government alleging that the defendant has defrauded the government, and there is generally no minimum evidentiary or legal threshold required for bringing such a lawsuit. These lawsuits are typically filed under seal with the applicable federal or state enforcement authority, and such authority is required to review the allegations made and to determine whether it will intervene in the lawsuit and take the lead in the litigation. If the government intervenes in the lawsuit and prevails, the whistleblower plaintiff filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the lawsuit, the whistleblower plaintiff may pursue the action independently. Because a qui tam lawsuit typically is filed under seal pending a government review of the allegations, the defendant generally may not be aware of the lawsuit until the government determines whether or not it will intervene or until the lawsuit is otherwise unsealed, a process which may take years. We have been named in several qui tam lawsuits that have been unsealed, as discussed in Item 3, “Legal Proceedings.”

We believe that we are in material compliance with existing laws and regulations applicable to our business. We have implemented standard operating procedures, internal controls and a compliance and integrity program designed to ensure such compliance, and we monitor legislative and judicial developments that could impact our business practices in an effort to ensure future compliance.

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

Corporate Liability and Insurance

We maintain professional liability, general liability and other customary insurance on a claims made and modified occurrence basis in amounts deemed appropriate by management based upon historical claims and the nature and risks of our business. Our business may subject us to litigation and liability for damages. We believe that our current insurance protection is adequate for our present business operations, but there can be no assurance that we will be able to maintain our professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms or adequate to cover any or all potential product or professional liability claims. A successful liability claim in excess of our insurance coverage could have a material adverse effect on us.

Employees

As of December 31, 2005, we employed a total of 13,628 people. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

Item 1A. Risk Factors

In addition to the other information included and incorporated by reference in this Annual Report on Form 10-K, including the listing of factors that may affect future results presented on page i, “Forward-Looking Statements and Factors That May Affect Future Results,” you should carefully consider the following risks before making an investment decision concerning Caremark Rx, Inc. common stock. You should also read and consider the other information in this Annual Report on Form 10-K and the other documents incorporated by reference in this Annual Report on Form 10-K. See Part I, Item 1, “Business—Address and Availability of Information” on page 1.

The PBM industry is extremely competitive and competition could impair our ability to maintain existing customers and attract new customers, which could harm our business and financial results.

The PBM industry is extremely competitive. Some of our competitors are large, well-established and profitable companies. These competitors include several large health insurers, managed health care plans, retail chain stores and independent PBMs that may possess greater financial, marketing and other resources than we

do. Some of these competitors may offer services and pricing terms that we, as an independent PBM company, may not be able to offer. This competition may make it more difficult to maintain existing customers and attract new customers and may cause us to face the risk of declining reimbursement levels without achieving corresponding reductions in costs of revenues. In addition, competition may also come from other sources in the future. As a result, we may not continue to remain competitive, and competition could have an adverse effect on our business and financial results.

If we lose relationships with one or more key pharmaceutical manufacturers or if the payments made by pharmaceutical manufacturers decline, our business and financial results could be adversely affected.

We have business relationships with numerous pharmaceutical manufacturers that pay rebates, administrative fees or other discounts based on use of selected drugs by participants in the benefit plans we manage for our customers. We also have contractual arrangements under which we receive fees from pharmaceutical manufacturers for other programs and services that we provide. Our business and financial results could be adversely affected if:

•	we were to lose relationships with one or more key pharmaceutical manufacturers;

•	rebates or other discounts decline due to changes in utilization of specified pharmaceutical products by health plan sponsors and other clients;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates, administrative fees or other discounts or to purchase our programs or services; or

•	pharmaceutical manufacturers choose not to offer rebates, administrative fees or other discounts or to purchase our programs or services.

The launch of generic pharmaceuticals into the marketplace may impact our financial results.

Rebates on drugs on which patents are expected to expire over the next several years currently contribute significantly to our earned rebates. During 2006 and 2007 patents are expected to expire on brand-name drugs representing approximately $20 billion in annual sales in the United States. As these patents expire, the introduction of generic products may substantially reduce the market share of the brand-name drugs and the rebates manufacturers provide to us for their brand-name drugs that are included on the formularies we manage. We also may not be able to negotiate rebates for new brand-name drugs comparable to those rebates we are earning on brand-name drugs on which patents are expected to expire. We generally earn higher margins on generic drugs dispensed by our mail service pharmacies than we earn on brand-name drugs. However, manufacturers of newly-introduced generic drugs sometimes benefit from an exclusive marketing period, generally six months, during which we may be unable to earn these higher margins. The typically higher margins we earn on generic drugs and the rebates we earn by adding newly-approved, brand-name drugs to our formularies may not offset any decline in rebates for brand-name drugs on which patents expire.

We may be subject to liability claims for damages and other expenses that are not covered by insurance.

A successful product or professional liability claim in excess of our insurance coverage could harm our financial condition and results of operations. Various aspects of our business may subject us to litigation and liability for damages, including the performance of PBM services, including formulary management and health improvement and clinical services, and the operation of our pharmacies and websites.

We believe that most of the claims described in Note 14, “Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are unlikely to be covered by insurance.

Existing and new government legislative and regulatory action could adversely affect our business and financial results.

As a participant in the healthcare and PBM industries, our operations are subject to complex and evolving federal and state laws and regulations and enforcement by federal and state governmental agencies. These laws and regulations are described in detail at Part I, Item 1, “Business—Government Regulation.”

Uncertainty regarding the implementation and impact of Medicare Part D may adversely impact our business and financial results.

The MMA created a new, voluntary prescription drug benefit for Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B. The Medicare Drug Benefit became effective on January 1, 2006. We participate in the administration of the Medicare Drug Benefit: (i) through the provision of PBM services to our health plan clients and other clients that have qualified as a Medicare Part D prescription drug plan, (ii) through the offering of Medicare Part D pharmacy benefits by our subsidiary, SilverScript Insurance Company, which has been approved by CMS as a prescription drug plan under Medicare Part D in all regions of the country, and (iii) by assisting employer, union and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy. Our clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. If this occurs, the adverse effects of the Part D benefit may outweigh any opportunities for new business generated by the new benefit. We are not yet able to assess the impact that Medicare Part D will have on our clients’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members. In addition, if the cost and complexity of the recent changes exceed our expectations or prevent effective program implementation; if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the MMA or for other reasons; if we fail to design and maintain programs that are attractive to Medicare participants; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under the MMA’s competitive bidding process, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, and we may not be able to realize any return on our investments in Medicare initiatives.

Efforts to reduce health care costs and alter health care financing practices could adversely affect our business.

During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control healthcare costs, including prescription drug costs, are underway at the federal and state government levels. Changing political, economic and regulatory influences may affect health care financing and reimbursement practices. If the current health care financing and reimbursement system changes significantly, our business could be materially adversely affected. Congress periodically considers proposals to reform the U.S. health care system. These proposals may increase government involvement in health care and regulation of PBM services, or otherwise change the way our clients do business. Health plan sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that we provide. We cannot predict what effect, if any, these proposals may have on our business. Other legislative or market-driven changes in the health care system that we cannot anticipate could also materially adversely affect our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

We are the subject of various legal proceedings.

We are parties to legal proceedings challenging certain of their business practices. The material legal proceedings affecting us are described in detail in Item 3, “Legal Proceedings.”

Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, when products are withdrawn from the market or when increased safety risk profiles of specific drugs result in utilization decreases.

We process significant volumes of pharmacy claims for brand-name and generic drugs from our mail service pharmacies and through our network of retail pharmacies. These volumes are the basis for our net revenues and profitability. When products are withdrawn by manufacturers, or when increased safety risk profiles of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these drugs. Additionally, negative media reports regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our prescription volumes, net revenues, profitability and cash flows may decline.

Item 1B. Unresolved Staff Comments

None.

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

Mail Service Pharmacies	Call Centers
Birmingham, Alabama (owned)	Scottsdale, Arizona
Phoenix, Arizona	Mather, California
Miramar, Florida	Lee’s Summit, Missouri
Mount Prospect, Illinois	Knoxville, Tennessee
Wilkes-Barre, Pennsylvania	Nashville, Tennessee
Fort Worth, Texas	Richardson, Texas
San Antonio, Texas (owned)	San Antonio, Texas

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

In February 2006, the United States District Court for the Northern District of Illinois unsealed an amended qui tam complaint filed in March 2004 by four relators who were formerly employed by Caremark. These same relators filed the California qui tam lawsuit described below, and two of them filed the Florida qui tam lawsuit described below. The original qui tam complaint, which was unsealed at the same time as the amended complaint, was filed in December of 2003. The federal qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the Federal False Claims Act and various state statutes. The United States, acting through the U.S. Attorney’s Office in Chicago, Illinois, has declined to intervene in the lawsuit. According to recently unsealed court documents, the United States indicated that it conducted an investigation of the qui tam allegations to determine whether the relators’ claims are warranted and whether the allegations have evidentiary support. The unsealed court documents further indicate that agents from the Office of Personnel Management, Postal Service, Federal Bureau of Investigation and the Food and Drug Administration assisted the United States Attorney’s Office in completing the investigation that formed the basis for the federal government’s decision not to intervene. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. The lawsuit is proceeding as a private action without intervention by the federal government.

In January 2006, a purported shareholder’s derivative lawsuit was filed by the City of Dania Beach Police & Firefighters’ Retirement System, the Washtenaw County Employees Retirement System and Nicholas Weil in the Circuit Court of Davidson County, Tennessee. The lawsuit states that it was filed for the benefit of Caremark Rx, which is a nominal defendant. The defendants are the members of the Company’s board of directors and one former member of the board of directors. The complaint alleges that the individual defendants breached their fiduciary duties by failing to adequately oversee Caremark’s pharmacy benefit management operations. The allegations appear to be based largely on allegations asserted in other pending lawsuits against the Company and in media reports, including allegations contained in the Florida qui tam action described below. The complaint seeks to recover compensatory damages plus costs and attorneys’ fees from the individual defendants. The lawsuit is substantially similar to two separate purported shareholder derivative lawsuits filed in 2005 by the same plaintiffs in the Circuit Court of Leon County, Florida. The two prior actions in Florida were previously consolidated by the court, and the plaintiffs have voluntarily dismissed them without prejudice.

In June 2005, the Superior Court of California, County of Los Angeles, entered an order unsealing a qui tam complaint filed by four relators who were formerly employed by Caremark, including the two relators who filed the Florida qui tam lawsuit described below. The relators have filed the lawsuit purportedly on behalf of the State of California. The California qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the California False Claims Act. The State of California, acting through the Office of the Attorney General, has declined to intervene in the qui tam lawsuit, and the court issued an order confirming the State of California’s election not to intervene on June 22, 2005. The lawsuit is proceeding as a private action without intervention by the state government.

In May 2005, the United States District Court for the Western District of Texas issued an order unsealing a qui tam complaint filed by relator Janaki Ramadoss, a former Caremark employee. The complaint originally was filed under seal on August 25, 1999 and includes allegations relating to Caremark’s processing of Medicaid claims and claims of certain other government programs. The lawsuit seeks monetary damages and includes allegations under the federal false claims act and various state fraud and false claims acts. The United States Department of Justice and the states of Texas, Tennessee, Florida and Arkansas have intervened in the lawsuit and filed an amended complaint, and the state of Louisiana also has intervened and filed a complaint. The relator has also filed an amended complaint against Caremark. Caremark has filed motions to dismiss the amended complaints, which are pending before the court.

In December 2004, Caremark filed a complaint in the United States District Court for the Middle District of Tennessee in Nashville for declaratory and injunctive relief against TennCare, the State of Tennessee’s managed healthcare program. TennCare provides healthcare coverage to individuals eligible for Medicaid benefits and other uninsured or uninsurable individuals. The complaint sought a declaration that certain pharmacy benefit plan limitations, including timely filing requirements, pharmacy network limitations and pharmacy benefit card presentation requirements, are enforceable with respect to claims submitted to Caremark by TennCare for reimbursement by pharmacy benefit plans administered by Caremark. In October 2005, the court granted TennCare’s motion for summary judgment and ruled that pharmacy benefit card presentation requirements and timely filing restrictions in a beneficiary’s health insurance plan do not apply to TennCare’s reimbursement claims. In rendering its decision, the court stated that the matter decided was “based on a good faith disagreement about a complex area of the law.” Caremark has filed a notice of appeal to the Sixth Circuit Court of Appeals.

In October 2004, Caremark Rx and Caremark were served with a complaint filed in the United States District Court for the Northern District of Illinois by the Chicago District Council of Carpenters Welfare Fund alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In addition, the lawsuit alleges breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The lawsuit seeks unspecified monetary damages and restitution. In April 2005, the court granted Caremark’s motion to dismiss as to the ERISA claims, and in August 2005, the court granted Caremark’s motion to dismiss the remaining state law claims for lack of jurisdiction. The plaintiff has subsequently appealed the court’s dismissal of the ERISA claims to the United States Court of Appeals for the Seventh Circuit and, in September 2005, re-filed its state law claims in the Circuit Court of Cook County in the State of Illinois.

In July 2004, Caremark Rx and Caremark were served with a putative private class action lawsuit that was filed by Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, in the United States District Court for the Middle District of Tennessee alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined by ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. This lawsuit, which is similar to the Bickley and Dolan actions described below and other pending litigation filed against other PBM companies, seeks unspecified monetary damages and injunctive relief. In August 2005, Caremark Rx was dismissed from the action. Caremark has filed a motion seeking to transfer venue for the case, which motion is pending before the court.

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

In January 2003, a sealed qui tam action was filed by relators Michael Fowler and Peppi Fowler, two pharmacists then employed by Caremark, purportedly as private attorneys general acting on behalf of the State of

Florida, the State employees’ pharmacy benefits plan and plan members. The lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the Florida False Claims Act. The State of Florida indicated in July 2003 that it would not intervene in the lawsuit, and the lawsuit was unsealed in November 2003. In March 2004, Caremark filed a lawsuit for damages and attorneys’ fees and costs alleging that the Fowlers had unlawfully misappropriated and disclosed to third parties documents containing confidential patient health information in violation of the privacy protections found in various state and federal laws and seeking a court order directing that they return the misappropriated documents to Caremark. Caremark’s complaint was subsequently amended to include allegations that the Fowlers and at least one other member of their family had fraudulently obtained, and unlawfully filled, refilled, and distributed, prescriptions for pharmaceuticals. In June 2004, the State of Florida filed a Motion to Intervene in the qui tam action, in which motion the State sought to replace the Fowlers in litigating the lawsuit. The Circuit Court of Leon County, Florida, Second Circuit, denied the State’s Motion to Intervene. In November 2005, the court granted Caremark’s Motion for Partial Summary Judgment, which clarifies the types of records or documents that could potentially form the basis of liability for a “false claim” under the Florida False Claims Act. This decision in effect limits the damages potentially recoverable by the plaintiffs in this action. Discovery in the qui tam action is continuing.

In January 2005, the Chicago Tribune reported that the Illinois Attorney General issued a subpoena to the attorney representing the Fowlers for documents and depositions relating to the Florida qui tam lawsuit. The Chicago Tribune reported that the request for documents was related to a qui tam action that has been filed in the State of Illinois. We have not seen a copy of the qui tam complaint allegedly on file in Illinois. We have been providing information requested by the Illinois Attorney General’s office.

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

In November 2003, a second putative class action lawsuit was filed by Frank McArthur in the Circuit Court of Jefferson County, Alabama arising out of the same 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. This lawsuit also was filed on behalf of a purported class of persons who were participants in the 1999 settlement, and named as defendants Caremark Rx, several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement, and a number of lawyers and law firms involved in negotiating and securing the approval of the 1999 settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. In December 2003, John Lauriello, the plaintiff in the lawsuit described above, filed a motion to intervene and a motion to dismiss, abate or stay this lawsuit on the grounds that it was a duplicative, later-filed, class action complaint. In January 2004, Caremark Rx and the other defendants filed their own motion to dismiss, abate or stay the lawsuit as a later-filed class action that is substantially similar to the Lauriello lawsuit. The defendants’ motion to stay was granted by the court, and the lawsuit was transferred to an Administrative Docket where it will be reviewed every 90 days. In February 2005, the plaintiffs in the stayed McArthur case filed motions in the Lauriello case seeking to intervene in that litigation and asking for the right to challenge the adequacy of John Lauriello as class representative and his lawyers as class counsel. The court denied the McArthur plaintiffs’ motion to intervene. The McArthur plaintiffs have appealed the trial court’s order, and, as referenced above, the issues raised in that appeal have been consolidated with the issues raised in the Lauriello appeal.

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

In March and April of 2003, AdvancePCS, and subsequently Caremark Rx and Caremark, were served with a complaint by an individual named Robert Irwin filed against them in the Superior Court of the State of California. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. Irwin has recently amended his complaint and purported to assert a class action on behalf of all California members of non-ERISA health plans and/or all California taxpayers. No motion for class certification has been filed.

In March 2003, AdvancePCS, Caremark Rx and Caremark were served with a putative representative action filed by American Federation of State, County & Municipal Employees (“AFSCME”), a labor union comprised of numerous autonomous local unions and affiliations. Other PBM companies also are named as defendants in this lawsuit. The lawsuit alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to rebates, pricing, formulary management and mail order services. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. This case has been coordinated with the Irwin case described above before a single judge in Los Angeles County. Based on recent changes in applicable law that restrict a party’s ability to bring lawsuits under California’s unfair competition law, AFSCME entered into a stipulation for the entry of judgment subject to the right of appeal, and the court entered judgment on that case in favor of the defendants in March 2005. AFSCME has subsequently appealed the decision to the California Court of Appeal, and the parties have agreed to stay the appeal pending the outcome of similar cases currently pending before the California Supreme Court.

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

In November 1999, PCS Health Systems, Inc. received a subpoena from the Office of the Inspector General (OIG), through the United States Attorney’s Office for the Eastern District of Pennsylvania, seeking information concerning certain of its PBM business practices, including information relating to its arrangements with pharmaceutical manufacturers, retail pharmacies and health plans. The OIG requested information relating to the activities of Advance Paradigm prior to its acquisition of PCS Holding Corporation and the activities of AdvancePCS subsequent to such acquisition. AdvancePCS provided documents to the OIG and facilitated interviews of certain former and current employees in response to the subpoena. The government was reviewing whether certain AdvancePCS business practices comply with anti-kickback statutes, false claims statutes and other applicable laws and regulations. In September 2005, AdvancePCS entered into a settlement agreement with the federal government. Under the terms of the settlement, AdvancePCS agreed, among other things, to pay $137.5 million to settle disputed claims, to adhere to certain business practices pursuant to a consent order and to maintain a compliance program in accordance with a corporate integrity agreement. At the time the settlement was approved by the United States District Court for the Eastern District of Pennsylvania, the court ordered the unsealing of two related qui tam complaints filed by individual relators. The complaints originally were filed under seal in December 2002 and September 2003, and include allegations under the federal false claims acts and various state false claims acts and other state statutes. In addition to resolving the allegations made by the federal government, the settlement resolves federal civil monetary claims asserted by the relators in the qui tam actions. The settlement does not, however, resolve state law claims alleged by the relators relating to various state false claims acts and other state statutes. The relators originally named 11 states and the District of Columbia as additional plaintiffs in the qui tam actions. In October 2005, the court dismissed the state law claims without prejudice.

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

We believe that our business practices are in material compliance with all applicable laws and regulations and that we have meritorious defenses to the claims of liability or for damages in the actions that have been made against us; however, there can be no assurance that pending lawsuits or investigations will not have a disruptive effect upon our business, that they will not consume the time and attention of our senior management, or that their resolution, individually or in the aggregate, will not have a material adverse effect on our operating results and financial condition or potentially cause us to make material changes to our current business practices. We intend to vigorously defend each of our pending lawsuits and to cooperate with any pending governmental investigations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our stockholders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “CMX.” The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for each quarter of the two-year period beginning January 1, 2004.

	High	Low
2005
First Quarter	$42.30	$37.00
Second Quarter	46.83	37.23
Third Quarter	50.43	41.02
Fourth Quarter	53.90	47.24

2004
First Quarter	$34.19	$23.50
Second Quarter	35.31	30.50
Third Quarter	32.94	27.56
Fourth Quarter	39.95	28.29

On February 28, 2006, the closing sale price of our common stock on the NYSE was $49.75, and there were 14,282 holders of record.

We have never paid a cash dividend on our common stock. Future dividends, if any, will be determined by our Board of Directors in light of circumstances existing from time to time, including growth prospects, profitability, financial condition, results of operations, continued existence of the restrictions contained in our credit facility which limit the payment of cash dividends on our common stock and other factors which our Board of Directors deems relevant.

During the three months ended December 31, 2005, we repurchased shares of our common stock, $0.001 par value per share, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Since Inception	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Balance at September 30, 2005			27,512,600	$353,037,779
October 2005	832,700	$48.53	28,345,300	$312,628,338
November 2005	754,100	$49.86	29,099,400	$775,032,365
December 2005	227,700	$51.27	29,327,100	$763,358,867

Total	1,814,500	$49.42	29,327,100	$763,358,867

(1)	Per share amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended December 31, 2005. The average price paid per share for all repurchases made under the program from its inception through December 31, 2005, was $33.64.

(2)

We are authorized to repurchase up to $1.75 billion of our common stock on the open market under our previously announced repurchase program. On July 1, 2002, we announced that we had adopted a program to purchase up to $150 million of our common stock on the open market. On July 20, 2004, we announced that we had raised the authorized repurchases under this program to $750 million. On May 17, 2005, we announced that we had raised the authorized repurchases under this program by $500 million to $1.25 billion, and on November 9, 2005, we announced that we had raised the authorized repurchases under this program by $500 million to $1.75 billion. The amounts in the table above include the $500 million increase in authorized repurchases approved on November 9, 2005 in the November 2005 period.

Our stock repurchase program does not have a set expiration date, and repurchases under the program will be made at times and in amounts as our management deems appropriate. Subsequent to December 31, 2005, the Company repurchased an aggregate of 5,670,300 shares of its common stock under this program at an average price per share of approximately $49.92. As of February 28, 2006, approximately $480.3 million of the $1.75 billion authorized under the repurchase program remained available for additional share repurchases.

Item 6. Selected Financial Data

The following table sets forth selected financial data derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with our audited consolidated financial statements and notes thereto listed in the index on page F-1 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004 (1)	2003	2002 (2)	2001
	(in thousands, except per share amounts)
Statement of Operations data:
Net revenue	$32,991,251	$25,801,121	$9,067,291	$6,805,348	$5,614,029

Income from continuing operations	$932,371	$600,309	$290,838	$828,797	$190,545
Loss from discontinued operations	—	—	—	(37,503)	—

Net income	932,371	600,309	290,838	791,294	190,545
Preferred security dividends	—	—	—	(9,913)	(13,217)

Net income to common stockholders	$932,371	$600,309	$290,838	$781,381	$177,328

Average number of common shares outstanding—basic	446,865	411,175	257,925	234,222	224,740

Average number of common shares outstanding—diluted	455,737	420,296	264,781	263,305	262,237

Earnings per common share—basic:
Income from continuing operations	$2.09	$1.46	$1.13	$3.50	$0.79

Loss from discontinued operations	$—	$—	$—	$(0.16)	$—

Net income to common stockholders	$2.09	$1.46	$1.13	$3.34	$0.79

Earnings per common share—diluted:
Income from continuing operations	$2.05	$1.43	$1.10	$3.15	$0.73

Loss from discontinued operations	$—	$—	$—	$(0.14)	$—

Net income to common stockholders	$2.05	$1.43	$1.10	$3.01	$0.73

Balance Sheet data (as of December 31):
Cash and cash equivalents	$1,268,883	$1,078,803	$815,328	$306,804	$159,066
Working capital (deficiency) (3)	933,231	455,490	882,616	348,640	(31,403)
Total assets	12,850,848	12,309,734	2,473,628	1,912,740	873,671
Long-term debt (net of current portion) (3)	386,600	450,000	693,125	695,625	695,625
Convertible preferred securities	—	—	—	—	200,000
Total stockholders’ equity (deficit)	8,180,566	7,539,717	640,638	257,693	(772,467)

(1)	The Statement of Operations data includes the results of operations of AdvancePCS beginning March 24, 2004. Both the Statement of Operations data and the Balance Sheet data were significantly impacted by the AdvancePCS Acquisition.

(2)	The 2002 period includes amounts related to adjustment of our deferred income tax asset valuation allowance. This adjustment resulted in the recognition of: (a) a $520 million deferred tax benefit included in income from continuing operations and related statement of operations line items; (b) a current deferred income tax asset of approximately $202 million included in working capital; (c) a $413 million long-term deferred tax asset included in total assets; and (d) a direct increase to stockholders’ equity of approximately $69.5 million.

(3)	The December 31, 2005 working capital and long-term debt (net of current portion) amounts reflect the classification of $386.6 million of our 7.375% senior notes due 2006 as long-term debt due to our intent and ability to refinance this amount on a long-term basis. The amount classified as long-term debt (net of current portion) is limited to the availability under our revolving credit facility, and the remaining $63.4 million of our 7.375% senior notes is classified as a current liability and is included in working capital. The December 31, 2004 working capital and long-term debt (net of current portion) amounts reflect the repayment of our $147 million term loan on February 18, 2005, and the repurchase of the remaining AdvancePCS senior notes at 104.25% of face value on April 1, 2005.

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

Our pharmaceutical services are generally referred to as pharmacy benefit management, or “PBM,” services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. We generate our net revenue primarily from dispensing prescription drugs, either directly through our mail service pharmacies or indirectly through our network of third-party retail pharmacies, and through providing certain other services, including disease management, health benefits management and data access to our customers, which are primarily employers, unions, government employee groups, insurance companies, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. Our net revenue represents amounts earned from both our customers and the participants in our customers’ health benefit plans and includes copayments paid by participants both to us, for prescriptions filled from the pharmacies we own, and to the third-party pharmacies in our retail network, for most retail prescriptions. Our net revenues reflect the effects of any discounts provided to our customers. See Note 2, “Summary of Significant Accounting Policies—Revenue Recognition” to our audited consolidated financial statements contained in this Annual Report on Form 10-K for detailed information concerning our revenue recognition policies.

We generate cost savings for our customers primarily by negotiating for the discounted purchase of pharmaceutical products dispensed to their participants. We purchase pharmaceutical products from, and negotiate various forms of discounts from established list prices with, pharmaceutical manufacturers, pharmaceutical wholesalers and retail pharmacies. When we purchase pharmaceutical products directly from their manufacturer, as is typically the case with generic and biotech products, we generally receive any negotiated discount at the time of purchase. When we purchase pharmaceutical products indirectly (e.g., through a wholesaler or from a retail pharmacy at the point-of-dispensing), as is typically the case with brand-name, nonbiotech products, we generally receive a discount from the vendor and, in many cases, the product’s manufacturer. In these cases, the vendor discount is received at the time of purchase; however, the manufacturer discount is received after the product is dispensed. Our cost of revenues reflects the effects of these discounts.

The prices we have negotiated with our customers for the pharmaceutical products we dispense to their participants are generally based on contractual discounts from established list prices and may also include additional discounts based on the type (i.e., preferred brand, non-preferred brand, generic, etc.) of prescriptions filled. The prices in our vendor contracts with various parties (manufacturers, wholesalers, retail pharmacies, etc.) for the purchase of these pharmaceuticals are also based on discounts from established list prices plus, in many cases, additional discounts in the form of prompt payment terms and/or rebates. Additionally, both our customer and vendor contracts typically contain clauses which would allow us to renegotiate pricing in the event that legislation or other events limiting or eliminating the various discounting practices in the pharmaceutical industry, including the practice of providing discounts in the form of rebates, were to occur.

We generate our net revenue primarily from dispensing prescription drugs on behalf of our customers. We dispense these prescriptions drugs through our seven large, automated mail service pharmacies, our 21 smaller, regional mail service pharmacies and a nationwide network composed of over 60,000 retail pharmacies with which we have contracted to purchase pharmaceuticals on behalf of our customers for immediate delivery to their participants. One customer, the Federal Employees Health Benefit Plan, accounted for approximately 16% of our net revenue in 2005.

Critical Accounting Policies and Estimates

Income taxes. We previously had a significant deferred tax asset related to federal and state income tax net operating loss (“NOL”) carryforwards that were primarily generated from losses incurred in our discontinued PPM business. The significant majority of these NOLs were utilized to offset taxable income for the year ended December 31, 2005 and prior years. Due to the complexity of our discontinued operations divestiture and the fact that the tax periods in which the NOLs were generated can be audited well beyond a normal three-year statutory audit period, the amount of the NOLs which may ultimately be realized may vary materially from the amount utilized to offset taxable income. We have established an accrual for tax-related contingencies primarily related to issues which may arise from the tax periods when the NOLs were generated. This accrual is based on our estimates of the amount of benefit from the NOLs that we may ultimately be unable to realize. Subsequent revisions to the accrual for tax-related contingencies may cause our provision for income taxes to vary significantly from period to period.

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

Accounts Receivable Valuation Allowances. We are exposed to credit losses from accounts receivable that are recorded as assets in our financial statements but may ultimately be uncollectible and to adjustments to accounts receivable based on contractual interpretations and customer audits. We perform detailed analyses of accounts receivable and related data on a monthly basis and have attempted to allow for expected adjustments based on our past experience with similar accounts receivable. We believe our accounts receivable valuation allowances to be adequate; however, it is possible that the accuracy of our estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. We continually review and refine our estimation processes to make them as reactive to these changes as possible; however, we cannot guarantee that we will be able to accurately estimate the amounts of these accounts receivable that will ultimately be collected.

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

Factors That May Affect Future Results

Our future operating results and financial condition are dependent on our ability to market our services profitably, which is, in turn, heavily dependent on our ability to successfully negotiate discounts for pharmaceutical purchases at various points in our supply chain and to successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including, but not limited to: (i) identification of, and competition for, growth and expansion opportunities; (ii) our ability to attract new customers and retain existing customers; (iii) declining reimbursement levels for, or increases in the costs of, products dispensed; (iv) the timing and launch of generic pharmaceutical products into the marketplace; (v) exposure to liabilities in excess of our insurance; (vi) compliance with, or changes in, government regulation and legislation, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation; (vii) our participation in the federal government’s Medicare Part D program; (viii) adverse developments in the healthcare or pharmaceutical industry generally, including, but not limited to, developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; (ix) adverse resolution of existing or future lawsuits or investigations; and (x) the availability of prescription drug products in the marketplace as affected by product recalls and voluntary product withdrawals by manufacturers. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition.

There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Item 3, “Legal Proceedings” and Note 14 to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected information about our results of operations for the years ended December 31, 2005, 2004 and 2003:

				Percentage Increase/(Decrease)
	Year Ended December 31,			2005 over 2004	2004 over 2003
	2005	2004	2003
	(In millions, except per share amounts)

Net revenue (4)	$32,991.3	$25,801.1	$9,067.3	27.9%	184.6%

Cost of revenues (excluding depreciation)(1)(4)	30,888.9	24,192.5	8,299.2	27.7%	191.5%
Selling, general and administrative expenses	463.6	411.0	192.3	12.8%	113.7%
Depreciation	100.1	86.5	44.6	15.7%	93.9%
Amortization of intangible assets	47.3	37.3	0.5	26.8%	7360.0%
Stock option expense	10.5	20.0	—	-47.5%	N/C
Integration and other related expenses	11.1	25.2	3.4	-56.0%	641.2%
Interest (income) expense, net	(3.0)	31.0	42.6	N/C	-27.2%
Non-operating gain, net	(25.7)	—	—	N/C	N/C

	31,492.8	24,803.5	8,582.6	27.0%	189.0%

Income before provision for income taxes	1,498.5	997.6	484.7	50.2%	105.8%
Provision for income taxes	566.1	397.3	193.9	42.5%	104.9%

Net income	$932.4	$600.3	$290.8	55.3%	106.4%

Net income per common share—diluted	$2.05	$1.43	$1.10	43.4%	30.0%

Operating Income (2)	$1,469.8	$1,028.6	$527.3	42.9%	95.1%

Operating Margin	4.46%	3.99%	5.82%

EBITDA (3)	$1,642.9	$1,152.4	$572.3	42.6%	101.4%

EBITDA Margin	4.98%	4.47%	6.31%

Net cash provided by (used in):
Continuing operations	$1,305.8	$1,602.7	$575.9	-18.5%	178.3%

Investing activities	$(571.0)	$(680.2)	$(71.9)	-16.1%	846.0%

Financing activities	$(537.1)	$(648.9)	$66.9	-17.2%	N/C

Discontinued operations	$(7.6)	$(10.2)	$(62.4)	-25.5%	-83.7%

Revenues:
Mail service	$11,594.0	$8,015.3	$4,487.8	44.6%	78.6%
Retail (4)	21,109.3	17,553.5	4,522.1	20.3%	288.2%
Other	288.0	232.3	57.4	24.0%	304.7%

	$32,991.3	$25,801.1	$9,067.3	27.9%	184.6%

Cost of revenues:
Drug ingredient cost (4)	$29,986.6	$23,468.9	$7,961.1	27.8%	194.8%
Pharmacy operating costs and other costs of revenues (1)	902.3	723.6	338.1	24.7%	114.0%

	$30,888.9	$24,192.5	$8,299.2	27.7%	191.5%

Pharmacy claims processed:
Mail	58.3	42.8	24.9	36.2%	71.9%
Retail	478.0	441.4	89.9	8.3%	391.0%

	536.3	484.2	114.8	10.8%	321.8%

(1)	Cost of revenues excludes allocable depreciation of approximately $86 million, $72 million and $39 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are included in total depreciation for each period.

(2)	Operating Income equals net revenue less cost of revenue; selling, general and administrative expenses, depreciation, amortization of intangible assets, stock option expense and integration and other related expenses. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (3) below.

(3)	We believe that EBITDA, which is a non-GAAP financial measure, is a supplemental measurement tool used by analysts and investors to help evaluate a company’s overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net income	$932,371	$600,309	$290,838
Depreciation and amortization	147,370	123,818	45,062
Interest (income) expense, net	(2,953)	31,039	42,541
Provision for income taxes	566,094	397,347	193,893

EBITDA	1,642,882	1,152,513	572,334
Cash interest receipts (payments), net	1,754	(38,091)	(38,944)
Cash tax (payments) refunds, net	(30,649)	19,490	(14,863)
Non-operating gain, net	(25,688)	—	—
Other non-cash expenses	12,697	23,863	1,215
Other changes in operating assets and liabilities, net of acquisitions/disposals of businesses	(295,161)	444,968	56,150

Net cash provided by continuing operations	$1,305,835	$1,602,743	$575,892

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

(4)	Includes approximately $5.5 billion, $4.6 billion and $1.2 billion for the years ended December 31, 2005, 2004 and 2003, respectively, of amounts paid by individual participants in our customers’ benefit plans directly to the third-party pharmacies in our retail networks (i.e., retail copayments).

Pro Forma Operating Results

The following table sets forth selected pro forma information about our results of operations for the years ended December 31, 2005, 2004 and 2003. This pro forma information was prepared as if the AdvancePCS Acquisition had been consummated at the beginning of each respective period. Additional information concerning the pro forma presentation appears in Note 3, “Acquisition of AdvancePCS and Integration Plan,” to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

				Percentage Increase/(Decrease)
	Pro Forma Year Ended December 31,			2005 over 2004	2004 over 2003
	2005	2004	2003
	(In millions, except per share amounts)
Net revenue	$32,991.3	$30,410.9	$28,099.0	8.5%	8.2%

Cost of revenues (excluding depreciation)	30,888.9	28,653.3	26,634.3	7.8%	7.6%
Selling, general and administrative expenses	463.6	472.4	460.7	-1.9%	2.5%
Depreciation	100.1	96.6	86.7	3.6%	11.4%
Amortization of intangible assets	47.3	48.3	48.4	-2.1%	-0.2%
Stock option expense	10.5	28.2	28.2	-62.8%	0.0%
Interest (income) expense, net	(3.0)	31.1	57.5	N/C	-45.9%
Non-operating gain, net	(25.7)	—	—	N/C	N/C

	31,481.7	29,329.9	27,315.8	7.3%	7.4%

Income before provision for income taxes	1,509.6	1,081.0	783.2	39.6%	38.0%
Provision for income taxes	570.5	430.3	311.5	32.6%	38.1%

Net income	$939.1	$650.7	$471.7	44.3%	37.9%

Net income per common share—diluted	$2.06	$1.40	$1.03	47.1%	35.9%

Revenues:
Mail service	$11,594.0	$8,706.9	$7,130.1	33.2%	22.1%
Retail	21,109.3	21,402.6	20,670.3	-1.4%	3.5%
Other	288.0	301.4	298.6	-4.4%	0.9%

	$32,991.3	$30,410.9	$28,099.0	8.5%	8.2%

Cost of revenues:
Drug ingredient cost	$29,986.6	$27,828.0	$25,850.4	7.8%	7.7%
Pharmacy operating costs and other costs of revenues	902.3	825.3	783.9	9.3%	5.3%

	$30,888.9	$28,653.3	$26,634.3	7.8%	7.6%

Pharmacy claims processed:
Mail	58.3	47.0	41.8	24.0%	12.4%
Retail	478.0	544.9	535.9	-12.3%	1.7%

	536.3	591.9	577.8	-9.4%	2.4%

Results of operations for 2005 compared to 2004

AdvancePCS Operating Results. The results of operations of AdvancePCS are included in our statement of income beginning March 24, 2004. The primary factor influencing the comparison of our results of operations for 2005 compared to 2004 was the AdvancePCS Acquisition.

Net Revenue. Net revenue increased by approximately $7.2 billion to approximately $33.0 billion in the year ended December 31, 2005, from approximately $25.8 billion in 2004. On a pro forma basis, net revenue increased by approximately $2.6 billion, or 8.5%, to approximately $33.0 billion in the year ended December 31, 2005, from approximately $30.4 billion in 2004. Pro forma revenue growth primarily reflects increases due to drug cost inflation partially offset by a higher dispensing rate of generic drugs, which have lower prices but result in healthcare cost savings for our customers, that had the effect of reducing revenues. Excluding the impact of higher generic dispensing rates, pro forma revenues for the year ended December 31, 2005, would have increased approximately 13.3% over the pro forma 2004 amount.

On a pro forma basis, revenues from mail service claims increased approximately $2.9 billion, or 33.2%, to approximately $11.6 billion in 2005 from approximately $8.7 billion in 2004. This increase results from an increase in mail service claim volume of approximately 24.0% and an increase in average revenue per mail service claim of approximately 7.4%. The mail service claim volume increases are related to increases from both new customers and the percentage of mail service claims (adjusted for differences in average days’ supply) to total pharmacy claims, referred to as our “mail penetration rate.” The increase in mail service claim volume and the mail penetration rate during 2005 is due primarily to the fact that new customer starts in 2005 were substantially mail order, while several large retail-oriented customers terminated during 2004 and 2005. On a pro forma basis, our mail penetration rate was approximately 26.5% in 2005, compared to a mail penetration rate of 20.2% in 2004. The increase in average revenue per mail service claim reflects increases in the prices of products dispensed offset by the effects of higher generic dispensing rates as described above. On a pro forma basis, our mail service generic dispensing rate was 39.9% in 2005, compared to a mail service generic dispensing rate of 37.9% in 2004.

On a pro forma basis, revenues from retail claims decreased approximately $293.3 million, or 1.4%, to approximately $21.1 billion in 2005 from approximately $21.4 billion in 2004. This decrease is the result of a decrease in retail claim volume of approximately 12.3% offset by an increase in average revenue per retail claim of approximately 2.0%. The increase in average revenue per retail claim reflects increases in the prices of products dispensed offset by the effects of higher generic dispensing rates. On a pro forma basis, our retail generic dispensing rate was 53.2% in 2005, compared to a retail generic dispensing rate of 49.0% in 2004. The retail claim volume decrease is primarily related to the termination of several large retail-oriented accounts as described above.

Cost of Revenues. Cost of revenues increased approximately $6.7 billion to approximately $30.9 billion in the year ended December 31, 2005, from approximately $24.2 billion in 2004. Pro forma cost of revenues for 2005 as a percentage of net revenue decreased by 0.6% compared to 2004 and was favorably impacted by economies of scale resulting from the AdvancePCS Acquisition. Pro forma cost of revenue growth and cost of revenues as a percentage of net revenue were also impacted by a higher dispensing rate of generic drugs which have lower prices but result in healthcare cost savings for our customers.

Pharmacy operating costs and other costs of revenues increased by approximately $77.0 million, or 9.3%, on a pro forma basis to approximately $902.3 million in 2005 from approximately $825.3 million in 2004. This increase relates primarily to additional customer service center and pharmacy costs incurred to service the overall increases in mail service claims in 2005 from levels experienced in 2004. Pharmacy operating costs and other costs of revenues remained flat as a percentage of revenue on a pro forma basis at 2.7% in 2005 and 2004. In addition, during 2005, the company incurred additional expenses to implement the substantial amount of net new business, which was weighted significantly toward mail service.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on an absolute basis in 2005, due primarily to the AdvancePCS Acquisition. On a pro forma basis, selling, general and administrative expenses decreased by 1.9% on an absolute basis and decreased as a percentage of net revenue, to 1.41% from 1.55% primarily reflecting the impact of elimination of duplicative costs subsequent to the AdvancePCS Acquisition.

Depreciation. Depreciation increased in 2005 due primarily to the AdvancePCS Acquisition. Depreciation increased in 2005 on a pro forma basis, due primarily to the amounts and timing of depreciation related to capital expenditures made to increase capacities in our mail service pharmacies and customer service centers. Depreciation expense is expected to total approximately $105 million to $110 million in 2006.

Amortization of Intangible Assets. The amortization of intangible assets recorded in 2005 and 2004 was related entirely to the intangible assets acquired from AdvancePCS on March 24, 2004. Amortization of intangible assets is expected to total approximately $44 million in 2006.

Interest (Income) Expense, Net. The change in net interest (income) expense in 2005 resulted primarily from increased interest income generated by cash on hand and short-term investments and a decrease in interest expense on long-term debt due to principal repayments. Net interest income is expected to total approximately $45 million to $50 million in 2006. This estimate may vary based on interest rates during the year, as well as the amount of cash that we have invested, which can vary based on share repurchase activity and other cash uses.

Stock Option Expense. The stock option expense recorded in 2005 and 2004 relates to the intrinsic value of unvested stock options held by AdvancePCS optionees on the date of the AdvancePCS Acquisition. The amount to be expensed will change from the remaining unvested intrinsic value to the remaining unvested fair value (as determined on the date of the AdvancePCS Acquisition) beginning January 1, 2006, due to our adoption of Statement of Financial Accounting Standards No. 123 (R) (As Amended), Share-Based Payment, (“FAS 123R”). Additionally, the fair value of all other outstanding, unvested stock options will begin to be expensed over the remaining vesting periods of the underlying options upon our adoption of FAS 123R. We expect share-based compensation to total approximately $50 to $55 million in 2006.

Integration and Other Related Expenses. The decrease in integration and other related expenses primarily reflects costs incurred for outside consulting services for integration planning activities in 2004 that were not incurred in 2005. We incurred approximately $11.1 million of integration and other related expenses for the year ended December 31, 2005, primarily for integration activities related to our acquisition of AdvancePCS and involuntary termination/employee retention and related benefits. We incurred approximately $25.2 million of integration and other related expenses for the year ended December 31, 2004, consisting primarily of: (1) approximately $3.9 million for involuntary termination benefits; (2) a writeoff of approximately $2.2 million of deferred loan costs for indebtedness retired in conjunction with the closing of the AdvancePCS Acquisition; (3) approximately $8 million of integration planning activities related to the AdvancePCS Acquisition and (4) approximately $6 million related to retention benefit obligations under the AdvancePCS Retention Plan. The balance of the costs incurred in 2004 relate primarily to payments to outside service vendors used for various integration-related projects. In 2006, we expect integration and other related expenses to be minimal and anticipate that such expense will no longer be presented separately.

Non-Operating Gain, Net. Non-operating gain, net is primarily comprised of a $27.9 million gain on the sale of our remaining investment in a private company that was formerly one of our subsidiaries.

Provision for Income Taxes. Our provision for income taxes was recorded using a 37.8% effective tax rate on book income in 2005 compared to an approximately 39.8% effective tax rate on book income in 2004. The decrease related to a positive adjustment to the provision for income taxes, primarily to reflect resolution of income tax uncertainties from prior periods.

Results of operations for 2004 compared to 2003

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

On a pro forma basis, revenues from mail service claims increased approximately $1.6 billion, or 22.1%, to approximately $8.7 billion in 2004 from approximately $7.1 billion in 2003. This increase resulted from an increase in mail service claim volume of approximately 12.4% and an increase in average revenue per mail service claim of approximately 8.6%. The increase in mail service claim volume was related to both increases from new customers and an increase in the mail penetration rate. On a pro forma basis, our mail penetration rate was approximately 20.2% in 2004, compared to a mail penetration rate of 18.7% in 2003. The increase in average revenue per mail service claim reflected increases in the prices of products dispensed as well as a slight change in overall mix towards higher-priced specialty pharmaceutical products offset by the effects of higher generic dispensing rates as described above. On a pro forma basis, our mail service generic dispensing rate was 37.9% in 2004, compared to a mail service generic dispensing rate of 35.3% in 2003.

On a pro forma basis, revenues from retail claims increased approximately $732.3 million, or 3.5%, to approximately $21.4 billion in 2004 from approximately $20.7 billion in 2003. This increase resulted from an increase in retail claim volume of approximately 1.7% and an increase in average revenue per retail claim of approximately 1.8%. The retail claim volume increases were related to increases from new customers offset by the mail penetration rate increase referred to above. The increase in average revenue per retail claim reflected increases in the prices of products dispensed offset by the effects of higher generic dispensing rates and the contract change described above. On a pro forma basis, our retail generic dispensing rate was 49.0% in 2004, compared to a retail generic dispensing rate of 45.3% in 2003.

Cost of Revenues. Cost of revenues increased approximately $15.9 billion to approximately $24.2 billion in the year ended December 31, 2004, from approximately $8.3 billion in 2003. On a pro forma basis, drug ingredient costs increased approximately $1.9 billion, or 7.7%, to approximately $27.8 billion in 2004 from approximately $25.9 billion in 2003. This increase resulted from an increase in total claim volume of approximately 2.4% and an increase in average drug ingredient cost per claim of approximately 5.1%. The total claim volume increases were related primarily to increases from new customers. The increase in average drug ingredient cost per claim reflected increases in the prices of products dispensed as well as a slight change in overall mix towards higher-priced specialty pharmaceutical products offset by the effects of higher generic dispensing rates and the contract change described above. Generic drugs have lower prices but result in healthcare cost savings for our customers and generally a higher gross profit margin for the company. Pro forma cost of revenues for the year ended December 31, 2004, were reduced by approximately $1.1 billion from amounts recorded in the same period in 2003 due to the contract change referred to above. The rate of increase in pro forma drug ingredient costs was also favorably impacted by economies of scale achieved through the combined purchasing efficiency of Caremark and AdvancePCS.

Pharmacy operating costs and other costs of revenues increased by approximately $41.4 million, or 5.3%, on a pro forma basis to approximately $825.3 million in 2004 from approximately $783.9 million in 2003. This increase related primarily to additional customer service center and pharmacy costs incurred to service the overall increases in call volumes and mail service claims in 2004 from levels experienced in 2003. Pharmacy operating costs and other costs of revenues decreased as a percentage of revenue to 2.7% in 2004 from 2.8% in 2003. The decrease in pharmacy operating costs and other costs of revenues in relation to revenues primarily reflected the realization of efficiency increases in our mail service pharmacies and customer service centers gained from capacity additions and technological enhancements made through 2004. A significant component of the increase in depreciation expense described below related to capital assets purchased in conjunction with the capacity additions and technological enhancements.

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

Interest (Income) Expense, Net. The decrease in net interest expense in 2004 resulted primarily from reductions in the amount of outstanding indebtedness under our credit agreements and increased interest income generated by cash on hand and short-term investments.

Stock Option Expense. The stock option expense recorded in 2004 related to the intrinsic value of unvested stock options held by AdvancePCS optionees on the date of the AdvancePCS Acquisition.

Integration and Other Related Expenses. We incurred approximately $25.2 million of integration and other related expenses for the year ended December 31, 2004, as previously described, compared to $3.4 million in 2003. Costs incurred in 2003 consisted primarily of pre-acquisition integration planning activities with respect to the AdvancePCS Acquisition and relocation expenses for moving our corporate headquarters to Nashville, Tennessee.

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

The following tables set forth selected information concerning our liquidity and capital resources and changes therein at and for the year ended December 31, 2005 (dollars in millions):

Net cash and cash equivalents provided by (used in):
Continuing operations	$1,305.8
Investing activities	(571.0)
Financing activities	(537.1)
Discontinued operations	(7.6)

Net increase in cash and cash equivalents for the year ended December 31, 2005	190.1
Cash and cash equivalents—December 31, 2004	1,078.8

Cash and cash equivalents—December 31, 2005	$1,268.9

	December 31, 2005 (2)	December 31, 2004 (3)
Net working capital (1) (2)	$933.2	$455.5

Long-term debt:
Fixed-rate debt (2)	$386.6	$450.0

Availability under revolving credit facility	$386.6	$387.5

(1)	Working capital equals total current assets minus total current liabilities.

(2)	The December 31, 2005 net working capital and fixed-rate long-term debt amounts reflect the classification of $386.6 million of our 7.375% senior notes due 2006 as long-term debt due to our ability to refinance this amount on a long-term basis. The amount classified as long-term debt is limited to the availability under our revolving credit facility, and the remaining $63.4 million of our 7.375% senior notes due 2006 is classified as a current liability.

The December 31, 2004 net working capital and fixed-rate long-term debt amounts reflect the repayment of the $147 million then outstanding balance of our term loan facility on February 18, 2005 and the repurchase of our remaining outstanding AdvancePCS 8.5% senior notes, at 104.25% of face value, on April 1, 2005.

Cash Flows from Continuing Operations. Our cash flows from continuing operations of $1,305.8 million for the year ended December 31, 2005, significantly exceeded our net income of $932.4 million. The primary reasons for this difference, in addition to ordinary fluctuations in non-cash working capital, are: (i) the $535.5 million difference in the amount of cash taxes paid ($30.6 million) and the amount of tax provision recorded during the period ($566.1 million) offset by (ii) our payment of $137.5 million to settle disputed claims with the federal government as further described in Item 3, “Legal Proceedings.” The amounts of cash taxes we paid through December 31, 2005, have been significantly reduced by our utilization of NOLs as previously described. We expect the amount of cash taxes we pay in future periods to more closely approximate the provision for income taxes that we record in our statements of income than it has in previous periods.

The net increase in non-cash working capital affecting cash flows from continuing operations from December 31, 2004 to December 31, 2005 also includes the effect of the timing of certain payments in 2005 related to transactions that generated cash receipts in 2004, primarily related to the AdvancePCS Acquisition. For many of the customer contracts we assumed in the AdvancePCS Acquisition, discount payments to customers are based on the discounts that we have collected from pharmaceutical manufacturers. Accordingly, during 2005, we made payments to these customers for their portions of manufacturer discounts that were collected in 2004. In addition, cash flow from operations was negatively impacted by approximately $200 million during 2005 due to the termination of certain client contracts which had significant levels of retail claims.

Cash Flows from Investing Activities. Cash flows used in investing activities for the year ended December 31, 2005 primarily include $469.9 million invested in available-for-sale securities and $138.2 million of capital expenditures, offset by proceeds of $43.2 million from the sale of our retained interest in a previously disposed subsidiary.

Cash Flows from Financing Activities. In February 2005, we repaid the entire $147.0 million balance then outstanding under our term loan facility, and in April 2005, we repaid the $1.7 million remaining outstanding AdvancePCS Senior Notes. We also made payments of approximately $475.7 million to repurchase 11.2 million shares of our common stock during the year ended December 31, 2005. These payments were offset by net proceeds of approximately $87.3 million from issuance of common stock under employee benefit plans, including exercises of stock options.

Credit Facility. We have a credit facility with Bank of America, N.A. as administrative agent that currently consists of a $400 million revolving credit facility which matures on March 23, 2009. We repaid the $147 million then-outstanding balance of the $150 million term loan component of our bank credit facility in February 2005. This repayment had no impact on availability under the revolving credit facility. At December 31, 2005, we had approximately $386.6 million available for borrowing under the revolving credit facility, exclusive of approximately $13.4 million reserved under letters of credit.

The credit facility is guaranteed by our material subsidiaries and contains restrictive covenants. The guarantees and covenants applicable to the credit facility are described in further detail in Note 8, “Long-Term Debt, Derivative Financial Instrument and Interest Rate Risk Management,” to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

Receivables-backed Credit Facility. We had a $500 million revolving trade receivables sales facility which expired on March 23, 2005. There were no amounts outstanding under this facility in 2005.

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

AdvancePCS Senior Notes. We repurchased the then remaining outstanding AdvancePCS 8.5% senior notes at 104.25% of face value on April 1, 2005.

Outlook

Liquidity and Capital Resources Overview. Currently, our liquidity needs arise primarily from: (i) commitments related to financing obtained through the issuance of long-term debt; (ii) working capital requirements and (iii) capital expenditures. Additionally, we have acquired businesses recently, may continue to acquire additional businesses in the future, and could fund any such acquisition using cash on hand and short-term investments, availability under our revolving credit facility, or a combination thereof. We believe that our cash on hand, short-term investments, cash flows from operations and amounts available under our revolving credit facility will be sufficient to meet our liquidity needs for the foreseeable future.

Stock Repurchase Program. We are authorized to repurchase up to $1.75 billion of our common stock on the open market under our previously announced repurchase program and subsequent amendments. Repurchases under the program will occur at times and in amounts that management deems appropriate, and we have repurchased approximately 35 million shares at an aggregate cost of approximately $1.3 billion under this program through February 28, 2006. Additional details for repurchases under our stock repurchase program appear at Part II—Item 5.

Derivative Financial Instrument. We plan to issue 10-year fixed rate debt in the second half of 2006 to replace our $450 million principal amount 7.375% senior notes, which mature in October 2006. In June 2005, we entered into a treasury lock agreement for the purpose of eliminating the variability in future interest payments on the planned issuance of 10-year fixed rate debt due to changes in the benchmark interest rate that may occur between the execution date of the agreement and the pricing date of the fixed rate debt. The treasury lock agreement is based on a 10-year U.S. Treasury Note with an aggregate principal balance of $450 million. We have designated the treasury lock agreement as a cash flow hedge, and have recorded the fair value of the agreement in “Prepaid expenses and other current assets” with a corresponding offset to “Accumulated other comprehensive income (loss)” on the accompanying consolidated balance sheet. The fair value of the agreement, which represents both the present value of future cash flows and the amount we would receive if the agreement were terminated, was approximately $9.8 million as of December 31, 2005. The critical terms of the hedging instrument and the hedged forecasted transaction are the same, and we had no ineffectiveness with regard to the agreement. The ultimate effective gain or loss on the agreement will be recognized over the term of the debt as a component of the total interest expense related to interest payments on the debt issuance.

Contractual Obligations and Commercial Commitments—Continuing Operations. We have various contractual obligations and/or commercial commitments arising from both our continuing and discontinued operations. These obligations and commitments are more fully described in this Annual Report on Form 10-K under various headings in MD&A as well as in the notes to our audited consolidated financial statements which appear beginning on page F-1. The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to our continuing operations at December 31, 2005 (in millions):

	Payments due under contractual obligations
	Total	2006	2007-2008	2009-2010	After 2010
Long-term debt—letters of credit (1)	$13.4	$—	$—	$13.4	$—
Long-term debt—senior notes (2)	450.0	450.0	—	—	—
Operating leases (3)	310.4	47.3	78.7	65.4	119.0

	$773.8	$497.3	$78.7	$78.8	$119.0

(1)	See “—Historical Liquidity and Capital Resources—Credit Facility” and financial statement Note 8, “Long-Term Debt, Derivative Financial Instrument and Interest Rate Risk Management.”

(2)	See “—Historical Liquidity and Capital Resources—Senior Notes” and financial statement Note 8, “Long-Term Debt, Derivative Financial Instrument and Interest Rate Risk Management.”

(3)	See financial statement Note 9, “Operating Leases.”

See “—Discontinued Operations, Including Off-Balance Sheet Guarantees” for information about contractual obligations and commercial commitments related to our discontinued operations.

Planned Capital Expenditures. We expect capital expenditures for 2006 to total approximately $150 million. This amount could vary significantly depending on the timing of projects and related expenditures.

Discontinued Operations, Including Off-Balance Sheet Guarantees. Future cash needed to fund the remaining liabilities of discontinued operations and estimated exit costs was estimated to be approximately $23 million, in aggregate, at December 31, 2005, consisting primarily of accruals for real estate leases and legal disputes.

We have various contractual obligations and commercial commitments arising from our discontinued operations. These primarily include obligations under various leases for commercial real estate. These leases had aggregate remaining rental payments, net of amounts to be paid to us under subleases, of approximately $4.9 million at December 31, 2005, due as follows: 2006—$1.5 million; 2007/2008—$1.6 million; 2009/20010—$1.3 million and after 2010—$0.5 million. Additionally, we are named as guarantor or obligor on additional discontinued operations real estate leases which we assigned to third-parties. The aggregate amount of these guarantees totaled approximately $42.1 million at December 31, 2005, and expire as follows: 2006—$9.8 million; 2007/2008—$13.4 million; 2009/2010—$10.0 million and after 2010—$8.9 million.

Deferred Income Taxes. We previously had significant federal income tax NOL carryforwards that were primarily generated from losses incurred in our discontinued PPM business. During the year ended December 31, 2005, we generated sufficient taxable income to utilize our remaining federal income tax NOL carryforward, except for a portion of the amount which was acquired through the AdvancePCS Acquisition. As previously described, the amounts of cash taxes we paid through December 31, 2005, have been significantly reduced by our utilization of NOLs. We expect the amount of cash taxes we pay in future periods to more closely approximate the provision for income taxes that we record in our statements of income than it has in previous periods.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued FAS 123R, a revision of Financial Accounting Standards No. 123, Share-Based Payment (“FAS 123”). FAS 123R requires companies to recognize the grant-date fair value of stock options as an expense in their financial statements, as opposed to the footnote-only pro forma disclosure requirements contained in FAS 123. Companies may continue the FAS 123 pro forma disclosures through the required effective date of adoption of FAS 123R. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to January 1, 2006, for most public companies, including us.

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

We expect the adoption of FAS 123R on January 1, 2006 to result in additional stock option expense of approximately $24 million during 2006 for the majority of our options outstanding at December 31, 2005, for which we currently record no expense. In addition, our ESPP, as currently structured, is expected to generate expense of approximately $3 million under FAS 123R, and the AdvancePCS replacement options will continue to be expensed over their remaining vesting periods and are expected to generate expense of approximately $6 million in 2006. We expect total expense under FAS 123R to be approximately $33 million in 2006, excluding income tax benefit and the impact of any 2006 stock option grants. Based on our prior stock option grant practices, we would expect to record approximately $17 million to $22 million of expense in 2006 for options granted in 2006. We do not expect the adoption of FAS 123R in 2006 to have a material effect on our financial position or cash flows (excluding the classification impact on the statement of cash flows discussed above).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our earnings and the fair value of our fixed-rate debt are subject to change as a result of movements in market interest rates. In addition, changes in interest rates affect the fair value and future cash flows associated with our treasury lock agreement, described below.

We plan to issue 10-year fixed rate debt in the second half of 2006 to replace our $450 million principal amount 7.375% senior notes, which mature in October 2006. In June 2005, we entered into a treasury lock agreement for the purpose of eliminating the variability in future interest payments on the planned issuance of 10-year fixed rate debt due to changes in the benchmark interest rate that may occur between the execution date of the agreement and the pricing date of the fixed rate debt. The treasury lock agreement is based on a 10-year U.S. Treasury Note with an interest rate of approximately 4.12% and an aggregate principal balance of $450 million. The fair value of the agreement, which represents both the present value of future cash flows and the amount we would receive if the agreement were terminated, was approximately $9.8 million as of December 31, 2005. A hypothetical decrease in interest rates of 10%, or approximately 44 basis points, from the rate at December 31, 2005, would result in a decrease in the fair value of the agreement of approximately $15 million as of December 31, 2005. The fair value of the agreement was approximately $14.2 million as of January 31, 2006.

Item 8. Financial Statements and Supplementary Data

Information with respect to this item is contained in our audited consolidated financial statements and financial statement schedules listed in the index on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of December 31, 2005, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been made known to them in a timely manner.

Management’s Annual Report on Internal Control Over Financial Reporting. We have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2005. This report appears on page F-3 of this Annual Report on Form 10-K and is hereby incorporated by reference herein.

Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Their report appears on page F-4 of this Annual Report on Form 10-K and is hereby incorporated by reference herein.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 1, 2006, the Board of Directors of Caremark Rx, Inc. (the “Company”) ratified, among other items, the following actions of the Compensation Committee (the “Compensation Committee”) of the Board of Directors:

(a) Amendment to Employment Agreement

The Compensation Committee authorized an amendment to the employment agreement of Rudy Mladenovic, Executive Vice President of Industry Relations. The amendment is expected to be signed during the second quarter of 2006. Pursuant to the amendment, Mr. Mladenovic’s base salary will be increased to $589,950 effective April 1, 2006, and he will be eligible to receive an annual performance bonus with a stated target of up to 100% of his base salary, at the discretion of the Company’s Chief Executive Officer, and subject to periodic review and adjustment. Mr. Mladenovic is expected to be a “named executive officer” for purposes of the Company’s proxy statement for its 2006 Annual Meeting of Stockholders. All of the other terms of Mr. Mladenovic’s employment agreement will remain the same.

(b) 2005 Management Incentive Plan

The Compensation Committee approved annual cash bonuses earned during 2005 for selected corporate management employees, including certain senior executives of the Company, under the Caremark Rx, Inc. 2005 Management Incentive Plan (the “2005 Program”). A copy of the 2005 Program previously was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 7, 2005, and is hereby incorporated by reference herein. The bonus awards under the 2005 Program were based on the Company’s achievement of certain financial goals related to earnings per share as well as the achievement of individual and departmental goals. These awards range from 10% to 75% of 2005 base salaries, unless otherwise specified in an executive employment agreement.

(c) Synergy-Achievement Bonus Plan

In 2004, the Compensation Committee determined that a supplemental cash incentive plan (the “Synergy Program”) was appropriate to reward certain executives for achievement of synergies, earnings per share targets and the successful integration of AdvancePCS and to provide a retention incentive for certain executives to remain with the Company throughout the integration process. A copy of the Synergy Program previously was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004, and is hereby incorporated by reference herein. Pursuant to the Synergy Program, the performance targets had to be satisfied by the end of 2005, and the supplemental bonus is scheduled to be paid, subject to certain terms and conditions, 50% in the first quarter of 2006 and the remainder in the first quarter of 2007. The incentive bonus amounts range from one to three times 2004 base salaries for the eligible executives. The Compensation Committee determined that the applicable performance targets had been met and approved payment of the incentive bonuses pursuant to the terms of the Synergy Program. Mr. Crawford is not a participant in the Synergy Program.

(d) 2006 Management Incentive Plan

The Compensation Committee approved the Caremark Rx, Inc. 2006 Management Incentive Plan (the “2006 Program”). Selected corporate management employees, including certain senior executives of the Company, participate in the 2006 Program as determined by the Compensation Committee.

Each participant in the 2006 Program (a “2006 Participant”) has been assigned a target annual cash bonus as a percentage of the 2006 Participant’s annual base salary, with the awards ranging from 10% to 75% of 2006 base salaries, unless otherwise specified in an executive employment agreement. 2006 Participants may earn their bonuses based on quantitative and qualitative factors as stated in the 2006 Program. The quantitative portion of the bonus will be determined by the Company’s achievement of certain financial goals based on established performance targets relating to earnings before interest and taxes, as adjusted for certain items. The qualitative portion of the bonus will be determined by the 2006 Participant’s achievement of individual and departmental goals. After the end of 2006, the 2006 Participant’s supervisor will make a recommendation of the 2006 Participant’s bonus amount based on the 2006 Participant’s achievement of goals. The bonus recommendation can then be reduced or increased at the discretion of the Company’s Chief Executive Officer.

Bonuses under the 2006 Program may be awarded with approval of the Compensation Committee, and bonus amounts paid to 2006 Participants may, with proper approval, exceed the target annual cash bonus amount. Any such bonuses are expected to be paid in cash during the first quarter of 2007. The foregoing description of the 2006 Program is qualified in its entirety by reference to the 2006 Program, a copy of which is filed herewith as Exhibit 10.58 and is hereby incorporated by reference herein.

(e) Directors’ Compensation

The Compensation Committee approved the terms of the compensation to be paid to each non-employee Director in respect of his/her service on the Board of Directors for 2006. A summary describing the elements of such compensation is filed herewith as Exhibit 10.59 and is hereby incorporated by reference herein.

(f) Other Compensation Information

The Company intends to provide additional information regarding the compensation awarded to the named executive officers in respect of and during the year ended December 31, 2005, in the Company’s proxy statement for its 2006 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission in April 2006.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the proxy statement for our 2006 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the proxy statement for our 2006 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the proxy statement for our 2006 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the proxy statement for our 2006 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the proxy statement for our 2006 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

1. Financial Statements. Our consolidated financial statements filed as a part of this Annual Report on Form 10-K are listed in the index appearing on page F-1 and are hereby incorporated by reference herein.

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

(b) Exhibits

Exhibit No.
2.1	—	Agreement and Plan of Merger, dated as of September 2, 2003, by and among Caremark Rx, Inc., Cougar Merger Corporation and AdvancePCS, filed as Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

3.1	—	Caremark Rx, Inc. Fourth Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and hereby incorporated by reference herein.

3.2	—	Caremark Rx, Inc. Seventh Amended and Restated Bylaws filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and hereby incorporated by reference herein.

4.1	—	Second Amended and Restated Rights Agreement, dated as of March 11, 2002, between Caremark Rx, Inc., and First Union National Bank, including exhibits thereto, filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 8, 2002, and hereby incorporated by reference herein.

4.2	—	Form of Common Stock Certificate of the Company.

4.3	—	Agreement Regarding Registration Rights between Caremark Rx, Inc., Joseph Littlejohn & Levy Fund III, L.P., and the other persons named on the signature pages thereof, dated as of September 2, 2003, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on September 4, 2003, and hereby incorporated by reference herein.

10.1	—	Consulting Agreement, dated as of August 7, 1996, by and among Caremark International, Inc., MedPartners, Inc. and C.A. Lance Piccolo, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-09767), filed with the Securities and Exchange Commission on August 8, 1996, and hereby incorporated by reference herein.

10.2	—	Employment Agreement, dated March 18, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

Exhibit No.
10.3	—	Amendment No. 1 to Employment Agreement, dated August 6, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.4	—	Amendment No. 2 to Employment Agreement, dated December 1, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.5	—	Amendment No. 3 to Employment Agreement, dated March 8, 2000, by and between the Company and E. Mac Crawford, filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.6	—	Amendment No. 4 to Employment Agreement, dated August 28, 2001, by and between the Company and E. Mac Crawford, filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.7	—	Amendment No. 5 to Employment Agreement, dated November 12, 2002, by and between the Company and E. Mac Crawford, filed as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.8	—	Employment Agreement, dated June 26, 2002, by and between the Company and A.D. Frazier, Jr., filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.9	—	Employment Agreement, dated July 1, 1998, by and between the Company and Edward L. Hardin, Jr., originally filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and refiled as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.10	—	Amendment No. 1 to Employment Agreement, dated March 8, 2000, by and between the Company and Edward L. Hardin, Jr., originally filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and refiled as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.11	—	Second Amendment to Employment Agreement, dated February 19, 2002, by and between the Company and Edward L. Hardin, Jr., filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference herein.

10.12	—	Amended and Restated Employment Agreement, dated December 3, 2001, by and between the Company and Howard A. McLure, filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

Exhibit No.
10.13	—	Employment Agreement, dated June 1, 2000, by and between the Company and Bradley S. Karro, originally filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.14	—	Employment Agreement, dated April 1, 2004, by and between Caremark Rx, Inc. and Rudy Mladenovic, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and hereby incorporated by reference herein.

10.15	—	First Amendment to Amended and Restated Employment Agreement, dated April 14, 2003, by and between the Company and Howard A. McLure, filed as Exhibit 10.2 to the Company’s Amended Current Report on Form 8-K/A on August 17, 2005, and hereby incorporated by reference herein.

10.16	—	Second Amendment to Amended and Restated Employment Agreement, effective June 21, 2005, by and between the Company and Howard A. McLure, filed as Exhibit 10.3 to the Company’s Amended Current Report on Form 8-K/A on August 17, 2005, and hereby incorporated by reference herein.

10.17	—	Amended and Restated Incentive Compensation Plan, originally filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.18	—	First Amendment to Amended and Restated Incentive Compensation Plan, dated November 15, 2000, originally filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.19	—	Second Amendment to Amended and Restated Incentive Compensation Plan, dated January 12, 2001, originally filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.20	—	Caremark Rx, Inc. Management Incentive Plan for Fiscal Year 2005, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2005, and hereby incorporated by reference herein.

10.21	—	Amended and Restated 1993 Stock Option Plan, originally filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.22	—	First Amendment to Amended and Restated 1993 Stock Option Plan, dated November 15, 2000, originally filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.23	—	Second Amendment to Amended and Restated 1993 Stock Option Plan, dated January 12, 2001, originally filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.24	—	Amended and Restated 1994 Stock Option Plan, originally filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.25	—	First Amendment to Amended and Restated 1994 Stock Option Plan, dated November 15, 2000, originally filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.26	—	Second Amendment to Amended and Restated 1994 Stock Option Plan, dated January 12, 2001, originally filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

Exhibit No.
10.27	—	Non-Employee Director Stock Option Plan, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-14163), filed with the Securities and Exchange Commission on October 15, 1996, and hereby incorporated by reference herein.

10.28	—	Amended and Restated 1995 Stock Option Plan, originally filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.29	—	First Amendment to Amended and Restated 1995 Stock Option Plan, dated November 15, 2000, originally filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.30	—	Second Amendment to Amended and Restated 1995 Stock Option Plan, dated January 12, 2001, originally filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.31	—	Amended and Restated 1997 Long Term Incentive Compensation Plan, originally filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.32	—	First Amendment to 1997 Long Term Incentive Compensation Plan, dated November 15, 2000, originally filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.33	—	Second Amendment to 1997 Long Term Incentive Compensation Plan, dated January 12, 2001, originally filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.34	—	Amended and Restated 1998 Employee Stock Option Plan, originally filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.35	—	First Amendment to Amended and Restated 1998 Employee Stock Option Plan, dated November 15, 2000, originally filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.36	—	Second Amendment to Amended and Restated 1998 Employee Stock Option Plan, dated January 12, 2001, originally filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.37	—	Amended and Restated 1998 New Employee Stock Option Plan, originally filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.38	—	First Amendment to Amended and Restated 1998 New Employee Stock Option Plan, dated November 15, 2000, originally filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.39	—	Second Amendment to Amended and Restated 1998 New Employee Stock Option Plan, dated January 12, 2001, originally filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

Exhibit No.
10.40	—	Pledge and Security Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee, originally filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.41	—	Trust Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee, originally filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled herewith pursuant to Item 10(d) of Regulation S-K.

10.42	—	Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and hereby incorporated by reference herein.

10.43	—	Amendment Number One to the Caremark Rx, Inc. Director Deferred Compensation Plan, filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and hereby incorporated by reference herein.

10.44	—	Caremark Rx, Inc. Deferred Compensation Plan, effective April 1, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2005, and hereby incorporated by reference herein.

10.45	—	Supplemental Executive Retirement Plan, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and hereby incorporated by reference herein.

10.46	—	Employee Stock Purchase Plan, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and hereby incorporated by reference herein.

10.47	—	Amendment One to the Employee Stock Purchase Plan, filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and hereby incorporated by reference herein.

10.48	—	Amendment Two to the Employee Stock Purchase Plan, filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and hereby incorporated by reference herein.

10.49	—	Voting Agreement, dated as of September 2, 2003, among Caremark Rx, Inc. and Joseph Littlejohn & Levy Fund III, L.P., in its capacity as a stockholder of AdvancePCS, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 4, 2003 and hereby incorporated by reference herein.

10.50	—	Amended and Restated Credit Agreement, dated as of March 24, 2004, among the Company, the Initial Lenders, Bank of America, N.A., Wachovia Bank, National Association and UBS Securities LLC, and JPMorgan Chase Bank, Banc of America Securities LLC and Wachovia Capital Markets, LLC d/b/a/ Wachovia Securities, acting in the capacities listed therein, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on April 8, 2004, and hereby incorporated by reference herein.

10.51	—	Receivables Sale Agreement, dated as of March 24, 2004, among Caremark Inc., AdvancePCS Health, L.P. and Caremark Receivables LLC in the capacities listed therein, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on April 8, 2004, and hereby incorporated by reference herein.

10.52	—	Fourth Supplemental Indenture, dated March 24, 2004, by and among AdvancePCS, AdvancePCS Health Systems, L.L.C., AdvancePCS SpecialtyRx, L.L.C., Dresing-Lierman, Inc., and Theracom, Inc., Consumer Health Interactive Inc., AdvancePCS Puerto Rico, Inc.,

Exhibit No.
AFC Receivables Holding Corporation, Accordant Health Services, Inc., and Accordant Integrated Services, Inc., and The Bank of New York Trust Company, N.A., acting in the capacities listed therein, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on April 8, 2004, and hereby incorporated by reference herein.

10.53	—	Survivor Benefit Agreement between the Company and E. Mac Crawford, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004, and hereby incorporated by reference herein.

10.54	—	Caremark Rx, Inc. Synergy—Achievement Supplemental Bonus Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004, and hereby incorporated by reference herein.

10.55	—	Caremark Rx, Inc. 2004 Incentive Stock Plan, filed as Annex L to Amendment No. 4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on February 13, 2004, and hereby incorporated by reference herein.

10.56	—	Amendment No. 1 to Credit Agreement, dated November 30, 2004, among the Company, the lenders party thereto, and Bank of America, N.A., acting in the capacities listed therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 9, 2004, and hereby incorporated by reference herein.

10.57	—	Employment Agreement, effective June 1, 2005, by and between Caremark Rx, Inc. and William R. Spalding.

10.58	—	Caremark Rx, Inc. Management Incentive Plan for Fiscal Year 2006

10.59	—	Description of Compensation Payable to Non-employee Directors

21	—	Subsidiaries of the Company

23.1	—	Consent of KPMG LLP

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREMARK RX, INC.

By:	/s/ PETER J. CLEMENS IV
Peter J. Clemens IV Executive Vice President and Chief Financial Officer

Date: March 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. MAC CRAWFORD E. Mac Crawford	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2006

/s/ HOWARD A. MCLURE Howard A. McLure	Senior Executive Vice President and Chief Operating Officer	March 2, 2006

/s/ PETER J. CLEMENS IV Peter J. Clemens IV	Executive Vice President and Chief Financial Officer	March 2, 2006

/s/ EDWARD L. HARDIN, JR. Edward L. Hardin, Jr.	Executive Vice President, General Counsel and Director	March 2, 2006

/s/ MARK S. WEEKS Mark S. Weeks	Senior Vice President and Controller (Principal Accounting Officer)	March 2, 2006

/s/ EDWIN M. BANKS Edwin M. Banks	Director	March 2, 2006

/s/ C. DAVID BROWN II C. David Brown II	Director	March 2, 2006

/s/ COLLEEN CONWAY-WELCH Colleen Conway-Welch	Director	March 2, 2006

/s/ HARRIS DIAMOND Harris Diamond	Director	March 2, 2006

/s/ KRISTEN E. GIBNEY WILLIAMS Kristen E. Gibney Williams	Director	March 2, 2006

/s/ ROGER L. HEADRICK Roger L. Headrick	Director	March 2, 2006

/s/ TED H. MCCOURTNEY Ted H. McCourtney	Director	March 2, 2006

/s/ JEAN-PIERRE MILLON Jean-Pierre Millon	Director	March 2, 2006

/s/ C. A. LANCE PICCOLO C. A. Lance Piccolo	Director	March 2, 2006

/s/ MICHAEL C. WARE Michael C. Ware	Director	March 2, 2006

CAREMARK RX, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

The following audited consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Items 8 and 15(a)(1):

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-2

Management’s Report on Internal Control Over Financial Reporting	F-3

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-4

Consolidated balance sheets as of December 31, 2005 and 2004	F-5

Consolidated statements of income for each of the years in the three year period ended December 31, 2005	F-6

Consolidated statements of changes in stockholders’ equity and comprehensive income for each of the years in the three year period ended December 31, 2005	F-7

Consolidated statements of cash flows for each of the years in the three year period ended December 31, 2005	F-8

Notes to consolidated financial statements	F-9

The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 15(a)(2):

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	S-1
Schedule II—Valuation and qualifying accounts	S-2

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders

Caremark Rx, Inc.:

We have audited the accompanying consolidated balance sheets of Caremark Rx, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caremark Rx, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Nashville, Tennessee

February 20, 2006

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

Based on Caremark Rx’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2005. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report, which is included herein, on management’s assessment of Caremark Rx’s internal control over financial reporting.

CAREMARK RX, INC.

Nashville, Tennessee

February 20, 2006

/s/ E. MAC CRAWFORD	/s/ PETER J. CLEMENS IV
E. Mac Crawford Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	Peter J. Clemens IV Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Caremark Rx, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Caremark Rx, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Caremark Rx, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Caremark Rx, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Caremark Rx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Caremark Rx, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 20, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Nashville, Tennessee

February 20, 2006

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,268,883	$1,078,803
Short-term investments	666,040	223,610
Short-term investments—restricted	27,500	—
Accounts receivable, less allowance for doubtful accounts of $50,604 in 2005 and $51,473 in 2004	2,074,586	1,977,557
Inventories	449,199	436,754
Deferred tax asset, net	112,586	402,698
Income taxes receivable	—	64,654
Prepaid expenses and other current assets	46,303	35,550

Total current assets	4,645,097	4,219,626
Property and equipment, net	314,959	285,214
Goodwill, net	7,131,050	6,982,551
Other intangible assets, net	731,300	782,312
Other assets	28,442	40,031

Total assets	$12,850,848	$12,309,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$849,358	$678,083
Claims and discounts payable	2,438,813	2,644,426
Other accrued expenses and liabilities	343,158	293,017
Income taxes payable	17,137	—
Current portion of long-term debt	63,400	148,610

Total current liabilities	3,711,866	3,764,136
Long-term debt, net of current portion	386,600	450,000
Deferred tax liability	245,389	220,141
Other long-term liabilities	326,427	335,740

Total liabilities	4,670,282	4,770,017

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; 700,000 shares authorized; issued and outstanding—481,066 shares in 2005 and 474,578 shares in 2004	481	475
Additional paid-in capital	8,726,624	8,564,031
Unearned stock-based compensation	(7,132)	(21,783)
Treasury stock—29,327 shares in 2005 and 18,158 shares in 2004	(986,641)	(510,978)
Shares held in trust—5,807 in 2005 and 6,045 in 2004	(93,616)	(97,452)
Retained earnings (accumulated deficit)	551,447	(380,924)
Accumulated other comprehensive income (loss), net	(10,597)	(13,652)

Total stockholders’ equity	8,180,566	7,539,717

Total liabilities and stockholders’ equity	$12,850,848	$12,309,734

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net revenue (1)	$32,991,251	$25,801,121	$9,067,291

Cost of revenues (1)	30,888,945	24,192,434	8,299,190
Selling, general and administrative expenses	463,558	411,005	192,328
Depreciation	100,112	86,530	45,015
Amortization of intangible assets	47,258	37,288	47
Stock option expense	10,478	19,985	—
Integration and other related expenses	11,076	25,184	3,439
Interest (income) expense, net	(2,953)	31,039	42,541
Non-operating gain, net	(25,688)	—	—

	31,492,786	24,803,465	8,582,560

Income before provision for income taxes	1,498,465	997,656	484,731
Provision for income taxes	566,094	397,347	193,893

Net income	$932,371	$600,309	$290,838

Average number of common shares outstanding—basic	446,865	411,175	257,925

Average number of common shares outstanding—diluted	455,737	420,296	264,781

Earnings per common share—basic	$2.09	$1.46	$1.13

Earnings per common share—diluted	$2.05	$1.43	$1.10

(1)	Includes $5,535,708; $4,575,624 and $1,244,222 of Retail Copayments for the years ended December 31, 2005, 2004 and 2003, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Common stock:
Balance—beginning of year	$475	$269	$263
Issuances from exercises of stock options and warrants	6	15	6
Common stock issued for AdvancePCS acquisition	—	191	—

Balance—end of year	481	475	269

Additional paid-in capital:
Balance—beginning of year	8,564,031	1,762,477	1,665,155
Exercise of employee stock options	78,679	126,420	76,392
Income tax benefit from exercises of employee stock options	82,295	117,679	22,332
Shares held in trust issued under employee stock purchase plan	4,749	2,110	154
Expense from performance-based restricted stock grant	371	1,183	—
Common stock issued for AdvancePCS acquisition, net of issuance costs	—	6,225,002	—
Fair value of replacement stock options and warrants issued for AdvancePCS Acquisition	—	336,817	—
Cancellation of unvested replacement stock options	(4,173)	(8,139)	—
Other	672	482	(1,556)

Balance—end of year	8,726,624	8,564,031	1,762,477

Unearned stock-based compensation:
Balance—beginning of year	(21,783)	—	—
Intrinsic value of unvested stock options issued for AdvancePCS Acquisition	—	(49,907)	—
Stock option expense	10,478	19,985	—
Cancellation of unvested replacement stock options	4,173	8,139	—

Balance—end of year	(7,132)	(21,783)	—

Treasury stock:
Balance—beginning of year	(510,978)	(28,782)	(22,671)
Purchases of treasury stock	(475,663)	(482,196)	(6,111)

Balance—end of year	(986,641)	(510,978)	(28,782)

Shares held in trust:
Balance—beginning of year	(97,452)	(101,103)	(102,948)
Stock issued under employee stock purchase plan	3,836	3,651	1,845

Balance—end of year	(93,616)	(97,452)	(101,103)

Retained earnings (accumulated deficit):
Accumulated deficit—beginning of year	(380,924)	(981,233)	(1,272,071)
Net income	932,371	600,309	290,838

Retained earnings (accumulated deficit)—end of year	551,447	(380,924)	(981,233)

Accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss)—beginning of year	(13,652)	(10,990)	(10,035)
Other comprehensive income (loss):
Minimum pension liability accrual, net of income tax benefit of $1,816 in 2005, $1,702 in 2004 and $636 in 2003	(2,841)	(2,662)	(955)
Change in fair value of treasury lock, net of income tax provision of $3,830 in 2005	5,991	—	—
Foreign currency translation adjustment, net of income tax benefit of $61 in 2005	(95)	—	—

Total other comprehensive income (loss)	3,055	(2,662)	(955)

Accumulated other comprehensive income (loss)—end of year	(10,597)	(13,652)	(10,990)

Total stockholders’ equity	$8,180,566	$7,539,717	$640,638

Comprehensive income:
Net income	$932,371	$600,309	$290,838
Other comprehensive income (loss)	3,055	(2,662)	(955)

Comprehensive income	$935,426	$597,647	$289,883

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$932,371	$600,309	$290,838
Adjustments to reconcile net income to net cash provided by continuing operations:
Deferred income taxes	392,746	230,246	152,282
Depreciation and amortization	147,370	123,818	45,062
Provision for doubtful accounts	26,892	23,675	8,909
Stock option expense	10,478	19,985	—
Non-cash interest expense	2,267	3,139	3,607
Write-off of deferred financing costs	686	2,206	—
Performance-based restricted stock expense	371	1,183	—
Other non-cash expenses, net	1,848	489	1,215
Non-operating gain, net	(25,688)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions and/or disposals of businesses:
Accounts receivable	(157,564)	260,108	(171,570)
Inventories	(12,445)	(29,533)	(4,527)
Accounts payable	171,275	158,026	85,484
Claims and discounts payable	(211,601)	23,829	136,502
Income tax accounts	156,650	178,595	26,743
Other accrued expenses and liabilities	(112,434)	(7,717)	4,293
Other operating assets and liabilities	(17,387)	14,385	(2,946)

Net cash provided by continuing operations	1,305,835	1,602,743	575,892
Cash flows from investing activities:
Purchase of short-term investments	(965,389)	(228,587)	—
Sale of short-term investments	495,459	4,977	—
Acquisitions of and investments in businesses, net of cash acquired	(8,011)	(392,593)	(8,610)
Capital expenditures, net	(138,154)	(80,500)	(63,243)
Proceeds from sale of property and equipment	2,113	6,112	—
Proceeds from sale of investment in business	43,166	10,382	—
Other	(206)	—	—

Net cash used in investing activities	(571,022)	(680,209)	(71,853)
Cash flows from financing activities:
Net repayments under credit facilities	(147,000)	(98,625)	(2,500)
Repurchase of AdvancePCS senior notes	(1,678)	(206,810)	—
Proceeds from stock issued under equity-based compensation plans and retirement of warrant	87,270	145,119	75,626
Purchase of treasury stock	(475,663)	(482,196)	(6,111)
Securities issuance costs	—	(2,527)	—
Deferred financing costs	—	(3,852)	(100)

Net cash (used in) provided by financing activities	(537,071)	(648,891)	66,915
Cash used in discontinued operations—operating activities	(7,662)	(10,168)	(62,430)

Net increase in cash and cash equivalents	190,080	263,475	508,524
Cash and cash equivalents—beginning of year	1,078,803	815,328	306,804

Cash and cash equivalents—end of year	$1,268,883	$1,078,803	$815,328

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1. Business and Basis of Presentation

Caremark Rx, Inc., a Delaware corporation (the “Company”), is one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $33 billion for 2005. The Company’s operations are conducted primarily through Caremark Inc. (“Caremark”), a wholly-owned, indirect subsidiary of Caremark Rx, and CaremarkPCS (f/k/a AdvancePCS) (“CaremarkPCS” or “AdvancePCS”), a wholly-owned, direct subsidiary of Caremark Rx. Caremark Rx acquired AdvancePCS on March 24, 2004 (the “AdvancePCS Acquisition”), as further described at Note 3, “Acquisition of AdvancePCS and Integration Plan,” below. The Company’s customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States. One customer, the Federal Employees Health Benefit Plan, accounted for approximately 16% of the Company’s net revenue.

The Company’s pharmaceutical services are generally referred to as pharmacy benefit management, or “PBM,” services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. The Company dispenses prescription drugs to participants in its customers’ benefit plans through its seven large, automated mail service pharmacies and its 21 smaller regional mail service pharmacies. The Company also maintains a nationwide network composed of more than 60,000 independent retail pharmacies with which it has contracted to purchase pharmaceuticals for immediate delivery to its customers’ participants.

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

Short-term Investments. The Company’s short-term investments consist of commercial paper and other debt instruments with initial maturities greater than three months when purchased and therefore not considered to be cash equivalents. These investments, which are classified as available-for-sale, were purchased as part of the Company’s cash management strategy and are carried at historical cost, which approximated fair value at December 31, 2005.

Inventories. Inventories, which are primarily finished goods, consist primarily of prescription drugs, medical equipment and supplies and are stated at the lower of cost (weighted average cost method) or market. In 2005, the Company completed significant consolidation of its inventory systems and changed its costing method from first-in, first-out to weighted average cost. Because of the high rate of inventory turnover applicable to the Company’s inventoried products, this change resulted in no material impact to the Company’s inventory values or cost of goods sold.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Long-Lived Assets. Goodwill generated in business combinations is not amortized, but is tested for impairment. An impairment loss is recognized if the carrying amount of goodwill exceeds its implied fair value. Impairment of goodwill is evaluated annually, or whenever events or changes in circumstances indicate that the carrying amount should be assessed.

The Company continually evaluates whether events and circumstances have occurred that indicate that its long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets’ fair values. None of the Company’s assets were impaired during 2005, 2004 or 2003.

Revenue Recognition. The Company generates its net revenue primarily from dispensing prescription drugs and performing related services. The Company dispenses prescription drugs both directly, through its mail service pharmacies, and indirectly, through its network of third-party retail pharmacies. The Company recognizes revenues from prescription drugs dispensed by its mail service pharmacies, and under retail network contracts where it is the principal, on a gross basis at the prescription prices (ingredient cost plus dispensing fee) negotiated with the Company’s customers. Net revenue includes: (i) the portion of this amount that the customer pays directly to the Company, net of any volume-related or other sales discounts paid back to the customer, as discussed further below at “Drug Discounts,” (ii) the portion of this amount paid to either the Company (“Mail Copayments”) or a third-party pharmacy in its retail network (“Retail Copayments”) by individual participants in customers’ benefit plans and (iii) administrative fees for retail network contracts where it is not the principal obligor as discussed further below. The Company’s net revenue for the years ended December 31, 2005, 2004 and 2003 includes Retail Copayments of approximately $5.5 billion, $4.6 billion and $1.2 billion, respectively, which were made directly by customers to the pharmacies in our independent retail network.

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

The Company has determined that it is a principal in the majority of its retail network transactions under the indicators set forth in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), due to its: (i) being the primary obligor in the arrangement; (ii) having latitude in establishing price; (iii) changing the product or performing part of the service; (iv) having discretion in supplier selection; (v) involvement in the determination of product or service specifications and (vi) having credit risk. The Company’s obligations under its customer contracts for which revenues are reported using the gross method are separate from its responsibilities to pharmacies under its retail network contracts; therefore, the Company is liable to pay the retail pharmacies in its networks for products dispensed, regardless of whether it is paid by its customers. The Company’s responsibilities under such customer contracts include, among others, validating eligibility and coverage levels, communicating the prescription price and the copayment due to the retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the physician

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

prior to dispensing, suggesting clinically appropriate generic alternatives where applicable, and approving the prescription for dispensing. Although the Company does not have credit risk with respect to Retail Copayments, management believes that all of the other indicators of gross treatment are present. The Company records retail revenues from certain customers who directly contract with their own retail pharmacy networks using the net method.

The Company also generates revenue from the provision of certain services. These services accounted for less than 1% of total net revenue in all periods presented and include primarily the following services, along with their accompanying revenue recognition policies:

•	Disease Management. This source of revenue relates to providing education and monitoring programs to participants for certain chronic diseases. Revenue is recognized on a per capita basis (i.e., per participant per month) as services are performed and collection is reasonably assured.

•	Data Access. This source of revenue results from the sale of de-identified pharmaceutical claim data. Revenue is recognized when contractual obligations have been performed and collection is reasonably assured.

•	Other. We generate revenues from the provision of other services, including certain formulary management services, clinical services and other items ancillary to our business. Revenues from these services are recognized when the earnings process is complete and collection is reasonably assured.

Cost of Revenues. The Company’s cost of revenues includes the cost of pharmaceuticals dispensed, either directly through the Company’s mail service pharmacies or indirectly through its network of third-party retail pharmacies, and the operating costs of the Company’s mail service pharmacies, customer service operations and related information technology support, excluding depreciation. The cost of pharmaceuticals dispensed component of cost of revenues totaled approximately $30.0 billion, $23.5 billion and $8.0 billion in 2005, 2004 and 2003, respectively, and consists of the following principal components: (i) the cost of products purchased from manufacturers or distributors and shipped to participants in customers’ benefit plans from the Company’s mail service pharmacies, net of any associated volume-related or other purchase discounts, as discussed further below at “Drug Discounts,” and (ii) the cost of products distributed (including Retail Copayments) through the Company’s third-party retail network under contracts where it is the principal, net of any associated volume related or other purchase discounts.

Drug Discounts. The Company deducts from its revenues any discounts paid to its customers as required by Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”). The discounts that the Company pays to its customers are determined in accordance with customer contracts and are customarily based on either fixed discount amounts per prescription for products dispensed or a percentage of amounts of manufacturer discounts received for specific products dispensed. Any related liability for discounts due to customers is included in the total for “Claims and discounts payable.”

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

The Company earns purchase discounts at various points in its business cycle (product purchase, vendor payment or at the time of dispensing) for products it dispenses from both its mail service pharmacies and the pharmacies in its third-party retail networks. Purchase discounts that the Company earns are recorded as a reduction of “Cost of revenues” as required by Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”). In addition, the Company receives fees from pharmaceutical manufacturers for administrative services, which include the aggregated billing of rebates and centralized contracting. These administrative fees are also recorded as a reduction of “Cost of revenues” as required by EITF 02-16.

Stock Options. The Company accounts for options to purchase its common stock under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). When the Company adopted FAS 123, it elected to continue using the intrinsic value method of expense recognition contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, instead of the fair value method found in FAS 123, to account for employee stock options granted under its stock-based compensation plans. FAS 123 was revised in December 2004 as described further below under the caption, Recent Accounting Pronouncement.

The intrinsic value method requires the Company to recognize compensation expense based on the difference in the market price and the exercise price of options at their grant date. The exercise price of option grants under the Company’s stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no compensation expense, other than compensation expense for the replacement stock options issued in connection with the AdvancePCS Acquisition, has been recognized in the accompanying audited consolidated financial statements in 2005 and 2004. The Company recognized approximately $10.5 million and $20.0 million of stock option expense in the years ended December 31, 2005 and 2004, respectively, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange for their AdvancePCS options upon completion of the Company’s acquisition of AdvancePCS. The total intrinsic value of these unvested options at the acquisition date was approximately $49.9 million, and the Company is expensing the intrinsic value of these options over their vesting periods using the optional pro rata method described in FASB Interpretation No. 28. The actual amount to be expensed will be reduced for any options that are canceled prior to vesting, and approximately $12.3 million of the $49.9 million originally allocated to unearned stock-based compensation had been forfeited as of December 31, 2005, due to cancellation of the underlying stock options.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

FAS 123 requires companies that elected to continue applying the intrinsic value method to disclose pro forma information regarding net income and earnings per share as if the Company had recognized compensation expense for employee stock option grants using the fair value method described therein. The pro forma impact of applying this provision, using the Black-Scholes model (multiple-option method) to compute the fair value of stock option grants, on the Company’s net income and net income per common share is as follows (dollars in millions, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
As reported:
Net income to common stockholders	$932.4	$600.3	$290.8

Stock-based employee compensation cost (1)	$8.5	$19.0	$0.3

Net income per common share—basic	$2.09	$1.46	$1.13

Net income per common share—diluted	$2.05	$1.43	$1.10

Pro forma:
Net income to common stockholders	$912.0	$588.6	$284.8

Stock-based employee compensation cost (2)	$28.9	$30.7	$6.3

Net income per common share—basic	$2.04	$1.43	$1.10

Net income per common share—diluted	$2.00	$1.40	$1.07

Black-Scholes assumptions (3) (weighted average):
Risk-free interest rate	3.81%	2.41%	2.01%
Expected volatility	28%	37%	45%
Expected option lives (years)	4.0	3.1	3.1

(1)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) included in the determination of net income during the period.

(2)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income if the fair value based method had been applied to all awards vesting during the period, including the unvested replacement stock options issued to AdvancePCS optionees.

(3)	Represents Black-Scholes inputs used to value options granted during the period. The amounts reflected above were influenced by: (i) the inputs used to value the unvested component of the replacement stock options issued to AdvancePCS optionees in connection with the AdvancePCS Acquisition and (ii) a change in the Company’s stock option plans whereby all preexisting plans, under which options became fully vested two years from the grant date, were consolidated into the Company’s 2004 Stock Incentive Plan that was approved by the Company’s stockholders in March 2004. Options granted under the 2004 Stock Incentive Plan become fully vested five years from the date of grant.

See Note 10, “Stockholders’ Equity,” for additional information concerning the Company’s stock option plans.

Recent Accounting Pronouncement. In December 2004, the Financial Accounting Standards Board issued Financial Accounting Standards No. 123 (R) (As Amended), Share-Based Payment (“FAS 123R”), a revision of

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

FAS 123. FAS 123R requires companies to recognize the grant-date fair value of stock options as an expense in their financial statements, as opposed to the footnote only pro forma disclosure requirements contained in FAS 123. Companies may continue the FAS 123 pro-forma disclosures through the required effective date of adoption of FAS 123R. In April 2005, the Securities and Exchange Commission delayed the effective date of FAS 123R to January 1, 2006, for most public companies, including the Company.

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

Additionally, FAS 123R changes the accounting for many equity instruments other than stock options that may be issued to employees under the Company’s various benefit plans. A portion of future transactions under the Company’s employee stock purchase plan (“ESPP”), as currently structured, will result in compensation expense after adoption of FAS 123R, and instruments such as the restricted stock or stock units which may be issued under the Company’s 2004 Stock Incentive Plan will be impacted as well. FAS 123R also changes the statement of cash flows classification of tax benefits received for the amount of income tax deductions taken for option exercises in excess of amounts expensed thereunder. These amounts are currently classified in cash flows from operating activities; however, they will be classified as cash flows from financing activities upon adoption of FAS 123R. The payroll taxes paid by the Company related to stock option exercises will remain classified as cash flows from operating activities.

The Company expects the adoption of FAS 123R as of January 1, 2006 to result in additional stock option expense of approximately $24 million during 2006 for the majority of its options outstanding at December 31, 2005, for which it currently records no expense. In addition, the Company’s ESPP, as currently structured, is expected to generate expense of approximately $3 million under FAS 123R, and the AdvancePCS replacement options will continue to be expensed over their remaining vesting periods and are expected to generate expense of approximately $6 million in 2006. The Company expects total expense under FAS 123R to be approximately $33 million in 2006, excluding income tax benefit and the impact of any 2006 stock option grants. The Company does not expect the adoption of FAS 123R in 2006 to have a material effect on its financial position or cash flows (excluding the classification impact on the statement of cash flows discussed above).

3. Acquisition of Advance PCS and Integration Plan

Acquisition of AdvancePCS. On March 24, 2004, Caremark Rx acquired all of the outstanding capital stock of AdvancePCS, which, like the Company, is a pharmaceutical services company. AdvancePCS had historically focused on a different customer market segment (primarily managed care organizations) than Caremark (primarily employers). The Company’s management believes that Caremark Rx and AdvancePCS are complementary companies and that their combination results in an organization with the increased scale, enhanced financial capacity and diversified customer portfolio necessary to increase stockholder value, enhance customer care and increase cost efficiencies.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The results of operations of AdvancePCS beginning March 24, 2004, are included in the accompanying consolidated statements of income. The pro forma results of operations of the Company and AdvancePCS, prepared as if the AdvancePCS Acquisition had occurred at the beginning of each period, were as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net revenue	$32,991,251	$30,410,924	$28,098,963

Net income	$939,072	$650,652	$471,752

Earnings per share—basic	$2.10	$1.43	$1.05

Earnings per share—diluted	$2.06	$1.40	$1.03

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the AdvancePCS Acquisition had been completed at the beginning of each period. In addition, the pro forma financial information above does not attempt to project the Company’s future results of operations.

The pro forma revenue amounts presented above include approximately $5.5 billion, $5.6 billion and $5.4 billion of retail copayments for the years ended December 31, 2005, 2004 and 2003, respectively. The pro forma net income amounts exclude integration and other related expenses incurred in connection with the AdvancePCS Acquisition (net of benefit from income taxes) of approximately $6.7 million, $15.2 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the 2004 and 2003 pro forma financial information reflects the following pro forma adjustments and assumptions:

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

(c) Total stock option expense of approximately $28 million was included to reflect the accounting treatment of unvested replacement stock options issued to AdvancePCS optionees as discussed in Note 2, “Summary of Significant Accounting Policies—Stock Options.”

(d) Approximately $16 million of annual interest expense was eliminated from AdvancePCS’s standalone results for periods prior to the AdvancePCS Acquisition to reflect the repurchase of the AdvancePCS 8 1/2% senior notes due 2008 described further below in Note 8, “Long-Term Debt, Derivative Financial Instrument and Interest Rate Risk Management.”

(e) Incremental shares of common stock were added to the Company’s basic and diluted shares outstanding, respectively, in both periods to reflect the issuance of the Company’s common stock as 90% of the acquisition consideration and the additional common stock equivalents resulting from issuance of the replacement stock options described in Note 2, “Summary of Significant Accounting Policies—Stock Options.”

In March 2005, the Company completed its allocation of the AdvancePCS purchase price to the assets acquired and liabilities assumed from AdvancePCS, with the exception of adjustments that may be made related

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

to income tax assets and liabilities discussed below, based on their estimated fair values at the acquisition date. The finalization of the AdvancePCS purchase price allocation, with the exception of additional adjustments related to income tax assets and liabilities discussed below, resulted in a $140.7 million net increase to goodwill from amounts recorded at December 31, 2004, related to revised estimates for a number of items, including legal matters. In addition, goodwill was increased by $7.8 million subsequent to March 31, 2005 and during the year ended December 31, 2005 as a result of adjustments related to income tax assets and liabilities acquired from AdvancePCS. It is possible that additional adjustments related to income tax-related assets and liabilities acquired from AdvancePCS may be made in future periods as open tax periods are finalized with the applicable taxing authorities. Such adjustments, if any, are not expected to be material to the Company’s financial position, results of operations or cash flows.

The following table summarizes the Company’s estimates of the fair values of assets acquired and liabilities assumed in the AdvancePCS Acquisition (in thousands):

As of March 23, 2004
Current assets	$2,365,213
Property and equipment	140,868
Goodwill	7,081,879
Identifiable intangible assets	810,281
Other assets	10,493

Total assets acquired	10,408,734

Current liabilities	2,578,358
Long-term debt	208,488
Deferred income taxes	249,726
Other liabilities	92,448

Total liabilities assumed	3,129,020

Net assets acquired	$7,279,714

The amount of goodwill acquired in the AdvancePCS Acquisition that is deductible for tax purposes is not material.

Integration Plan. The Company has completed the major activities under its integration plan for AdvancePCS with respect to workforce rationalization and continues to complete the process of integrating its systems with those of AdvancePCS.

“Integration and other related expenses” for the year ended December 31, 2005 consists primarily of $7.8 million of involuntary termination/employee retention and related benefits. The balance of the costs incurred in 2005 were for other integration related expenses. “Integration and other related expenses” for the year ended December 31, 2004, consists primarily of: (1) $3.9 million for involuntary termination benefits payable to existing employees of AdvancePCS; (2) a writeoff of approximately $2.2 million of deferred loan costs for indebtedness retired in conjunction with the closing of the AdvancePCS Acquisition; (3) approximately $8 million of integration planning activities related to the AdvancePCS Acquisition and (4) approximately $6 million related to retention benefit obligations under the AdvancePCS Retention Plan. The balance of the costs incurred in 2004 relate primarily to payments to outside service vendors used for various integration-related projects. Remaining accrued liabilities for involuntary termination benefits incurred in connection with the integration plan were not material as of December 31, 2005 and 2004.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

4. Supplemental Cash Flow Information

Supplemental information with respect to the Company’s cash flows for the three years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Cash paid during the period for:
Interest payments (receipts), net	$(1,754)	$38,091	$38,944

Income tax payments (refunds), net	$30,649	$(19,490)	$14,863

Non-cash investing and financing activities:
AdvancePCS Acquisition
Fair value of non-cash net assets acquired	$—	$6,915,513	$—

Issuance of approximately 191 million shares of common stock	$—	$6,227,720	$—
Issuance of replacement stock options for the purchase of approximately 14 million shares of common stock, net of approximately $49.9 million allocated to unearned stock-based compensation	—	271,909	—
Issuance of replacement warrants for the purchase of approximately 902,000 shares of common stock	—	15,000	—

Fair value of non-cash consideration	$—	$6,514,629	$—

The cash tax payments/refunds presented in the table above include the effects of utilization of the Company’s tax net operating loss carryforwards. See Note 11, “Income Taxes,” for further information concerning cash payments of income taxes.

5. Short-term Investments—Restricted

In connection with the Company’s filing an application with the Centers for Medicare and Medicaid Services (“CMS”) to participate as a prescription drug plan sponsor under Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), Caremark Rx has formed a wholly-owned, indirect subsidiary named SilverScript Insurance Company. SilverScript Insurance Company will be the Company’s prescription drug plan and, pursuant to the MMA, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

SilverScript Insurance Company has applied to the Tennessee Department of Commerce and Insurance for licensure as a domestic insurance company under the applicable laws and regulations of the State of Tennessee and has filed expansion applications for licensure as an insurance company in other jurisdictions where it may seek to do business. The Tennessee domestic insurance licensure application and expansion insurance licensure applications were pending as of the date of this filing.

At December 31, 2005, the Company has classified $27.5 million of short-term investments held by SilverScript Insurance Company as restricted assets to reflect net worth requirements specified by CMS in conjunction with the prescription drug plan licensure process. Upon SilverScript Insurance Company’s becoming a licensed insurance company, these net worth requirements will be supplanted by the capital and reserve requirements of the various insurance regulatory agencies.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

6. Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the shorter of the estimated useful life of each asset or the term of any underlying lease. Estimated useful lives generally range from 5 to 30 years for buildings, up to 15 years for leasehold improvements and 3 to 11 years for equipment and computer software. The Company capitalizes the cost of internal-use software that has a useful life in excess of one year in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Property and equipment consisted of the following at December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004
Land	$2,533	$2,163
Buildings and leasehold improvements	105,249	95,618
Equipment and computer software	510,406	420,163
In-process construction and software development	40,336	13,792

	658,524	531,736
Less accumulated depreciation	(343,565)	(246,522)

	$314,959	$285,214

7. Goodwill and Other Intangible Assets

Goodwill consists primarily of amounts attributable to the acquisition of AdvancePCS discussed in Note 3, “Acquisition of AdvancePCS and Integration Plan.”

Other intangible assets consisted of the following at December 31, 2005 and 2004 (in thousands):

	December 31, 2005		December 31, 2004
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Indefinitely-lived identifiable intangible assets acquired in business combinations (not subject to amortization)	$2,043		$2,043

Amortizable identifiable intangible assets acquired in business combinations:
Customer relationships	799,000	(74,890)	799,000	(32,616)
Non-compete agreements	10,281	(9,300)	10,281	(4,517)
Technology	1,000	(354)	1,000	(154)

	810,281	(84,544)	810,281	(37,287)

Other amortizable identifiable intangible assets:
Deferred financing costs	18,983	(16,201)	19,817	(14,081)
Unrecognized prior service cost for defined benefit plan	738	—	1,539	—

	19,721	(16,201)	21,356	(14,081)

	$832,045	$(100,745)	$833,680	$(51,368)

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Customer relationships, non-compete agreements and technology intangible assets are being amortized on a straight-line basis over a weighted average life of 18.9 years, 1.8 years and 5.0 years, respectively. Amortization expense related to identifiable intangible assets acquired in business combinations totaled $47.3 million and $37.3 million for the years ended December 31, 2005 and 2004, respectively. Amortization expense related to deferred financing costs has been classified as interest expense and totaled $2.3 million, $3.1 million and $3.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, approximately $0.7 million of deferred financing costs related to the term loan component of the Company’s bank credit facility was written off in February 2005, when the term loan was repaid, and classified as interest expense. Approximately $2.2 million of deferred loan costs related to the Company’s prior credit agreement was written off on March 24, 2004, when this agreement was replaced. This amount is included in “Integration and other related expenses.”

Future amortization expense for intangible assets existing at December 31, 2005, including amounts classified as interest expense, is expected to be as follows: 2006—$45.2 million, 2007—$42.9 million, 2008—$42.9 million, 2009—$42.4 million and 2010—$42.3 million.

8. Long-Term Debt, Derivative Financial Instrument and Interest Rate Risk Management

Information with respect to the Company’s long-term debt at December 31, 2005 and 2004 is as follows (in thousands):

	December 31, 2005	December 31, 2004
Bank Credit Facility:
Term loan facility (1)	$—	$147,000
Revolving facility	—	—

	—	147,000
Receivables Facility	N/A	—
7.375% senior notes due 2006 (2)(4)	450,000	450,000
AdvancePCS 8.5% senior notes due 2008 (3)	—	1,610

	450,000	598,610
Less amounts due within one year:
7.375% senior notes due 2006	(63,400)	—
Bank Credit Facility—term loan (1)	—	(147,000)
AdvancePCS 8.5% senior notes due 2008 (3)	—	(1,610)

	$386,600	$450,000

(1)	Repaid on February 18, 2005.

(2)	The fair value of these obligations, based on quoted market prices, was $458.1 million and $476.8 million at December 31, 2005 and 2004, respectively.

(3)	Repurchased at 104.25% of face value on April 1, 2005.

(4)	The Company intends to replace these notes, as discussed below under “Derivative Financial Instrument and Interest Rate Risk Management.” However, the amount classified as long-term debt is limited to the availability under the Company’s revolving credit facility discussed below under “Bank Credit Facility.”

Bank Credit Facility. On March 24, 2004, the Company entered into a $550 million unsecured bank credit facility (“Bank Credit Facility”) with Bank of America, N.A. as administrative agent, which replaced the Company’s then-existing credit facility. The Bank Credit Facility is guaranteed by the Company’s material subsidiaries, including Caremark and CaremarkPCS.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The Company’s bank credit facility matures on March 23, 2009, and currently consists of a $400 million revolving credit facility. The Company repaid the $147 million then-outstanding balance of the $150 million term loan component of its bank credit facility in February 2005. This repayment had no impact on availability under the revolving facility. At December 31, 2005, the Company had approximately $386.6 million available for borrowing under the revolving facility, exclusive of approximately $13.4 million reserved under letters of credit.

Borrowings under the Bank Credit Facility may bear interest at variable rates based on the London Inter-bank Offered Rate (“LIBOR”) plus varying margins. Alternatively, at the Company’s option, or upon certain defaults or other events, borrowings under the Bank Credit Facility may instead bear interest based on the prime rate plus varying margins.

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

Receivables-backed Credit Facility. On March 24, 2004, the Company entered into a $500 million receivables-backed credit facility (“Receivables Facility”) with Wachovia Bank, N.A., as administrative agent for a group of lenders collectively referred to as the “conduits.” Under the terms of the Receivables Facility, Caremark Receivables LLC, a wholly-owned subsidiary of Caremark Rx, agreed to purchase certain accounts receivable from Caremark and CaremarkPCS and to sell a first priority undivided percentage ownership interest, along with a first priority security interest, in these purchased receivables to the conduits. The Receivables Facility expired on March 23, 2005. No amounts were outstanding under the Receivables Facility during 2005.

Senior Notes. The senior notes have an outstanding principal balance of $450 million, bear interest at 7.375% per annum and mature in October 2006 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year. The Senior Notes are not redeemable by the Company prior to maturity and are not entitled to the benefit of any mandatory sinking fund. The Senior Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future unsubordinated and unsecured obligations of the Company.

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

AdvancePCS Senior Notes. In conjunction with the AdvancePCS Acquisition, the Company conducted a consent solicitation and tender offer for the AdvancePCS 8 1/2% Senior Notes due 2008 (“AdvancePCS Senior Notes”). The Company successfully tendered for approximately $186.2 million (face amount) of the AdvancePCS Senior Notes in 2004. The aggregate premium paid for the tender offer was approximately $20.6 million. The Company repurchased the remaining $1.6 million (face amount) of the AdvancePCS Senior Notes, pursuant to the terms of the indenture governing the notes, at 104.25% of face value on April 1, 2005.

Other Debt Information. The Company was in compliance with all debt covenants at December 31, 2005. Principal maturities of long-term debt payable under the Senior Notes at December 31, 2005 are $450.0 million in 2006.

Any amounts outstanding under the revolving facility would be due in March 2009.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Interest expense totaled $39.5 million, $43.8 million and $47.5 million in 2005, 2004 and 2003, respectively. Interest income totaled $42.5 million, $12.8 million and $4.9 million in 2005, 2004 and 2003, respectively.

Derivative Financial Instrument and Interest Rate Risk Management. The Company plans to issue 10-year fixed rate debt in the second half of 2006 to replace its Senior Notes. In June 2005, the Company entered into a treasury lock agreement for the purpose of eliminating the variability in future interest payments on the planned debt issuance due to changes in the benchmark interest rate that may occur between the execution date of the agreement and the pricing date of the fixed rate debt. The treasury lock agreement is based on a 10-year U.S. Treasury Note with an aggregate principal balance of $450 million. The Company has designated the treasury lock agreement as a cash flow hedge, and has recorded the fair value of the agreement in “Prepaid expenses and other current assets” with a corresponding offset to “Accumulated other comprehensive income (loss)” on the accompanying consolidated balance sheet. The fair value of the agreement, which represents both the present value of future cash flows and the amount the Company would receive if the agreement were terminated, was approximately $9.8 million as of December 31, 2005. The critical terms of the hedging instrument and the hedged forecasted transaction are the same, and the Company had no ineffectiveness with regard to the agreement. The ultimate effective gain or loss on the agreement will be recognized over the term of the debt as a component of the total interest expense related to interest payments on the debt issuance. Based on the fair value of the agreement as of December 31, 2005, the Company estimates that the amount of the gain on the agreement that it would reclassify from “Accumulated other comprehensive income (loss)” into earnings during 2006 is immaterial. The Company does not hold or issue derivative financial instruments for trading purposes.

9. Operating Leases

The Company leases the significant majority of the real property used in its continuing operations. These leases are classified as operating leases, generally have five to fifteen year terms with renewal options and may contain customary rent holidays, rent concessions or leasehold improvement incentives. Rent expense is recognized on a straight-line basis over the term of the lease, including, where material, rent holidays, rent concessions and leasehold improvement incentives. Total rent expense for the Company’s continuing operations, consisting primarily of expenses for these leases and for leased equipment, was $56.0 million, $51.1 million and $21.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2005, are as follows (in thousands):

2006	$47,323
2007	40,864
2008	37,845
2009	33,820
2010	31,628
Thereafter	118,873

Total	$310,353

The Company has subleased certain excess space for which it is the primary lessor. The amounts in the table above exclude these subleases, which are not material.

Additionally, the Company retained numerous operating leases, primarily for administrative and office space, related to its discontinued operations. As of December 31, 2005, the cumulative gross rents related to such

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

leases were approximately $13.0 million, with sublease arrangements of approximately $8.1 million in place. The Company has estimated the costs to terminate or sublease these facilities and has included the net amount in its accrual for remaining discontinued operations exit costs.

As of December 31, 2005, the Company had assigned to various parties approximately $42.1 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries or affiliates remain named as guarantor or obligor on these lease obligations. These guarantees expire as follows: 2006—$9.8 million; 2007/2008—$13.4 million; 2009/2010—$10.0 million and after 2010—$8.9 million.

10. Stockholders’ Equity

Common Stock. The Company’s Fourth Restated Certificate of Incorporation provides that it may issue 700 million shares of common stock, par value $.001. As of December 31, 2005, approximately 481 million shares of common stock were outstanding (including the 29.3 million shares of treasury stock and the 5.8 million shares held in trust described below).

Treasury Stock. The Company is authorized to repurchase up to $1.75 billion of its common stock on the open market under its previously announced repurchase program and subsequent amendments. Repurchases under the program will occur at times and in amounts that management deems appropriate, and the Company has repurchased approximately 29.3 million shares at an aggregate cost of approximately $986.6 million under this program through December 31, 2005.

Shares Held in Trust. The Company maintains grantor trusts which, at December 31, 2005, held approximately 5.8 million shares of its common stock, valued at approximately $16 per share. These shares are excluded from the Company’s computation of basic and diluted shares outstanding and are designated to be issued under the Company’s various employee compensation plans.

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

Preferred Stock. The Company’s Third Restated Certificate of Incorporation provides that it may issue 9.5 million shares of Preferred Stock, par value $.001 and 0.5 million shares of Series C Junior Participating Preferred Stock, par value $.001. As of December 31, 2005, there were no shares of preferred stock outstanding.

Stock Options. The Company offers participation in stock option plans to certain employees and individuals. All option grants made by the Company subsequent to March 24, 2004, occur under the Company’s 2004 Stock Incentive Plan and typically vest and become exercisable in incremental annual installments over a period of five years, and expire no later than ten years, from the date of grant. Options granted prior to 2004 under the Company’s previous stock option plans generally became fully vested on the second anniversary of the grant date. As of December 31, 2005, the remaining available number of common shares authorized for distribution under the Company’s 2004 Stock Incentive Plan was approximately 17 million.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The following table summarizes stock option activity for the three years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(In thousands)		(In thousands)		(In thousands)
Outstanding:
Beginning of year	21,960	$15.30	18,999	$10.02	23,750	$10.60
Granted at market price	6,016	38.73	4,744	31.71	910	18.10
Issued in AdvancePCS Acquisition	—	—	13,941	10.27	—	—
Exercised	(6,461)	12.55	(14,286)	8.86	(5,573)	13.71
Canceled/expired	(332)	31.28	(1,438)	14.79	(88)	16.42

End of year	21,183	$22.54	21,960	$15.30	18,999	$10.02

Exercisable at end of year	10,599	$11.50	13,659	$10.36	17,354	$9.42

Weighted-average fair value of options granted during the year:
Granted at market price		$10.75		$8.06		$5.69

Issued in AdvancePCS Acquisition				$23.08

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Options Outstanding at 12/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable at 12/31/05	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
Under $4.46	3,808	4.13	$4.38	3,808	$4.38
$4.47-$14.57	3,636	5.11	10.30	3,016	9.85
$14.58-$31.96	3,943	6.23	17.73	3,122	17.47
$31.97-$33.85	3,912	8.36	32.03	653	32.03
$33.86-$37.92	5,105	9.16	37.92	—	—
$37.93 and above	779	9.45	44.18	—	—

	21,183	6.88	$22.54	10,599	$11.50

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Earnings per share. The following tables reconcile income (numerator) and shares (denominator) used in the Company’s computations of net income per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Numerator
Net Income	$932,371	$600,309	$290,838

Denominator
Average number of common shares outstanding (basic denominator)	446,865	411,175	257,925
Common stock equivalents:
Stock options	8,872	9,121	6,856

Average number of common shares outstanding (diluted denominator)	455,737	420,296	264,781

Income per common share—basic	$2.09	$1.46	$1.13

Income per common share—diluted	$2.05	$1.43	$1.10

Employee Stock Purchase Plan. The Company’s ESPP permits all employees who have been employed for at least sixty consecutive days to purchase common stock of the Company through a payroll deduction plan. Employees may contribute between $5.00 and $885.00 per pay period to the ESPP. The purchase price of the shares under the ESPP is the lesser of 85% of the fair market value on the first or last business day of each month. The ESPP currently results in no compensation expense to the Company; however, the Company’s adoption of FAS 123R in 2006 will result in compensation cost under the ESPP as currently structured. The amounts of compensation cost recognized in 2006 for the ESPP are not expected to be material to the Company’s results of operations.

11. Income Taxes

At December 31, 2005, the Company had a cumulative gross federal income tax net operating loss (“NOL”) carryforward of approximately $12 million available to reduce future amounts of taxable income, all of which was acquired through the AdvancePCS Acquisition. Under Internal Revenue Code Section 382, there is an annual limitation on the use of the NOLs acquired from AdvancePCS. If not utilized to offset future taxable income, all of the cumulative NOL carryforward amount will expire from 2019 through 2021. The Company also had approximately $37 million of tax effected state NOLs and other state income tax benefits, approximately $8 million of which were acquired in the AdvancePCS Acquisition. The Company has placed a valuation allowance of approximately $16 million on these state NOLs and other state tax benefits due to uncertainties as to whether the Company will be able to utilize these benefits in certain states. If not utilized to offset future taxable income, the state NOLs will expire on various dates through 2024, with approximately 54% expiring between 2014 and 2024.

In addition to these NOL carryforwards, the Company had approximately $24 million of future additional income tax deductions related to its discontinued operations.

The Company previously had significant federal income tax NOLs that were primarily generated from losses incurred in its discontinued PPM business. During the year ended December 31, 2005, the Company generated sufficient taxable income to fully utilize its remaining federal income tax NOL, except for a portion of the amount which was acquired through the AdvancePCS Acquisition. As a result, the amount of cash taxes the Company will pay as a percentage of pre-tax income is expected to increase significantly in 2006.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Federal NOL carryforward	$4,225	$268,096
State NOL carryforward and credits	37,039	55,650
Alternative minimum tax credit carryforward	—	42,252
Minimum pension benefit accrual	7,929	9,532
Discontinued operations	9,355	12,344
Deferred revenue	2,391	3,339
Accounts receivable valuation allowances	33,865	41,464
Accrued employee benefits	48,743	41,362
Other accrued liabilities	62,717	55,010

Gross deferred tax assets	206,264	529,049
Deferred tax liabilities:
Excess tax depreciation	23,917	21,563
Amortization	283,082	294,535
Treasury lock	3,830	—
Prepaids and other	12,279	6,474

Gross deferred tax liabilities	323,108	322,572

Net deferred tax (liability) asset before valuation allowance	(116,844)	206,477
Valuation allowance	(15,959)	(23,920)

Net deferred tax (liability) asset	$(132,803)	$182,557

The Company’s provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal (1)	$107,031	$115,436	$23,977
State	66,317	51,665	17,634

	173,348	167,101	41,611
Deferred:
Federal	376,552	220,611	145,680
State	16,194	9,635	6,602

	392,746	230,246	152,282

	$566,094	$397,347	$193,893

(1)	Gross of tax benefit for certain stock option exercises which are adjusted directly to additional paid-in capital.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The differences between the Company’s provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Federal income tax at statutory rate	$524,463	$349,180	$169,656
Add (deduct):
State taxes, net of federal income tax benefit	59,549	39,844	22,873
Permanent and other differences in book and taxable income	7,882	8,323	1,364
Resolution of income tax uncertainties from prior periods	(25,800)	—	—

	$566,094	$397,347	$193,893

Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company is required to record a valuation allowance against a deferred tax asset for the future tax benefits of tax loss and tax credit carryforwards, as well as for other temporary differences, if it is more likely than not that the Company will not be able to utilize the deferred tax asset to offset future taxes. The Company had a valuation allowance of approximately $24 million as of December 31, 2004, related to state income taxes. In the fourth quarter of 2005, the Company reduced the state income tax related valuation allowance recorded against its deferred tax asset by $8 million to $16 million as of December 31, 2005.

The significant majority of the Company’s federal and state income tax NOL carryforwards were utilized to offset taxable income for the year ended December 31, 2005 and prior years. Due to the complexity of the Company’s discontinued operations divestiture and the fact that the tax periods in which the NOLs were generated can be audited well beyond a normal three-year statutory audit period, the amount of the NOLs which may ultimately be realized may vary materially from the amount utilized to offset taxable income. The Company has established an accrual for tax-related contingencies, primarily related to issues which may arise from the tax periods when the NOLs were generated. This accrual is based on the Company’s estimates of the amount of benefit from these NOLs that it may ultimately be unable to realize. Subsequent revisions to the accrual for tax-related contingencies may cause the Company’s provision for income taxes to vary significantly from period to period.

12. Employee Benefit Plans

The Company and certain subsidiaries have employee benefit plans to provide retirement, disability and death benefits to substantially all of their employees and affiliates. The plans primarily are defined contribution plans. Effective January 1, 1998, the Board of Directors approved a retirement savings plan for employees and affiliates. The plan is a defined contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Effective January 1, 2005, all regular employees are immediately eligible to enroll in the plan. For employees, the Company makes a matching contribution of 100% of the employee’s pre-tax contribution of up to 3% of the employee’s compensation and 50% of the employee’s pre-tax contribution of the next 2% of the employee’s compensation in each calendar year. Prior to January 1, 2005, full-time employees and affiliates were eligible to enroll in the plan in the first quarter following two months of service. Individuals on a part-time and per diem basis were eligible to participate in the quarter following completion of one year of service. For employees, the Company made a matching contribution of 50% of the employee’s pre-tax contribution, up to 6% of the employee’s compensation, in each calendar year. Additionally, after completing the AdvancePCS Acquisition, the Company continued to maintain AdvancePCS’s employee benefit plans, including its 401(k) defined contribution retirement plan, through December 31, 2004. With the exception of an

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

AdvancePCS defined benefit plan that is frozen as to the entrance of new participants, the Company integrated the AdvancePCS employee benefit plans with those of the Company in 2005.

13. Non-Operating Gain, Net

In 2005, the Company recorded a non-operating gain, net, of approximately $25.7 million, which consists primarily of a $27.9 million gain on the sale of its retained interest in a previously disposed subsidiary.

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

In February 2006, the United States District Court for the Northern District of Illinois unsealed an amended qui tam complaint filed in March 2004 by four relators who were formerly employed by Caremark. These same relators filed the California qui tam lawsuit described below, and two of them filed the Florida qui tam lawsuit described below. The original qui tam complaint, which was unsealed at the same time as the amended complaint, was filed in December of 2003. The federal qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the Federal False Claims Act and various state statutes. The United States, acting through the U.S. Attorney’s Office in Chicago, Illinois, has declined to intervene in the lawsuit. According to recently unsealed court documents, the United States indicated that it conducted an investigation of the qui tam allegations to determine whether the relators’ claims are warranted and whether the allegations have evidentiary support. The unsealed court documents further indicate that agents from the Office of Personnel Management, Postal Service, Federal Bureau of Investigation and the Food and Drug Administration assisted the United States Attorney’s Office in completing the investigation that formed the basis for the federal government’s decision not to intervene. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. The lawsuit is proceeding as a private action without intervention by the federal government.

In January 2006, a purported shareholder’s derivative lawsuit was filed by the City of Dania Beach Police & Firefighters’ Retirement System, the Washtenaw County Employees Retirement System and Nicholas Weil in the Circuit Court of Davidson County, Tennessee. The lawsuit states that it was filed for the benefit of Caremark Rx, which is a nominal defendant. The defendants are the members of the Company’s board of directors and one former member of the board of directors. The complaint alleges that the individual defendants breached their fiduciary duties by failing to adequately oversee Caremark’s pharmacy benefit management operations. The allegations appear to be based largely on allegations asserted in other pending lawsuits against the Company and in media reports, including allegations contained in the Florida qui tam action described below. The complaint seeks to recover compensatory damages plus costs and attorneys’ fees from the individual defendants. The lawsuit is substantially similar to two separate purported shareholder derivative lawsuits filed in 2005 by the same plaintiffs in the Circuit Court of Leon County, Florida. The two prior actions in Florida were previously consolidated by the court, and the plaintiffs have voluntarily dismissed them without prejudice.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

In June 2005, the Superior Court of California, County of Los Angeles, entered an order unsealing a qui tam complaint filed by four relators who were formerly employed by Caremark, including the two relators who filed the Florida qui tam lawsuit described below. The relators have filed the lawsuit purportedly on behalf of the State of California. The California qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the California False Claims Act. The State of California, acting through the Office of the Attorney General, has declined to intervene in the qui tam lawsuit, and the court issued an order confirming the State of California’s election not to intervene on June 22, 2005. The lawsuit is proceeding as a private action without intervention by the state government.

In May 2005, the United States District Court for the Western District of Texas issued an order unsealing a qui tam complaint filed by relator Janaki Ramadoss, a former Caremark employee. The complaint originally was filed under seal on August 25, 1999 and includes allegations relating to Caremark’s processing of Medicaid claims and claims of certain other government programs. The lawsuit seeks monetary damages and includes allegations under the federal false claims act and various state fraud and false claims acts. The United States Department of Justice and the states of Texas, Tennessee, Florida and Arkansas have intervened in the lawsuit and filed an amended complaint, and the state of Louisiana also has intervened and filed a complaint. The relator has also filed an amended complaint against Caremark. Caremark has filed motions to dismiss the amended complaints, which are pending before the court.

In December 2004, Caremark filed a complaint in the United States District Court for the Middle District of Tennessee in Nashville for declaratory and injunctive relief against TennCare, the State of Tennessee’s managed healthcare program. TennCare provides healthcare coverage to individuals eligible for Medicaid benefits and other uninsured or uninsurable individuals. The complaint sought a declaration that certain pharmacy benefit plan limitations, including timely filing requirements, pharmacy network limitations and pharmacy benefit card presentation requirements, are enforceable with respect to claims submitted to Caremark by TennCare for reimbursement by pharmacy benefit plans administered by Caremark. In October 2005, the court granted TennCare’s motion for summary judgment and ruled that pharmacy benefit card presentation requirements and timely filing restrictions in a beneficiary’s health insurance plan do not apply to TennCare’s reimbursement claims. In rendering its decision, the court stated that the matter decided was “based on a good faith disagreement about a complex area of the law.” Caremark has filed a notice of appeal to the Sixth Circuit Court of Appeals.

In October 2004, Caremark Rx and Caremark were served with a complaint filed in the United States District Court for the Northern District of Illinois by the Chicago District Council of Carpenters Welfare Fund alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In addition, the lawsuit alleges breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The lawsuit seeks unspecified monetary damages and restitution. In April 2005, the court granted Caremark’s motion to dismiss as to the ERISA claims, and in August 2005, the court granted Caremark’s motion to dismiss the remaining state law claims for lack of jurisdiction. The plaintiff has subsequently appealed the court’s dismissal of the ERISA claims to the United States Court of Appeals for the Seventh Circuit and, in September 2005, re-filed its state law claims in the Circuit Court of Cook County in the State of Illinois.

In July 2004, Caremark Rx and Caremark were served with a putative private class action lawsuit that was filed by Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, in the United States District Court for the Middle District of Tennessee alleging that Caremark Rx and Caremark each act as a

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

fiduciary as that term is defined by ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. This lawsuit, which is similar to the Bickley and Dolan actions described below and other pending litigation filed against other PBM companies, seeks unspecified monetary damages and injunctive relief. In August 2005, Caremark Rx was dismissed from the action. Caremark has filed a motion seeking to transfer venue for the case, which motion is pending before the court.

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

In January 2003, a sealed qui tam action was filed by relators Michael Fowler and Peppi Fowler, two pharmacists then employed by Caremark, purportedly as private attorneys general acting on behalf of the State of Florida, the State employees’ pharmacy benefits plan and plan members. The lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the Florida False Claims Act. The State of Florida indicated in July 2003 that it would not intervene in the lawsuit, and the lawsuit was unsealed in November 2003. In March 2004, Caremark filed a lawsuit for damages and attorneys’ fees and costs alleging that the Fowlers had unlawfully misappropriated and disclosed to third parties documents containing confidential patient health information in violation of the privacy protections found in various state and federal laws and seeking a court order directing that they return the misappropriated documents to Caremark. Caremark’s complaint was subsequently amended to include allegations that the Fowlers and at least one other member of their family had fraudulently obtained, and unlawfully filled, refilled, and distributed, prescriptions for pharmaceuticals. In June 2004, the State of Florida filed a Motion to Intervene in the qui tam action, in which motion the State sought to replace the Fowlers in litigating the lawsuit. The Circuit Court of Leon County, Florida, Second Circuit, denied the State’s Motion to Intervene. In November 2005, the court granted Caremark’s Motion for Partial Summary Judgment, which clarifies the types of records or documents that could potentially form the basis of liability for a “false claim” under the Florida False Claims Act. This decision in effect limits the damages potentially recoverable by the plaintiffs in this action. Discovery in the qui tam action is continuing.

In January 2005, the Chicago Tribune reported that the Illinois Attorney General issued a subpoena to the attorney representing the Fowlers for documents and depositions relating to the Florida qui tam lawsuit. The Chicago Tribune reported that the request for documents was related to a qui tam action that has been filed in the State of Illinois. We have not seen a copy of the qui tam complaint allegedly on file in Illinois. We have been providing information requested by the Illinois Attorney General’s office.

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

December 31, 2005

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

In November 2003, a second putative class action lawsuit was filed by Frank McArthur in the Circuit Court of Jefferson County, Alabama arising out of the same 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. This lawsuit also was filed on behalf of a purported class of persons who were participants in the 1999 settlement, and named as defendants Caremark Rx, several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement, and a number of lawyers and law firms involved in negotiating and securing the approval of the 1999 settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. In December 2003, John Lauriello, the plaintiff in the lawsuit described above, filed a motion to intervene and a motion to dismiss, abate or stay this lawsuit on the grounds that it was a duplicative, later-filed, class action complaint. In January 2004, Caremark Rx and the other defendants filed their own motion to dismiss, abate or stay the lawsuit as a later-filed class action that is substantially similar to the Lauriello lawsuit. The defendants’ motion to stay was granted by the court, and the lawsuit was transferred to an Administrative Docket where it will be reviewed every 90 days. In February 2005, the plaintiffs in the stayed McArthur case filed motions in the Lauriello case seeking to intervene in that litigation and asking for the right to challenge the adequacy of John Lauriello as class representative and his lawyers as class counsel. The court denied the McArthur plaintiffs’ motion to intervene. The McArthur plaintiffs have appealed the trial court’s order, and, as referenced above, the issues raised in that appeal have been consolidated with the issues raised in the Lauriello appeal.

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

December 31, 2005

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

In March and April of 2003, AdvancePCS, and subsequently Caremark Rx and Caremark, were served with a complaint by an individual named Robert Irwin filed against them in the Superior Court of the State of California. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. Irwin has recently amended his complaint and purported to assert a class action on behalf of all California members of non-ERISA health plans and/or all California taxpayers. No motion for class certification has been filed.

In March 2003, AdvancePCS, Caremark Rx and Caremark were served with a putative representative action filed by American Federation of State, County & Municipal Employees (“AFSCME”), a labor union comprised of numerous autonomous local unions and affiliations. Other PBM companies also are named as defendants in this lawsuit. The lawsuit alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to rebates, pricing, formulary management and mail order services. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. This case has been coordinated with the Irwin case described above before a single judge in Los Angeles County. Based on recent changes in applicable law that restrict a party’s ability to bring lawsuits under California’s unfair competition law, AFSCME entered into a stipulation for the entry of judgment subject to the right of appeal, and the court entered judgment on that case in favor of the defendants in March 2005. AFSCME has subsequently appealed the decision to the California Court of Appeal, and the parties have agreed to stay the appeal pending the outcome of similar cases currently pending before the California Supreme Court.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

In November 1999, PCS Health Systems, Inc. received a subpoena from the Office of the Inspector General (OIG), through the United States Attorney’s Office for the Eastern District of Pennsylvania, seeking information concerning certain of its PBM business practices, including information relating to its arrangements with pharmaceutical manufacturers, retail pharmacies and health plans. The OIG requested information relating to the activities of Advance Paradigm prior to its acquisition of PCS Holding Corporation and the activities of AdvancePCS subsequent to such acquisition. AdvancePCS provided documents to the OIG and facilitated interviews of certain former and current employees in response to the subpoena. The government was reviewing whether certain AdvancePCS business practices comply with anti-kickback statutes, false claims statutes and other applicable laws and regulations. In September 2005, AdvancePCS entered into a settlement agreement with

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

the federal government. Under the terms of the settlement, AdvancePCS agreed, among other things, to pay $137.5 million to settle disputed claims, to adhere to certain business practices pursuant to a consent order and to maintain a compliance program in accordance with a corporate integrity agreement. At the time the settlement was approved by the United States District Court for the Eastern District of Pennsylvania, the court ordered the unsealing of two related qui tam complaints filed by individual relators. The complaints originally were filed under seal in December 2002 and September 2003, and include allegations under the federal false claims acts and various state false claims acts and other state statutes. In addition to resolving the allegations made by the federal government, the settlement resolves federal civil monetary claims asserted by the relators in the qui tam actions. The settlement does not, however, resolve state law claims alleged by the relators relating to various state false claims acts and other state statutes. The relators originally named 11 states and the District of Columbia as additional plaintiffs in the qui tam actions. In October 2005, the court dismissed the state law claims without prejudice.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

in this footnote, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution. The Company intends to vigorously defend each of its pending lawsuits and to cooperate with any pending governmental investigations.

15. Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited quarterly financial data for 2005 and 2004. In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of normal recurring items) necessary to present fairly the information set forth therein. The results of operations of AdvancePCS and the effects of the AdvancePCS Acquisition on outstanding shares are included beginning March 24, 2004. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Three Months Ended
(In thousands, except per share amounts)	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
Net revenue	$8,367,756	$8,072,441	$8,199,167	$8,351,887	$8,012,844	$7,457,892	$7,304,442	$3,025,943

Gross profit (1)	$545,744	$517,210	$491,368	$461,940	$494,291	$432,051	$389,751	$220,279

Net income	$290,661	$231,421	$212,779	$197,510	$205,083	$171,819	$139,219	$84,188

Average number of common shares outstanding Basic	444,700	444,507	447,559	450,783	450,378	456,131	459,817	277,753
Dilutive effect of stock options and warrants	8,913	9,087	8,920	8,570	8,602	8,638	11,110	8,159

Diluted	453,613	453,594	456,479	459,353	458,980	464,769	470,927	285,912

Earnings per common share—basic	$0.65	$0.52	$0.48	$0.44	$0.46	$0.38	$0.30	$0.30

Earnings per common share—diluted	$0.64	$0.51	$0.47	$0.43	$0.45	$0.37	$0.30	$0.29

(1)	Net revenue less cost of revenues and allocated depreciation.

In the fourth quarter of 2005, the Company recorded a positive adjustment to the provision for income taxes of approximately $25.8 million primarily to reflect resolution of income tax uncertainties from prior periods.

In addition, in the fourth quarter of 2005, the Company recorded a non-operating gain, net, of approximately $25.7 million, which consists primarily of a $27.9 million gain on the sale of its retained interest in a previously disposed subsidiary.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

The Board of Directors and Stockholders

Caremark Rx, Inc.:

Under date of February 20, 2006, we reported on the consolidated balance sheets of Caremark Rx, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Nashville, Tennesse

February 20, 2006

S-1

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Year Ended	Balance at Beginning of Period	Additions Charged To			Deductions		Balance at End of Period
		Costs and Expenses	Other
Allowance for Doubtful Accounts

December 31, 2005	$51.5	$26.9	$3.3	(a)	$30.6	(b)	$50.6
					0.5	(c)
December 31, 2004	$24.7	$23.7	$5.4	(a)	$21.8	(b)	$51.5
			19.5	(c)
December 31, 2003	$23.2	$8.9	$3.4	(a)	$10.8	(b)	$24.7

Deferred Income Tax Asset Valuation Allowance

December 31, 2005	$23.9	$—	$—		$7.9	(d)	$16.0
December 31, 2004	$23.9	$—	$—		$—		$23.9
December 31, 2003	$23.9	$—	$—		$—		$23.9

a)	Recoveries of amounts previously written off
b)	Writeoffs
c)	AdvancePCS Acquisition
d)	Adjustment for estimated realizable value of deferred tax asset

S-2