Form 10-Q
period 2006-03-31
CAREMARK RX INC
filed 2006-05-09
CIK 1000736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of April 30, 2006, the registrant had 442,425,698 shares (including 5,733,572 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

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

More detailed discussions of certain of these risk factors can be found at “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to Consolidated Financial Statements” contained in Items 8 and 15(a)1 of our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 2, 2006.

i

CAREMARK RX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,198,653	$1,268,883
Short-term investments	739,960	666,040
Short-term investments—restricted	27,500	27,500
Accounts receivable, less allowance for doubtful accounts of $54,358 in 2006 and $50,604 in 2005	2,198,618	2,074,586
Inventories	419,918	449,199
Deferred tax asset, net	102,979	112,586
Prepaid expenses and other current assets	69,722	46,303

Total current assets	4,757,350	4,645,097
Property and equipment, net of accumulated depreciation of $368,346 in 2006 and $343,565 in 2005	318,472	314,959
Goodwill, net	7,131,050	7,131,050
Other intangible assets, net of accumulated amortization of $112,858 in 2006 and $100,745 in 2005	719,187	731,300
Other assets	28,727	28,442

Total assets	$12,954,786	$12,850,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$927,532	$849,358
Claims and discounts payable	2,370,706	2,438,813
Other accrued expenses and liabilities	456,742	343,158
Income taxes payable	81,454	17,137
Current portion of long-term debt	61,600	63,400

Total current liabilities	3,898,034	3,711,866
Long-term debt, net of current portion	388,400	386,600
Deferred tax liability	236,635	245,389
Other long-term liabilities	330,979	326,427

Total liabilities	4,854,048	4,670,282

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; 700,000 shares authorized; issued and outstanding—483,790 shares in 2006 and 481,066 shares in 2005	484	481
Additional paid-in capital	8,802,693	8,719,492
Treasury stock—37,372 shares in 2006 and 29,327 shares in 2005	(1,387,802)	(986,641)
Shares held in trust—5,752 in 2006 and 5,807 in 2005	(92,733)	(93,616)
Retained earnings	780,244	551,447
Accumulated other comprehensive income (loss), net	(2,148)	(10,597)

Total stockholders’ equity	8,100,738	8,180,566

Total liabilities and stockholders’ equity	$12,954,786	$12,850,848

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Net revenue (1)	$8,907,250	$8,351,887

Cost of revenues (1)(2)	8,373,445	7,869,628
Selling, general and administrative expenses	129,624	114,279
Depreciation	25,280	24,004
Amortization of intangible assets	11,599	12,083
Integration and other related expenses	—	1,209
Interest (income) expense, net	(10,874)	4,222

	8,529,074	8,025,425

Income before provision for income taxes	378,176	326,462
Provision for income taxes	149,379	128,952

Net income	$228,797	$197,510

Average number of common shares outstanding—basic	443,840	450,783
Common stock equivalents—stock options and warrants	6,521	8,570

Average number of common shares outstanding—diluted	450,361	459,353

Net income per common share—basic	$0.52	$0.44

Net income per common share—diluted	$0.51	$0.43

(1)	Includes approximately $1.5 billion of retail copayments for the three months ended March 31, 2006 and 2005.
(2)	Excludes depreciation expense, which is presented separately.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from continuing operations:
Net income	$228,797	$197,510
Adjustments to reconcile net income to net cash provided by continuing operations:
Deferred income taxes	(4,667)	116,621
Depreciation and amortization	36,879	36,087
Share-based compensation	10,216	3,576
Non-cash interest expense	514	727
Write-off of deferred financing costs	—	686
Other non-cash expenses	672	11
Changes in operating assets and liabilities, net of effects of acquisitions/disposals of businesses	91,974	(88,206)

Net cash provided by continuing operations	364,385	267,012
Cash flows from investing activities:
Purchase of short-term investments	(216,346)	(468,407)
Sale of short-term investments	142,426	168,674
Capital expenditures, net	(28,793)	(27,043)

Net cash used in investing activities	(102,713)	(326,776)
Cash flows from financing activities:
Repayments under credit facilities	—	(147,000)
Proceeds from stock issued under equity-based compensation plans	26,352	18,578
Excess tax benefit from share-based compensation	43,880	—
Purchase of treasury stock	(401,161)	(79,648)

Net cash used in financing activities	(330,929)	(208,070)
Cash used in discontinued operations—operating activities	(973)	(1,051)

Net decrease in cash and cash equivalents	(70,230)	(268,885)
Cash and cash equivalents—beginning of period	1,268,883	1,078,803

Cash and cash equivalents—end of period	$1,198,653	$809,918

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Note 1. Business and Basis of Presentation

Caremark Rx, a Delaware corporation, is one of the largest pharmaceutical services companies in the United States. The Company’s operations are conducted primarily through Caremark Inc. (“Caremark”), a wholly-owned, indirect subsidiary of Caremark Rx, and CaremarkPCS (f/k/a AdvancePCS) (“CaremarkPCS” or “AdvancePCS”), a wholly-owned, direct subsidiary of Caremark Rx. Caremark Rx acquired AdvancePCS on March 24, 2004. The Company’s customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States. During the three months ended March 31, 2006 and 2005, one customer, the Federal Employees Health Benefit Plan, accounted for approximately 16% and 15% of the Company’s net revenue, respectively.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet of the Company at December 31, 2005, has been derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements and footnote disclosures should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

Note 2. Share-Based Compensation

Share-Based Compensation. The Company offers participation in stock option plans to certain employees and individuals, as described further elsewhere in this note, and offers participation in its employee stock purchase plan (“ESPP”) to all employees. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“FAS 123R”) using the modified prospective transition method described in FAS 123R. Accordingly, beginning January 1, 2006, the Company recognizes compensation cost from share-based payment arrangements based on grant date fair value. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. The Company recognized approximately $10.2 million in share-based compensation expense related to employee stock option and ESPP transactions in the three months ended March 31, 2006. The total income tax benefit recognized in the income statement for the three months ended March 31, 2006 for share-based compensation arrangements was approximately $4.0 million.

Prior to January 1, 2006, the Company accounted for options to purchase its common stock under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by FAS 123. Under APB 25, the Company recognized compensation expense based on the difference in the market price and the exercise price (the “intrinsic value”) of options at their grant date. The exercise price of option grants under the Company’s stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no compensation expense, other than compensation expense for the replacement stock options issued in connection with the acquisition of AdvancePCS, was recognized in the accompanying unaudited condensed consolidated financial statements in the three months ended March 31, 2005. The Company recognized approximately $3.6 million in the three months ended March 31, 2005, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange for their AdvancePCS options upon completion of the Company’s acquisition of AdvancePCS. The following table illustrates the effect on net income and net income per common share amounts for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of FAS 123, using the Black-Scholes model (multiple-option method) to compute the fair value of stock option grants (dollars in millions, except per share amounts):

As reported:
Net income	$197.5

Stock-based employee compensation cost (1)	$2.2

Net income per common share—basic	$0.44

Net income per common share—diluted	$0.43

Pro forma:
Net income	$194.5

Stock-based employee compensation cost (2)	$5.2

Net income per common share—basic	$0.43

Net income per common share—diluted	$0.42

Black-Scholes assumptions (3) (weighted average):
Expected term (years)	4.0
Expected volatility	28%
Risk-free interest rate	3.79%

(1)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) included in the determination of net income during the period.
(2)	Represents the amount of stock-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income if the fair value based method had been applied to all awards vesting during the period, including the unvested replacement stock options issued to AdvancePCS optionees.
(3)	Represents Black-Scholes inputs used to value options granted during the three months ended March 31, 2005.

As a result of adopting FAS 123R, the Company’s income before income taxes and net income for the three months ended March 31, 2006 are $9.0 million and $5.5 million lower, respectively, and its basic and diluted earnings per share for the three months ended March 31, 2006 are $0.01 lower than if the Company had not adopted FAS 123R.

In addition, FAS 123R changed the statement of cash flows classification of the tax benefit received for the amount of income tax deductions taken for option exercises in excess of share-based compensation cost recognized for those options (the “excess tax benefit”). Excess tax benefits were previously reported as cash flows from operating activities, but are required to be reported as cash flows from financing activities under FAS 123R. The $43.9 million excess tax benefit classified as a financing cash inflow for the three months ended March 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted FAS 123R. Results from prior periods have not been restated.

Stock Options. All option grants made by the Company subsequent to March 24, 2004 occur under the Company’s 2004 Stock Incentive Plan, typically vest and become exercisable in incremental annual installments over a period of five years and expire no later than ten years from the date of grant. Options granted prior to 2004 under Caremark Rx’s previous stock option plans generally became fully vested on the second anniversary of the grant date and expire no later than ten years from the date of grant. As of March 31, 2006, the remaining available number of common shares authorized for distribution under the Company’s 2004 Stock Incentive Plan was approximately 14.8 million.

The Company uses the Black-Scholes model (multiple-option method) to compute the fair value of stock option grants. For the three months ended March 31, 2006, the grant date fair value of each option award was estimated on the date of grant using the following assumptions.

Expected term (years)	2.75 – 6.75
Expected volatility	28%
Risk-free interest rate	4.65% – 4.74%

The expected term represents the period of time that options granted are expected to be outstanding. The Company uses historical option exercise behavior data and other factors to estimate the expected term of the options. The expected term of the option is limited by the contractual term of the option, and employee post-vesting termination behavior is incorporated in the historical option exercise behavior data. Expected volatility is based on historical volatility of the Company’s stock and on expectations of future volatility as impacted by various market factors. The expected volatility is compared to the implied volatility of traded options on the Company’s stock for reasonableness. The risk-free interest rates are based on U.S. Treasury STRIP rates over maturity periods matching the expected term of the options at the time of grant.

The following table summarizes stock option activity during the three months ended March 31, 2006.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at January 1, 2006	21,183	$22.54
Granted	4,116	50.84
Exercised	(2,894)	7.61
Forfeited/expired	(116)	27.25

Outstanding at March 31, 2006	22,289	$29.68	7.55	$441,568

Exercisable at March 31, 2006	8,874	$15.94	5.59	$294,947

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $16.55 and $10.51, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $126.7 million and $36.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of share-based payment arrangements totaled $47.7 million and $13.6 million for the three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, the Company had $113.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.8 years. The fair value of awards with graded vesting granted prior to January 1, 2006 was determined using the multiple option approach, and the related compensation cost is recognized using the accelerated recognition method found in FASB Interpretation No. 28. The fair value of awards with graded vesting granted after January 1, 2006 is determined using the multiple option approach, and the related compensation cost is recognized using the straight-line recognition method. The Company expects the majority of its outstanding nonvested options to vest.

Employee Stock Purchase Plan. The Company’s ESPP permits all employees who have been employed for at least sixty consecutive days to purchase common stock of the Company through a payroll deduction plan. Employees may contribute between $5.00 and $885.00 per pay period to the ESPP. The purchase price of the shares under the ESPP is the lesser of 85% of the fair market value on the first or last business day of each month. The Company measures the share-based compensation cost of shares issued under the ESPP each month as the difference between the stock price on the last business day of each month and the lesser of 85% of the fair market value on the first or last business day of that month.

Director’s Deferred Compensation Stock Units. The Company’s Director Deferred Compensation Plan allows non-employee directors to electively defer their annual retainer into a number of stock units representing 115% of the deferred retainer amount based on the deferral-date fair value of the Company’s common stock. These stock units are converted into the Company’s common stock upon the occurrence of certain specified events pursuant to the provisions of the plan. The Director Deferred Compensation Plan has no option features, and the total annual retainer for non-employee directors, including any amounts deferred into stock units under the Director Deferred Compensation Plan, was expensed as incurred in all periods presented.

Note 3. Medicare Part D

In connection with the Company’s filing an application with the Centers for Medicare and Medicaid Services (“CMS”) to participate as a prescription drug plan sponsor (“PDP”) under Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), Caremark Rx has formed a wholly-owned, indirect subsidiary named SilverScript Insurance Company. SilverScript Insurance Company has contracted with CMS to be the Company’s prescription drug plan, and, pursuant to the MMA, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

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

The Company has recorded estimates of various assets and liabilities arising from its participation in this program based on information in its claims management and enrollment systems. Significant estimates arising from its participation in the Medicare Part D program include: (i) estimates of low-income cost subsidy and reinsurance amounts ultimately payable to or receivable from CMS based on a detailed claims reconciliation that will occur in 2007 and (ii) estimates of amounts payable to or receivable from other PDPs for claims costs incurred during the startup phase of the program where widespread retroactive enrollment changes were communicated by CMS after such claims had been incurred.

The Company has also recorded an estimate of amounts receivable from CMS under a risk-sharing feature of the CMS program design, referred to as the risk corridor, under a method set forth by the SEC in a meeting held with the four largest U.S. independent registered public accounting firms in March 2006. This method of recording the risk corridor hypothetically presumes the plan ended on March 31, 2006, for the purpose of making the risk corridor calculation by analogy to EITF 93-6, Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises.

Note 4. Comprehensive Income

The Company includes changes in the fair value of its treasury lock agreement that qualifies for hedge accounting and changes in its minimum pension liability in comprehensive income. For the three months ended March 31, 2006 and 2005, comprehensive income was $237.2 million and $197.5 million, respectively. The difference between net income and comprehensive income for the three months ended March 31, 2006 is due primarily to changes in the fair value of the Company’s treasury lock agreement, net of taxes.

Note 5. Earnings Per Share

Options to purchase approximately 4.9 million shares of the Company’s common stock were outstanding at March 31, 2006, but were excluded from the Company’s computation of average number of common shares outstanding—diluted because inclusion of such options would be antidilutive.

Note 6. Long-Term Debt, Derivative Financial Instrument and Interest Rate Risk Management

The Company’s long-term debt at March 31, 2006, and December 31, 2005, consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Bank Credit Facility	—	—
7.375% senior notes due 2006 (1)	450,000	450,000
Less amounts due within one year:
7.375% senior notes due 2006 (1)	(61,600)	(63,400)

	$388,400	$386,600

(1)	The Company intends to replace these notes. However, the amount classified as long-term debt is limited to the availability under the Company’s revolving credit facility discussed below under “Bank Credit Facility.”

Bank Credit Facility. The Company’s bank credit facility matures on March 23, 2009, and currently consists of a $400 million revolving credit facility. At March 31, 2006 and December 31, 2005, the Company had approximately $388.4 million and $386.6 million, respectively, available for borrowing under the revolving facility, exclusive of approximately $11.6 million and $13.4 million, respectively, reserved under letters of credit.

Debt Covenant Compliance. The Company was in compliance with all debt covenants at March 31, 2006.

Derivative Financial Instrument and Interest Rate Risk Management. The Company plans to issue 10-year fixed rate debt in the second half of 2006 to replace its 7.375% senior notes, which mature in October 2006. In June 2005, the Company entered into a treasury lock agreement for the purpose of eliminating the variability in future interest payments on the planned debt issuance due to changes in the benchmark interest rate that may occur between the execution date of the agreement and the pricing date of the fixed rate debt. The treasury lock agreement is based on a 10-year U.S. Treasury Note with an aggregate principal balance of $450 million. The Company has designated the treasury lock agreement as a cash flow hedge, and has recorded the fair value of the agreement in “Prepaid expenses and other current assets” with a corresponding offset to “Accumulated other comprehensive income (loss)” on the accompanying condensed consolidated balance sheets. The fair value of the agreement, which represents both the present value of future cash flows and the amount the Company would receive if the agreement were terminated, was approximately $25.8 million and $9.8 million as of March 31, 2006 and December 31, 2005, respectively. The critical terms of the hedging instrument and the hedged forecasted transaction are the same, and the Company had no ineffectiveness with regard to the agreement. The ultimate effective gain or loss on the agreement will be recognized over the term of the debt as a component of the total interest expense related to interest payments on the debt issuance. The Company does not hold or issue derivative financial instruments for trading purposes.

Note 7. Income Taxes

The Company previously had significant federal income tax net operating losses (“NOLs”) that were primarily generated from losses incurred in its discontinued physician practice management (“PPM”) business. The significant majority of the Company’s federal and state income tax NOL carryforwards were utilized to offset taxable income in prior years. Due to the complexity of the Company’s discontinued operations divestiture and the fact that the tax periods in which the NOLs were generated can be audited well beyond a normal three-year statutory audit period, the amount of the NOLs which may ultimately be realized may vary materially from the amount utilized to offset taxable income. The Company has an accrual for tax-related contingencies, primarily related to issues which may arise from the tax periods when the NOLs were generated. This accrual is based on the Company’s estimates of the amount of benefit from these NOLs that it may ultimately be unable to realize. Subsequent revisions to the accrual for tax-related contingencies may cause the Company’s provision for income taxes to vary significantly from period to period.

Note 8. Contingencies

As a participant in the healthcare industry, the Company’s business operations are subject to complex federal and state laws and regulations and enforcement by federal and state governmental agencies, including laws and regulations discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Government Regulation.” The Company is subject to various lawsuits and governmental investigations relating to its continuing pharmacy benefit management (“PBM”) operations and to various lawsuits relating to its discontinued PPM and contract services operations. Legal actions involving the Company include, without limitation, business disputes, contract disputes, employment disputes and professional liability claims.

In February 2006, the United States District Court for the Northern District of Illinois unsealed an amended qui tam complaint filed in March 2004 by four relators who were formerly employed by Caremark. These same relators filed the California qui tam lawsuit described below, and two of them filed the Florida qui tam lawsuit described below. The original qui tam complaint, which was unsealed at the same time as the amended complaint, was filed in December 2003. The federal qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the Federal False Claims Act and various state statutes. The United States, acting through the U.S. Attorney’s Office in Chicago, Illinois, has declined to intervene in the lawsuit. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. The lawsuit is proceeding as a private action without intervention by the federal government. Caremark has filed a motion to dismiss the lawsuit, which motion is pending before the court.

In January 2006, a purported shareholder’s derivative lawsuit was filed by the City of Dania Beach Police & Firefighters’ Retirement System, the Washtenaw County Employees Retirement System and Nicholas Weil in the Circuit Court of Davidson County, Tennessee. The lawsuit states that it was filed for the benefit of Caremark Rx, which is a nominal defendant. The defendants are the members of the Company’s board of directors and one former member of the board of directors. The complaint alleges that the individual defendants breached their fiduciary duties by failing to adequately oversee Caremark’s operations with respect to, among other things, providing pharmacy benefit management services under its contract with the State of Florida. The allegations appear to be based largely on allegations asserted in other pending lawsuits against the Company and in media reports, including allegations contained in the Florida qui tam action described below. The complaint seeks to recover compensatory damages plus costs and attorneys’ fees from the individual defendants. In April 2006, Caremark filed a motion to dismiss the complaint, which motion is pending before the court.

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

In May 2005, the United States District Court for the Western District of Texas issued an order unsealing a qui tam complaint filed by relator Janaki Ramadoss, a former Caremark employee. The complaint originally was filed under seal on August 25, 1999 and includes allegations relating to Caremark’s processing of Medicaid claims and claims of certain other government programs. The lawsuit seeks monetary damages and includes allegations under the federal false claims act and various state fraud and false claims acts. The United States Department of Justice and the states of Texas, Tennessee, Florida and Arkansas have intervened in the lawsuit and filed an amended complaint, and the state of Louisiana also has intervened and filed a complaint. The relator has also filed an amended complaint against Caremark. In March 2006, the court denied Caremark’s motions to dismiss the amended complaints, and discovery in the lawsuit is ongoing.

In December 2004, Caremark filed a complaint in the United States District Court for the Middle District of Tennessee for declaratory and injunctive relief against TennCare, the State of Tennessee’s managed healthcare program. TennCare provides healthcare coverage to individuals eligible for Medicaid benefits and other uninsured or uninsurable individuals. The complaint sought a declaration that certain pharmacy benefit plan limitations, including timely filing requirements, pharmacy network limitations and pharmacy benefit card presentation requirements, are enforceable with respect to claims submitted to Caremark by TennCare for reimbursement by pharmacy benefit plans administered by Caremark. In October 2005, the court granted TennCare’s motion for summary judgment and ruled that pharmacy benefit card presentation requirements and timely filing restrictions in a beneficiary’s health insurance plan do not apply to TennCare’s reimbursement claims. In rendering its decision, the court stated that the matter decided was “based on a good faith disagreement about a complex area of the law.” Caremark has appealed the District Court’s ruling to the United States Court of Appeals for the Sixth Circuit.

In October 2004, Caremark Rx and Caremark were served with a complaint filed in the United States District Court for the Northern District of Illinois by the Chicago District Council of Carpenters Welfare Fund alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In addition, the lawsuit alleges breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The lawsuit seeks unspecified monetary damages and restitution. In April 2005, the court granted Caremark’s motion to dismiss as to the ERISA claims, and in August 2005, the court granted Caremark’s motion to dismiss the remaining state law claims for lack of jurisdiction. The plaintiff has subsequently appealed the court’s dismissal of the ERISA claims to the United States Court of Appeals for the Seventh Circuit, where it is now pending. In September 2005, the plaintiff re-filed its state law claims in the Circuit Court of Cook County in the State of Illinois. Caremark has filed a motion to dismiss the state law claims, which motion is pending before the court.

In July 2004, Caremark Rx and Caremark were served with a putative private class action lawsuit filed by Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, in the United States

District Court for the Middle District of Tennessee alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined by ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. This lawsuit, which is similar to the Bickley and Dolan actions described below and other pending litigation filed against other PBM companies, seeks unspecified monetary damages and injunctive relief. In August 2005, Caremark Rx was dismissed from the action. Caremark’s motion to dismiss the case and motion to transfer venue were denied by the court.

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

In October 2003, Caremark Rx was served with a putative class action lawsuit filed by John Lauriello in the Circuit Court of Jefferson County, Alabama. This lawsuit was filed on behalf of a purported class of persons who were participants in the 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. Also named as defendants are several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. Alternatively, the lawsuit seeks to re-open the judgment approving the 1999 settlement. After the court overruled the defendants’ joint motion to dismiss in July 2004, the defendants filed their answers, which, among other things, denied all of the material allegations of the complaint. The parties then filed pleadings setting out their respective positions as to how this case should proceed. In January 2005, the court signed an order on class certification that, among other things, held that this case will proceed as a class action and set out a schedule for challenging the adequacy of John Lauriello to serve as class representative, as well as the appointment of Lauriello’s lawyers to act as class counsel. The defendants have filed papers with the Alabama Supreme Court seeking immediate appellate review of the trial court’s order. The Alabama Supreme Court has consolidated the issues raised by the parties to the appeal in Lauriello with those raised by the parties to the appellate proceedings involving the McArthur plaintiffs, which are discussed in the paragraph below.

In November 2003, a second putative class action lawsuit was filed by Frank McArthur in the Circuit Court of Jefferson County, Alabama, arising out of the same 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. This lawsuit also was filed on behalf of a purported class of persons who were participants in the 1999 settlement, and named as defendants Caremark Rx, several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement, and a number of lawyers and law firms involved in negotiating and securing the approval of the 1999 settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. In December 2003, John Lauriello, the plaintiff in the lawsuit described above, filed a motion to intervene and a motion to dismiss, abate or stay this lawsuit on the grounds that it was a duplicative, later-filed, class action complaint. In January 2004, Caremark Rx and the other defendants filed their own motion to dismiss, abate or stay the lawsuit as a later-filed class action that is substantially similar to the Lauriello lawsuit. The defendants’ motion to stay was granted by the court, and the lawsuit was transferred to an Administrative Docket where it is reviewed every 90 days. In February 2005, the plaintiffs in the stayed McArthur case filed motions in the Lauriello case seeking to intervene in that litigation and asking for the right to challenge the adequacy of John Lauriello as class representative and his lawyers as class counsel. The court denied the McArthur plaintiffs’ motion to intervene. The McArthur plaintiffs have appealed the trial court’s order, and, as referenced above, the issues raised in that appeal have been consolidated with the issues raised in the Lauriello appeal.

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

In April 2006, the plaintiffs in a putative antitrust class action brought by Brady Enterprises, Inc., Charlotte J. Lopacki, d/b/a Budget Drug, Heritage Pharmacy, the Pharmacy Freedom Fund and the National Community Pharmacists Association against Medco Health Solutions, Inc. and Merck & Co., Inc. in the United States District Court for the Eastern District of Pennsylvania, filed a motion before the Judicial Panel on Multidistrict Litigation under the name In re Pharmacy Benefit Manager (PBM) Antitrust Litigation, seeking to have a number of cases in other courts brought by other plaintiffs and against different defendants transferred to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. The plaintiff scheduled both the North Jackson Pharmacy litigation and the Bellevue Drug Co. litigation described above as subject to its motion. Caremark currently intends to file a response in opposition to this motion.

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

In March 2003, AdvancePCS, Caremark Rx and Caremark were served with a putative representative action filed by American Federation of State, County & Municipal Employees (“AFSCME”), a labor union comprised of numerous autonomous local unions and affiliations. Other PBM companies also are named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, this lawsuit challenges alleged business practices of PBMs, including practices relating to rebates, pricing, formulary management and mail order services. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. This case has been coordinated with the Irwin case described above before a single judge in Los Angeles County. Based on recent changes in applicable law that restrict a party’s ability to bring lawsuits under California’s unfair competition law, AFSCME entered into a stipulation for the entry of judgment subject to the right of appeal, and the court entered judgment on that case in favor of the defendants in March 2005. AFSCME has subsequently appealed the decision to the California Court of Appeal, and the parties have agreed to stay the appeal pending the outcome of similar cases currently pending before the California Supreme Court.

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

In March 1998, PCS Health Systems, Inc., a subsidiary of PCS Holding Corporation, which was acquired by Advance Paradigm (now known as CaremarkPCS) in October 2000, was served with a putative class action lawsuit filed by Ed Mulder in the United States District Court of the District of New Jersey. The lawsuit alleges that PCS Health Systems, Inc. acts as a fiduciary, as that term is defined in ERISA, and has breached certain purported fiduciary duties under ERISA. The plaintiff is seeking injunctive relief and monetary damages in an unspecified amount. The plaintiff purported to represent a nationwide class consisting of all members of all ERISA plans for which PCS Health Systems, Inc. provided PBM services during the class period. AdvancePCS opposed certification of this class, and in July 2003 the court entered an order certifying a more limited class comprised only of members of those ERISA plans for which PCS Health Systems, Inc. provided services under its contract with a single MCO for a limited time period. In April 2006, the court granted summary judgment in favor of PCS Health Systems, Inc. finding that it was not acting as a fiduciary under ERISA in providing PBM services, including services related to claims processing, rebate services, drug utilization review and therapeutic intervention. The court dismissed the case in its entirety with prejudice, subject to any applicable appeal rights.

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

Note 9. Subsequent Event

The Company has initiated a quarterly cash dividend. The first payment of $0.10 per share of common stock was declared by the Company’s board of directors on April 5, 2006 and is payable on July 17, 2006 to stockholders of record on June 30, 2006. The Company will record this dividend in the second quarter of 2006. Based on common shares issued and outstanding as of April 30, 2006 (including shares held in trust to be utilized in employee benefit plans), the Company estimates that the amount of the dividend will total approximately $44.2 million.

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2006

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

Our MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q. Additionally, the reader is also encouraged to refer to our audited consolidated financial statements and notes thereto and MD&A, including our critical accounting policies, for the year ended December 31, 2005, which appear in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 2, 2006.

Overview

We are one of the largest pharmaceutical services companies in the United States. Our services assist employers, insurance companies, unions, government employee groups, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States in delivering prescription drugs in a cost-effective manner. In addition, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program.

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

Critical Accounting Policies and Estimates

In addition to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K, the following critical accounting estimates were made in the preparation of our financials statements for the three month period ending March 31, 2006:

Medicare Part D. As described elsewhere in this Quarterly Report on Form 10-Q, we began participating in the federal government’s Medicare Part D program as a Prescription Drug Plan (“PDP”) on January 1, 2006. We have recorded estimates of various assets and liabilities arising from our participation in this program based on information in our claims management and enrollment systems. Significant estimates arising from our participation in the Medicare Part D program include: (i) estimates of low-income cost subsidy and reinsurance amounts ultimately payable to or receivable from the Centers for Medicare and Medicaid Services (“CMS”) based on a detailed claims reconciliation that will occur in 2007 and (ii) estimates of amounts payable to or receivable from other PDPs for claims costs incurred during the startup phase of the program where widespread retroactive enrollment changes were communicated by CMS after such claims had been incurred.

We have also recorded an estimate of amounts receivable from CMS under a risk-sharing feature of the CMS program design, referred to as the risk corridor, under a method set forth by the SEC in a meeting held with the four largest U.S. independent registered public accounting firms in March 2006. This method of recording the risk corridor hypothetically presumes the plan ended on March 31, 2006, for the purpose of making the risk corridor calculation by analogy to EITF 93-6, Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises. Because of the unique nature of the Part D plan design, this accounting method is expected to result in our profitability under the plan increasing during the second half of the year. Actual amounts of Medicare Part D-related assets and liabilities could differ materially from amounts recorded.

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

There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. These legal matters are described in Note 8, Contingencies, to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected information about our results of continuing operations for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Percentage Increase/(Decrease) 2006 over 2005
	2006	2005
	(In millions, except per share amounts)
Net revenue (4)	$8,907.2	$8,351.9	6.6%

Cost of revenues (excluding depreciation) (1)(4)	8,373.4	7,869.6	6.4%
Selling, general and administrative expenses	129.6	114.3	13.4%
Depreciation	25.3	24.0	5.4%
Amortization of intangible assets	11.6	12.1	(4.1)%
Integration and other related expenses	—	1.2	(100.0)%
Interest (income) expense, net	(10.9)	4.2	—

	8,529.0	8,025.4	6.3%

Income before provision for income taxes	378.2	326.5	15.8%
Provision for income taxes	149.4	129.0	15.8%

Net income	$228.8	$197.5	15.8%

Net income per common share—diluted	$0.51	$0.43	18.6%

Operating Income (2)	$367.3	$330.7	11.1%

Operating Margin	4.12%	3.96%

EBITDA (3)	$404.2	$366.8	10.2%

EBITDA Margin	4.54%	4.39%

Net cash provided by (used in):
Continuing operations	$364.4	$267.0	36.5%

Investing activities	$(102.7)	$(326.8)	68.6%

Financing activities	$(330.9)	$(208.1)	(59.0)%

Discontinued operations	$(1.0)	$(1.0)	0.0%

Revenues:
Mail Service	$3,092.2	$2,778.4	11.3%
Retail (4)	5,739.3	5,502.8	4.3%
Other	75.7	70.7	7.1%

	$8,907.2	$8,351.9	6.6%

Cost of revenues:
Drug ingredient cost (4)	$8,123.9	$7,635.0	6.4%
Pharmacy operating costs and other costs of revenues (1)	249.5	234.6	6.4%

	$8,373.4	$7,869.6	6.4%

Pharmacy claims processed:
Mail	15.1	14.3	5.3%
Retail (5)	117.2	130.3	(10.0)%

	132.3	144.6	(8.5)%

(1)	Cost of revenues excludes allocable depreciation of approximately $22.0 million and $20.3 million in the three months ended March 31, 2006 and 2005, respectively. These amounts are included in total depreciation for each period.
(2)	Operating Income equals net revenue less cost of revenues; selling, general and administrative expenses, depreciation, amortization of intangible assets and integration and other related expenses. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (3) below.
(3)	We believe that EBITDA, which is a non-GAAP financial measure, is a supplemental measurement tool used by analysts and investors to help evaluate a company’s overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Net income	$228.8	$197.5
Depreciation and amortization	36.9	36.1
Interest (income) expense, net	(10.9)	4.2
Provision for income taxes	149.4	129.0

EBITDA	404.2	366.8
Cash interest receipts, net of interest payments	18.5	5.7
Cash tax payments, net of refunds	(42.5)	(4.0)
Other non-cash expenses	10.9	3.6
Other changes in operating assets and liabilities, net of acquisitions/disposals of businesses	(26.7)	(105.1)

Net cash provided by continuing operations	$364.4	$267.0

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
(4)	Includes approximately $1.5 billion in the three months ended March 31, 2006 and 2005 of amounts paid by individual participants in our customers’ benefit plans directly to the third-party pharmacies in our retail networks (i.e., “retail copayments”).
(5)	Includes 10.1 million claims in the three months ended March 31, 2005 related to a large health plan customer for which we recorded revenue using the net revenue recognition method.

Results of operations for the three months ended March 31, 2006 compared to the same period in 2005

Net Revenue. Net revenue increased by $555.3 million, or 6.6%, to $8.9 billion in the three months ended March 31, 2006 from $8.4 billion in 2005. Revenue growth primarily reflects increases due to drug cost inflation partially offset by a higher dispensing rate of generic drugs (which have lower prices but result in healthcare cost savings for our customers) that had the effect of reducing revenues. Excluding the impact of higher generic dispensing rates, revenues for the three months ended March 31, 2006 would have increased approximately 11% over the 2005 amount.

Revenues from mail service claims increased $313.8 million, or 11.3%, to $3.1 billion in the three months ended March 31, 2006 from $2.8 billion in 2005. This increase results from an increase in mail service claim volume of 5.3% and an increase in average revenue per mail service claim of 5.7%. The increase in mail service claim volume is related to increased utilization from existing customers and new volumes resulting from the Medicare Part D program. The increase in average revenue per mail service claim reflects increases in the prices of products dispensed partially offset by the effects of higher generic dispensing rates as described above. Our mail service generic dispensing rate was 40.4% in the three months ended March 31, 2006, compared to a mail service generic dispensing rate of 39.5% in 2005.

Revenues from retail claims increased $236.5 million, or 4.3%, to $5.7 billion in the three months ended March 31, 2006 from $5.5 billion in 2005. This increase resulted from an increase in average revenue per retail claim of 15.9% partially offset by a decrease in retail claim volume of 10.0%. The increase in revenue per retail claim and decrease in claim volume reflect the termination of a large health plan customer with 10.1 million claims in the three months ended March 31, 2005 for which we recorded revenue using the net revenue recognition method. Excluding that customer, which terminated subsequent to March 31, 2005, average revenue per retail claim increased 7.7% and retail claim volume decreased 2.5%. The increase in average revenue per retail claim reflects increases in the prices of products dispensed partially offset by the effects of higher generic dispensing rates. Our retail generic dispensing rate was 55.7% in the three months ended March 31, 2006 compared to a retail generic dispensing rate of 52.0% in 2005. The retail claim volume decrease is primarily related to the termination of retail accounts, partially offset by an increase in claims driven by the start-up of the Medicare drug benefit on January 1, 2006.

Cost of Revenues. Cost of revenues increased $503.8 million, or 6.4%, to $8.4 billion in the three months ended March 31, 2006 from $7.9 billion in 2005. Cost of revenues for the three months ended March 31, 2006 decreased by 0.2% as a percentage of net revenue compared to the same period in 2005. This decrease reflects an increase in our mail penetration rate, which was 27.5% in the three months ended March 31, 2006, compared to a mail penetration rate of 24.5% in 2005. Cost of revenue growth and cost of revenues as a percentage of net revenue were also impacted by a higher dispensing rate of generic drugs which have lower prices but result in healthcare cost savings for our customers.

Pharmacy operating costs and other costs of revenues increased by $14.9 million, or 6.4%, to $249.5 million in the three months ended March 31, 2006 from $234.6 million in 2005. This increase relates primarily to an additional customer care center, which was added subsequent to March 31, 2005 to service Medicare Part D claims, and increased mail utilization. However, pharmacy operating costs and other costs of revenues remained flat as a percentage of net revenue at 2.8% in the three months ended March 31, 2006 and 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 13.4% on an absolute basis and increased as a percentage of net revenue, to 1.46% from 1.37%. The increase in selling, general and administrative expenses primarily reflects increased share-based compensation cost as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“FAS 123R”) on January 1, 2006 as well as costs associated with the Medicare Part D program. Share-based compensation cost totaled $10.2 million in the three months ended March 31, 2006 compared to $3.6 million in the three months ended March 31, 2005. See “Recent Accounting Pronouncement” below for a discussion of our adoption of FAS 123R and the impact on our financial statements. Share-based compensation expense is expected to total $40 million to $45 million for the full year 2006.

Depreciation. Depreciation increased in the three months ended March 31, 2006 compared to the same period in 2005 due primarily to the amounts and timing of depreciation related to capital expenditures made to increase capacities in our mail service pharmacies and customer care centers. Depreciation expense is expected to total $105 million to $110 million for the full year 2006.

Amortization of Intangible Assets. The amortization of intangible assets recorded in 2006 and 2005 was related entirely to the intangible assets acquired from AdvancePCS. Amortization of intangible assets is expected to total $43 million to $44 million for the full year 2006.

Interest (Income) Expense, Net. The change in net interest (income) expense in 2006 resulted primarily from increased interest income generated by cash on hand and short-term investments. This increase is due to both an increase in cash on hand and short-term investments and an increase in interest rates. Net interest income is expected to total $45 million to $50 million for the full year 2006. This estimate may vary based on interest rates during the year, as well as the amount of cash that we have invested, which can vary based on share repurchase activity and other cash uses.

Provision for Income Taxes. Our provision for income taxes was recorded using a 39.5% effective tax rate on book income in 2006 and 2005.

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

The following tables set forth selected information concerning our liquidity and capital resources and changes therein for the three months ended March 31, 2006 (in millions):

Three Months Ended March 31, 2006
Net cash provided by (used in):
Continuing operations	$364.4
Investing activities	(102.7)
Financing activities	(330.9)
Discontinued operations	(1.0)

Net decrease in cash and cash equivalents for the three months ended March 31, 2006	(70.2)
Cash and cash equivalents—December 31, 2005	1,268.9

Cash and cash equivalents—March 31, 2006	$1,198.7

	March 31, 2006	December 31, 2005
Working capital (1)(2)	$859.3	$933.2

Long-term debt (2):
Fixed-rate debt	$388.4	$386.6

Availability under revolving credit facility	$388.4	$386.6

(1)	Working capital equals total current assets minus total current liabilities.
(2)	The net working capital and fixed-rate long-term debt amounts as of March 31, 2006 and December 31, 2005 reflect the classification of $388.4 million and $386.6 million, respectively, of our 7.375% senior notes due 2006 as long-term debt due to our ability to refinance these amounts on a long-term basis. The amount classified as long-term debt is limited to the availability under our revolving credit facility, and as of March 31, 2006 and December 31, 2005 the remaining $61.6 million and $63.4 million, respectively, of our 7.375% senior notes due 2006 are classified as a current liability.

Cash Flows from Continuing Operations. Our performance relative to net cash provided by continuing operations for the three months ended March 31, 2006 resulted from factors discussed above related to income from continuing operations offset primarily by certain changes in non-cash working capital. The net decrease in non-cash working capital affecting cash flows from continuing operations from December 31, 2005 to March 31, 2006 reflects the early receipt of payments from customers on the last day of the quarter totaling more than $120 million. In addition, as discussed under “Recent Accounting Pronouncement,” FAS 123R changed the statement of cash flows classification of the excess tax benefit resulting from the exercise of stock options. Excess tax benefits were reported as cash flows from operating activities in 2005, but are reported as cash flows from financing activities in 2006.

Cash Flows from Investing Activities. Cash flows used in investing activities for the three months ended March 31, 2006 primarily include $73.9 million invested in available-for-sale securities and $28.8 million of capital expenditures.

Cash Flows from Financing Activities. During the three months ended March 31, 2006, we made payments of approximately $401.2 million to repurchase 8,045,300 shares of our common stock. These payments were offset by (i) net proceeds of approximately $26.4 million from issuance of common stock under employee benefit plans, including exercises of stock options, and (ii) approximately $43.9 million of tax benefit received for the amount of income tax deductions for option exercises in excess of compensation cost recognized for those options (including pro forma share-based compensation cost for periods prior to January 1, 2006) (the “excess tax benefit from share-based compensation.”)

Credit Facility. At March 31, 2006, we had approximately $388.4 million available for borrowing under our revolving credit facility, exclusive of approximately $11.6 million reserved under letters of credit.

Recent Accounting Pronouncement

We offer participation in stock option plans to certain employees and individuals, as described further in Note 2, Share-Based Compensation, to the accompanying unaudited condensed consolidated financial statements, and offer participation in our employee stock purchase plan (“ESPP”) to all employees. Effective January 1, 2006, we adopted FAS 123R using the modified prospective transition method described in FAS 123R. Accordingly, beginning January 1, 2006, we recognize compensation cost from share-based payment arrangements based on grant date fair value. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. We recognized approximately $10.2 million in share-based compensation expense related to employee stock option and ESPP transactions in the three months ended March 31, 2006 . The total income tax benefit recognized in the income statement for the three months ended March 31, 2006 for share-based compensation arrangements was approximately $4.0 million.

Prior to January 1, 2006, we accounted for options to purchase our common stock under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by FAS 123. Under APB 25, we recognized compensation expense based on the difference in the market price and the exercise price (the “intrinsic value”) of options at their grant date. The exercise price of option grants under the our stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no compensation expense, other than compensation expense for the replacement stock options issued in connection with the acquisition of AdvancePCS, was recognized in the accompanying unaudited condensed consolidated financial statements in the three months ended March 31, 2005. We recognized approximately $3.6 million in the three months ended March 31, 2005, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange for their AdvancePCS options upon completion of our acquisition of AdvancePCS.

As a result of adopting FAS 123R, our income before income taxes and net income for the three months ended March 31, 2006 are $9.0 million and $5.5 million lower, respectively, and our basic and diluted earnings per share for the three months ended March 31, 2006 are $0.01 lower than if we had not adopted FAS 123R.

In addition, FAS 123R changed the statement of cash flows classification of the excess tax benefit resulting from the exercise of stock options from a cash flow from operating activities to a cash flow from financing activities. The $43.9 million excess tax benefit classified as a financing cash inflow for the three months ended March 31, 2006 would have been classified as an operating cash inflow if we had not adopted FAS 123R. Results from prior periods have not been restated.

As of March 31, 2006, the Company had $113.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.8 years. The fair value of awards with graded vesting granted prior to January 1, 2006 was determined using the multiple option approach, and the related compensation cost is recognized using the accelerated recognition method found in FASB Interpretation No. 28. The fair value of awards with graded vesting granted after January 1, 2006 is determined using the multiple option approach, and the related compensation cost is recognized using the straight-line recognition method. We expect the majority of our outstanding nonvested options to vest.

Outlook

Liquidity and Capital Resources Overview. Currently, our liquidity needs arise primarily from: (i) commitments related to financing obtained through the issuance of long-term debt; (ii) working capital requirements; (iii) capital expenditures and (iv) dividend payments. Additionally, we have acquired businesses recently, may continue to acquire additional businesses in the future, and could fund any such acquisition using cash on hand and short-term investments, availability under our revolving credit facility, or a combination thereof. We believe that our cash on hand, short-term investments, cash flows from operations and amounts available under our revolving credit facility will be sufficient to meet our liquidity needs for the foreseeable future.

Stock Repurchase Program. We are authorized to repurchase up to $1.75 billion of our common stock on the open market under our previously announced repurchase program and subsequent amendments. Repurchases under the program will occur at times and in amounts that management deems appropriate, and we have repurchased approximately 43 million shares at an aggregate cost of approximately $1.6 billion under this program through May 5, 2006. Additional details for repurchases under our stock repurchase program appear at Part II—Item 2.

Dividend. We have initiated a quarterly cash dividend. The first payment of $0.10 per share of common stock was declared by our board of directors on April 5, 2006 and is payable on July 17, 2006 to stockholders of record on June 30, 2006. We will record this dividend in the second quarter of 2006. Based on common shares issued and outstanding as of April 30, 2006 (including shares held in trust to be utilized in employee benefit plans), we estimate that the amount of the dividend will total approximately $44.2 million.

Derivative Financial Instrument. We plan to issue 10-year fixed rate debt in the second half of 2006 to replace our $450 million principal amount 7.375% senior notes, which mature in October 2006. In June 2005, we entered into a treasury lock agreement for the purpose of eliminating the variability in future interest payments on the planned issuance of 10-year fixed rate debt due to changes in the benchmark interest rate that may occur between the execution date of the agreement and the pricing date of the fixed rate debt. The treasury lock agreement is based on a 10-year U.S. Treasury Note with an aggregate principal balance of $450 million. We have designated the treasury lock agreement as a cash flow hedge, and have recorded the fair value of the agreement in “Prepaid expenses and other current assets” with a corresponding offset to “Accumulated other comprehensive income (loss)” on the accompanying condensed consolidated balance sheets. The fair value of the agreement, which represents both the present value of future cash flows and the amount we would receive if the agreement were terminated, was approximately $25.8 million and $9.8 million as of March 31, 2006 and December 31, 2005, respectively. The critical terms of the hedging instrument and the hedged forecasted transaction are the same, and we had no ineffectiveness with regard to the agreement. The ultimate effective gain or loss on the agreement will be recognized over the term of the debt as a component of the total interest expense related to interest payments on the debt issuance.

Planned Capital Expenditures. We expect total capital expenditures for 2006 to be approximately $150 million. This amount may vary based on the timing of certain projects.

Deferred Income Taxes. We previously had significant federal income tax NOLs that were primarily generated from losses incurred in our discontinued physician practice management business. During the year ended December 31, 2005, we generated sufficient taxable income to fully utilize our remaining federal income tax NOL carryforward, except for a portion of the amount which was acquired through the acquisition of AdvancePCS, and the amounts of cash taxes we paid through December 31, 2005, were significantly reduced by our utilization of NOLs. We expect the amount of cash taxes we pay in 2006 and future periods to more closely approximate the provision for income taxes that we record in our statements of income than it has in previous periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2005.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of March 31, 2006, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely manner.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the first fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to certain legal proceedings as described in Note 8, Contingencies, to its unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and hereby incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, the Company repurchased shares of its common stock, $0.001 par value per share, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Since Inception	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Balance at December 31, 2005			29,327,100	$763,358,867
January 2006	3,817,600	$50.16	33,144,700	$571,883,039
February 2006	1,852,700	$49.42	34,997,400	$480,323,381
March 2006 (3)	2,375,000	$49.74	37,372,400	$362,198,245

Total	8,045,300	$49.86	37,372,400	$362,198,245

(1)	Per share amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended March 31, 2006. The average price paid per share for all repurchases made under the program from its inception through March 31, 2006, was $37.13.
(2)	We are authorized to repurchase up to $1.75 billion of our common stock on the open market under our previously announced repurchase program. On July 1, 2002, we announced that we had adopted a program to purchase up to $150 million of our common stock on the open market. On July 20, 2004, we announced that we had raised the authorized repurchases under this program to $750 million. On May 17, 2005, we announced that we had raised the authorized repurchases under this program by $500 million to $1.25 billion, and on November 9, 2005, we announced that we had raised the authorized repurchases under this program by $500 million to $1.75 billion.

Our stock repurchase program does not have a set expiration date, and repurchases under the program will be made at times and in amounts as our management deems appropriate. Subsequent to March 31, 2006, the Company repurchased an aggregate of 5,256,100 shares of its common stock under this program at an average price per share of approximately $45.91. As of May 5, 2006, approximately $120.9 million of the $1.75 billion authorized under the repurchase program remained available for additional share repurchases.

(3)	Excludes 100,000 shares for a repurchase transaction initiated on March 30, 2006 and settled on April 3, 2006. These shares are included in the shares repurchased subsequent to March 31, 2006 discussed in the preceding note.

Item 6.	Exhibits

Exhibit No.
31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	–	Section 1350 Certification of Chief Executive Officer.

32.2	–	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caremark Rx, Inc.

By:	/s/ PETER J. CLEMENS IV
Peter J. Clemens IV
Executive Vice President and
Chief Financial Officer

Date: May 9, 2006