Form 10-Q
period 2006-06-30
CAREMARK RX INC
filed 2006-08-09
CIK 1000736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, the registrant had 426,906,501 shares (including 5,662,427 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

CAREMARK RX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$880,285	$1,268,883
Short-term investments	396,320	666,040
Short-term investments—restricted	—	27,500
Accounts receivable, less allowance for doubtful accounts of $58,876 in 2006 and $50,604 in 2005	2,251,806	2,074,586
Inventories	411,255	449,199
Deferred tax asset, net	93,514	112,586
Prepaid expenses and other current assets	71,684	46,303

Total current assets	4,104,864	4,645,097
Property and equipment, net of accumulated depreciation of $390,439 in
2006 and $343,565 in 2005	314,707	314,959
Goodwill, net	7,131,050	7,131,050
Other intangible assets, net of accumulated amortization of $123,990 in 2006 and $100,745 in 2005	708,055	731,300
Other assets	28,430	28,442

Total assets	$12,287,106	$12,850,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$955,427	$849,358
Claims and discounts payable	2,386,543	2,438,813
Other accrued expenses and liabilities	495,585	343,158
Income taxes payable	13,220	17,137
Current portion of long-term debt	60,900	63,400

Total current liabilities	3,911,675	3,711,866
Long-term debt, net of current portion	389,100	386,600
Deferred tax liability	240,162	245,389
Other long-term liabilities	335,733	326,427

Total liabilities	4,876,670	4,670,282
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 700,000 shares authorized; issued and outstanding—484,474 shares in 2006 and 481,066 shares in 2005	484	481
Additional paid-in capital	8,832,057	8,719,492
Treasury stock—57,296 shares in 2006 and 29,327 shares in 2005	(2,326,983)	(986,641)
Shares held in trust—5,693 in 2006 and 5,807 in 2005	(91,772)	(93,616)
Retained earnings	993,231	551,447
Accumulated other comprehensive income (loss), net	3,419	(10,597)

Total stockholders’ equity	7,410,436	8,180,566

Total liabilities and stockholders’ equity	$12,287,106	$12,850,848

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue (1)	$9,438,304	$8,199,167	$18,345,554	$16,551,054

Cost of revenues (1)(2)	8,850,761	7,686,461	17,224,206	15,556,089
Selling, general and administrative expenses	138,648	117,993	268,272	232,272
Depreciation	25,198	24,556	50,478	48,560
Amortization of intangible assets	10,619	11,725	22,218	23,808
Integration and other related expenses	—	5,912	—	7,121
Interest (income) expense, net	(8,657)	819	(19,531)	5,041

	9,016,569	7,847,466	17,545,643	15,872,891

Income before provision for income taxes	421,735	351,701	799,911	678,163
Provision for income taxes	166,586	138,922	315,965	267,874

Net income	$255,149	$212,779	$483,946	$410,289

Average number of common shares outstanding—basic	431,278	447,559	437,524	449,162
Common stock equivalents—stock options and warrants	5,749	8,920	6,135	8,745

Average number of common shares outstanding—diluted	437,027	456,479	443,659	457,907

Net income per common share—basic	$0.59	$0.48	$1.11	$0.91

Net income per common share—diluted	$0.58	$0.47	$1.09	$0.90

Cash dividends declared per share	$0.10	$—	$0.10	$—

(1)	Includes approximately $1.5 billion and $1.4 billion of retail copayments for the three months ended June 30, 2006 and 2005, respectively, and approximately $3.0 billion and $2.9 billion of retail copayments for the six months ended June 30, 2006 and 2005, respectively.
(2)	Excludes approximately $21.8 million and $21.3 million of depreciation expense for the three months ended June 30, 2006 and 2005, respectively, and approximately $43.7 million and $41.7 million of depreciation expense for the six months ended June 30, 2006 and 2005, respectively. Depreciation expense is presented separately.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from continuing operations:
Net income	$483,946	$410,289
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	72,696	72,368
Share-based compensation	20,903	6,441
Deferred income taxes	4,766	236,125
Non-cash interest expense	1,027	1,240
Write-off of deferred financing costs	—	686
Other non-cash expenses	404	153
Changes in operating assets and liabilities, net of effects of acquisitions/disposals of businesses	39,714	(156,329)

Net cash provided by continuing operations	623,456	570,973
Cash flows from investing activities:
Purchase of short-term investments	(270,596)	(689,000)
Sale of short-term investments	567,816	246,544
Capital expenditures, net	(50,755)	(55,801)
Investment in business	(464)	(2,251)

Net cash provided by (used in) investing activities	246,001	(500,508)
Cash flows from financing activities:
Purchase of treasury stock	(1,340,342)	(287,988)
Excess tax benefit from share-based compensation	49,092	—
Proceeds from stock issued under equity-based compensation plans	39,767	38,431
Payments on indebtedness	—	(148,678)

Net cash used in financing activities	(1,251,483)	(398,235)
Cash used in discontinued operations—operating activities	(6,572)	(8,592)

Net decrease in cash and cash equivalents	(388,598)	(336,362)
Cash and cash equivalents—beginning of period	1,268,883	1,078,803

Cash and cash equivalents—end of period	$880,285	$742,441

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Note 1. Business and Basis of Presentation

Caremark Rx, a Delaware corporation, is one of the largest pharmaceutical services companies in the United States. The Company’s operations are conducted primarily through Caremark Inc. (“Caremark”), a wholly-owned, indirect subsidiary of Caremark Rx, and CaremarkPCS (f/k/a AdvancePCS) (“CaremarkPCS” or “AdvancePCS”), a wholly-owned, direct subsidiary of Caremark Rx. The Company’s customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States. During the three months and six months ended June 30, 2006, one customer, the Federal Employees Health Benefit Plan, accounted for approximately 15% of the Company’s net revenue. During the three months and six months ended June 30, 2005, the Federal Employees Health Benefit Plan accounted for approximately 16% of the Company’s net revenue.

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

Note 2. Share-Based Compensation

Share-Based Compensation. The Company offers participation in its stock option plans to certain employees and individuals and offers participation in its employee stock purchase plan (“ESPP”) to all employees. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123R”), using the modified prospective transition method described therein. Accordingly, on January 1, 2006, the Company began recognizing compensation cost from share-based payment arrangements based on their grant-date fair value. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognized approximately $10.7 million and $20.9 million in share-based compensation expense related to employee stock option and ESPP transactions in the three months and six months ended June 30, 2006, respectively. The total income tax benefit recognized in the income statement for the three months and six months ended June 30, 2006 for share-based compensation arrangements was approximately $4.0 million and $8.0 million, respectively.

Prior to January 1, 2006, the Company accounted for options to purchase its common stock under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by FAS 123. Under APB 25, the Company recognized share-based compensation expense based on the difference in the market price and the exercise price (the “intrinsic value”) of options at their grant date. The exercise price of option grants under the Company’s stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no share-based compensation expense related to stock options, other than share-based compensation expense for the replacement stock options issued in connection with the acquisition of AdvancePCS, was recognized in the accompanying unaudited condensed consolidated financial statements in the three months and six months ended June 30, 2005. The Company recognized approximately $2.9 million and $6.4 million of share-based compensation expense in the three months and six months ended June 30, 2005, respectively, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange for their AdvancePCS options upon completion of the Company’s acquisition of AdvancePCS on March 24, 2004. The following table illustrates the effect on net income and net income per common share for the three months and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of FAS 123, using the Black-Scholes model (multiple-option method) to compute the fair value of stock option grants (dollars in millions, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
As reported:
Net income	$212.8	$410.3

Share-based employee compensation cost (1)	$1.8	$4.0

Net income per common share—basic	$0.48	$0.91

Net income per common share—diluted	$0.47	$0.90

Pro forma:
Net income	$206.8	$401.3

Share-based employee compensation cost (2)	$7.8	$13.0

Net income per common share—basic	$0.46	$0.89

Net income per common share—diluted	$0.45	$0.88

Black-Scholes assumptions (3) (weighted average):
Expected term (years)	4.0	4.0
Expected volatility	28%	28%
Risk-free interest rate	3.96%	3.81%

(1)	Represents the amount of share-based employee compensation cost (net of benefit from income taxes) included in the determination of net income during the period.
(2)	Represents the amount of share-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income if the fair value based method had been applied to all awards vesting during the period, including the unvested replacement stock options issued to AdvancePCS optionees.
(3)	Represents Black-Scholes inputs used to value options granted during the three months and six months ended June 30, 2005.

As a result of adopting FAS 123R as required, the Company’s income before income taxes and net income for the three months ended June 30, 2006, are $9.6 million and $5.8 million lower, respectively, and its basic and diluted earnings per share for the three months ended June 30, 2006 are $0.02 lower than if the Company had not adopted FAS 123R. The Company’s income before income taxes and net income for the six months ended June 30, 2006, are $18.7 million and $11.3 million lower, respectively, and its basic and diluted earnings per share for the six months ended June 30, 2006 are $0.02 lower and $0.03 lower, respectively, than if the Company had not adopted FAS 123R.

In addition, FAS 123R changed the statement of cash flows classification of the tax benefit received for the amount of income tax deductions taken for option exercises in excess of share-based compensation cost recognized for those options (the “excess tax benefit”). Excess tax benefits were previously reported as cash flows from operating activities, but are required to be reported as cash flows from financing activities under FAS 123R. The $49.1 million excess tax benefit classified as a financing cash inflow for the six months ended June 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted FAS 123R as required. Results from prior periods have not been restated.

Stock Options. All option grants made by the Company subsequent to March 24, 2004, occur under the Company’s 2004 Stock Incentive Plan. These options typically vest and become exercisable in incremental annual installments over a period of five years and expire no later than ten years from the date of grant. Options granted prior to 2004 under Caremark Rx’s previous stock option plans generally became fully vested on the second anniversary of the grant date and expire no later than ten years from the date of grant. As of June 30, 2006, the remaining available number of common shares authorized for distribution under the Company’s 2004 Stock Incentive Plan was approximately 13.2 million.

The Company uses the Black-Scholes model (multiple-option method) to compute the fair value of stock option grants. For the six months ended June 30, 2006, the grant-date fair value of each option award was estimated on the date of grant using the following assumptions:

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

The following table summarizes stock option activity during the six months ended June 30, 2006:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding at January 1, 2006	21,183	$22.54
Granted	4,154	$50.80
Exercised	(3,492)	$9.40
Forfeited/expired	(616)	$33.95

Outstanding at June 30, 2006	21,229	$29.90	7.34	$427,842

Exercisable at June 30, 2006	9,389	$17.58	5.63	$303,231

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $16.54 and $10.72, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $144.7 million and $74.7 million, respectively. The actual tax benefit realized for tax deductions from share-based payment arrangements totaled $54.3 million and $27.7 million for the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, the Company had $104.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.7 years. The fair value of awards with graded vesting granted prior to January 1, 2006 was determined using the multiple option approach, and the related compensation cost is recognized using the accelerated recognition method found in FASB Interpretation No. 28. The fair value of awards with graded vesting granted after January 1, 2006 is determined using the multiple option approach, and the related compensation cost is recognized using the straight-line recognition method. The Company expects the majority of its outstanding nonvested options to vest.

Employee Stock Purchase Plan. The Company’s ESPP permits all employees who have been employed for at least sixty consecutive days to purchase common stock of the Company through a payroll deduction plan. Through June 30, 2006, the purchase price of the shares issued under the ESPP was the lesser of 85% of the closing price of the Company’s stock on the first or last business day of each month. The Company measured the share-based compensation cost of shares issued under the ESPP each month through June 2006 as the difference between the closing stock price on the last business day of each month and the lesser of 85% of the closing price of the Company’s stock on the first or last business day of that month. Effective July 1, 2006, the ESPP was amended, and shares issued under the ESPP subsequent to July 1, 2006 are purchased each pay period at a purchase price of 85% of the closing price of the Company’s stock on the date of purchase. Share-based compensation cost for shares issued under the ESPP subsequent to July 1, 2006 is measured as 15% of the closing price of the Company’s stock on the purchase date.

Director’s Deferred Compensation Stock Units. The Company’s Director Deferred Compensation Plan allows non-employee directors to electively defer their annual retainer into a number of stock units representing 115% of the deferred retainer amount based on the fair value of the Company’s common stock as computed under the plan. These stock units are converted into the Company’s common stock upon the occurrence of certain specified events pursuant to the provisions of the plan. The Director Deferred Compensation Plan has no option features, and the total annual retainer for non-employee directors, including any amounts deferred into stock units under the Director Deferred Compensation Plan, was expensed as incurred in all periods presented.

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

SilverScript Insurance Company is licensed through the Tennessee Department of Commerce and Insurance as a domestic insurance company under the applicable laws and regulations of the State of Tennessee and has filed expansion applications for licensure as an insurance company in other jurisdictions where it may seek to do business. Certain of the expansion insurance licensure applications were pending as of the date of this filing.

The Company has recorded estimates of various assets and liabilities arising from its participation in this program based on information in its claims management and enrollment systems. Significant estimates arising from its participation in the Medicare Part D program include: (i) estimates of low-income cost subsidy and reinsurance amounts ultimately payable to or receivable from CMS based on a detailed claims reconciliation that will occur in 2007 and (ii) estimates of amounts payable to or receivable from other PDPs or individuals for claims costs incurred during the startup phase of the program where widespread retroactive enrollment changes were communicated by CMS after such claims had been incurred.

The Company has also recorded an estimate of amounts receivable from CMS under a risk-sharing feature of the CMS program design, referred to as the risk corridor, under a method set forth by the SEC in a meeting held with the four largest U.S. independent registered public accounting firms in March 2006. This method of recording the risk corridor hypothetically presumes the plan ended on June 30, 2006, for the purpose of making the risk corridor calculation by analogy to EITF 93-6, Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises.

Note 4. Comprehensive Income

The Company includes changes in the fair value of its treasury lock agreement, which qualifies for hedge accounting, and changes in its minimum pension liability in comprehensive income. For the three months ended June 30, 2006 and 2005, comprehensive income was $260.7 million and $212.1 million, respectively. For the six months ended June 30, 2006 and 2005, comprehensive income was $498.0 million and $409.6 million, respectively. The difference between net income and comprehensive income for the three months and six months ended June 30, 2006 and 2005 is due primarily to changes in the fair value of the Company’s treasury lock agreement, net of taxes.

Note 5. Earnings Per Share

Options to purchase approximately 4.9 million shares of the Company’s common stock were outstanding at June 30, 2006, but were excluded from the Company’s computation of average number of common shares outstanding – diluted because inclusion of such options would be antidilutive.

Note 6. Dividend

The Company initiated a quarterly cash dividend in the second quarter of 2006. The first payment of $0.10 per share of common stock, or approximately $42.2 million in total, was declared by the Company’s board of directors on April 5, 2006 and was paid on July 17, 2006 to stockholders of record on June 30, 2006.

Note 7. Long-Term Debt, Derivative Financial Instrument and Interest Rate Risk Management

The Company’s long-term debt at June 30, 2006, and December 31, 2005, consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Bank Credit Facility	—	—
7.375% senior notes due 2006 (1)	450,000	450,000
Less amounts due within one year:
7.375% senior notes due 2006 (1)	(60,900)	(63,400)

	$389,100	$386,600

(1)	The Company intends to replace these notes. However, the amount classified as long-term debt is limited to the availability under the Company’s revolving credit facility discussed below under “Bank Credit Facility.”

Bank Credit Facility. The Company’s bank credit facility matures on March 23, 2009, and currently consists of a $400 million revolving credit facility. At June 30, 2006 and December 31, 2005, the Company had

approximately $389.1 million and $386.6 million, respectively, available for borrowing under the revolving facility, exclusive of approximately $10.9 million and $13.4 million, respectively, reserved under letters of credit.

Debt Covenant Compliance. The Company was in compliance with all debt covenants at June 30, 2006.

Derivative Financial Instrument and Interest Rate Risk Management. The Company plans to issue 10-year fixed rate debt in the second half of 2006 to replace its 7.375% senior notes, which mature in October 2006. In June 2005, the Company entered into a treasury lock agreement for the purpose of eliminating the variability in future interest payments on the planned debt issuance due to changes in the benchmark interest rate that may occur between the execution date of the agreement and the pricing date of the fixed rate debt. The treasury lock agreement is based on a 10-year U.S. Treasury Note with an aggregate principal balance of $450 million. The Company has designated the treasury lock agreement as a cash flow hedge and has recorded the fair value of the agreement in “Prepaid expenses and other current assets” with a corresponding offset to “Accumulated other comprehensive income (loss)” on the accompanying condensed consolidated balance sheets. The fair value of the agreement, which represents both the present value of future cash flows and the amount the Company would receive if the agreement were terminated, was approximately $34.9 million and $9.8 million as of June 30, 2006 and December 31, 2005, respectively. The critical terms of the hedging instrument and the hedged forecasted transaction are the same, and the Company had no ineffectiveness with regard to the agreement. The ultimate effective gain or loss on the agreement will be recognized over the term of the debt as a component of the total interest expense related to interest payments on the debt issuance. The Company does not hold or issue derivative financial instruments for trading purposes.

Note 8. Income Taxes

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

Note 9. Contingencies

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

In May 2006, Caremark received a document subpoena from the United States Attorney’s Office for the Southern District of New York requesting certain information relating to the Company’s stock option grants and an informal inquiry from the Securities and Exchange Commission requesting certain information relating to the Company’s stock option grants and its relocation program for employees moving from Birmingham, Alabama to Nashville, Tennessee when the Company’s corporate headquarters was moved. The Company is continuing to provide documents responsive to these inquiries. The Company intends to fully cooperate with these requests for information and cannot predict the timing, outcome or consequence of the review of such information.

In January 2006, a purported shareholder’s derivative lawsuit was filed by the City of Dania Beach Police & Firefighters’ Retirement System, the Washtenaw County Employees Retirement System and Nicholas Weil (“Dania Beach”) in the Circuit Court of Davidson County, Tennessee. The lawsuit states that it was filed for the benefit of Caremark Rx, which is a nominal defendant. The defendants are the current members of the Company’s board of directors and two former members of the board of directors. The complaint alleges that the individual defendants breached their fiduciary duties by failing to adequately oversee Caremark’s operations with respect to, among other things, providing pharmacy benefit management services under its contract with the State of Florida. The allegations appear to be based largely on allegations asserted in other pending lawsuits against the Company and in media reports, including allegations contained in the Florida qui tam action described below. The complaint seeks to recover compensatory damages plus costs and attorneys’ fees from the individual defendants. In May 2006, while the Company’s motion to dismiss the lawsuit was pending, the plaintiffs filed a new complaint, purporting to add allegations related to certain stock option grants, and naming as defendants a number of the Company’s current and former directors and officers who, among other things, are alleged to have received such grants. Additionally, two other purported shareholder derivative lawsuits, one filed by Marie Soffer and the other filed by Robert I. Garber, were filed in the Circuit Court of Davidson County in May 2006 and June 2006, respectively, naming Caremark Rx as a nominal defendant and asserting similar claims and allegations against certain of the Company’s current and former directors concerning certain stock option grants. These lawsuits likewise seek to recover compensatory damages plus costs and attorneys’ fees from the individual defendants. In July 2006, the judge presiding over these three state derivative lawsuits ruled that all claims and allegations pertaining to the Company’s stock option grants were to be consolidated into a single lawsuit and directed that a proposed consolidation order be submitted. The Company expects that a single consolidated complaint will be filed or designated with respect to the stock option claims and allegations.

In May 2006, two purported shareholder derivative lawsuits were filed by Stewart Simon and Pirelli Armstrong Tire Corporation Medical Benefits Trust, respectively, in the United States District Court for the Middle District of Tennessee; a third purported shareholder derivative suit was filed by Charles Conrardy in June 2006 in the same court. The lawsuits state that they were filed for the benefit of Caremark Rx, which is a nominal defendant, and each includes, among other things, various claims and allegations concerning certain of the Company’s stock option grants. In July 2006, a federal magistrate judge ordered the cases consolidated, and in August 2006, the plaintiffs filed a consolidated complaint which supersedes the individual complaints. The consolidated complaint names certain of the Company’s present and former directors and officers as individual defendants and alleges, among other things, that the individual defendants breached their fiduciary duties and violated federal securities laws in connection with certain stock option grants. The consolidated complaint seeks to recover compensatory damages plus costs and attorneys’ fees from the individual defendants and also seeks an accounting, rescission and constructive trust with respect to certain stock option grants.

In February 2006, the United States District Court for the Northern District of Illinois unsealed an amended qui tam complaint filed in March 2004 by four relators who were formerly employed by Caremark. These same relators filed the California qui tam lawsuit described below, and two of them filed the Florida qui tam lawsuit described below. The original qui tam complaint, which was unsealed at the same time as the amended complaint, was filed in December 2003. The federal qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the Federal False Claims Act and various state statutes. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. The United States, acting through the U.S. Attorney’s Office in Chicago, Illinois, has declined to intervene in the lawsuit. In June 2006, the lawsuit, which has been proceeding as a private action without intervention by the federal government, was dismissed by the court without prejudice due to failure to plead with particularity and other grounds. The plaintiffs subsequently filed an amended complaint, and Caremark has filed a motion to dismiss the amended complaint, which is pending before the court.

In June 2005, the Superior Court of California, County of Los Angeles, entered an order unsealing a qui tam complaint filed by four relators who were formerly employed by Caremark, including the two relators who filed the Florida qui tam lawsuit described below. The relators have filed the lawsuit purportedly on behalf of the State of California. The California qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the California False Claims Act. The State of California, acting through the Office of the Attorney General, has declined to intervene in the qui tam lawsuit, and the court issued an order confirming the State of California’s election not to intervene on June 22, 2005. The lawsuit has been proceeding as a private action without intervention by the state government. In May 2006, the court granted Caremark’s demurrer and dismissed the case without prejudice on jurisdictional and other grounds. The plaintiffs subsequently filed an amended complaint, and the Company intends to seek dismissal of the amended complaint.

In May 2005, the United States District Court for the Western District of Texas issued an order unsealing a qui tam complaint filed by relator Janaki Ramadoss, a former Caremark employee. The complaint originally was filed under seal on August 25, 1999 and includes allegations relating to Caremark’s processing of Medicaid claims and claims of certain other government programs. The lawsuit seeks monetary damages and includes allegations under the federal false claims act and various state fraud and false claims acts. The United States Department of Justice and the States of Texas, Tennessee, Florida and Arkansas have intervened in the lawsuit and filed an amended complaint, and the State of Louisiana also has intervened and filed a complaint. The relator has also filed an amended complaint against Caremark. The State of California has intervened without filing a separate complaint but instead is relying upon the allegations in the relator’s amended complaint. In March 2006, the court denied Caremark’s motions to dismiss the amended complaints, and discovery in the lawsuit is ongoing.

In December 2004, Caremark filed a complaint in the United States District Court for the Middle District of Tennessee for declaratory and injunctive relief against TennCare, the State of Tennessee’s managed healthcare program. TennCare provides healthcare coverage to individuals eligible for Medicaid benefits and other uninsured or uninsurable individuals. The complaint sought a declaration that certain pharmacy benefit plan limitations, including timely filing requirements, pharmacy network limitations and pharmacy benefit card presentation requirements, are enforceable with respect to claims submitted to Caremark by TennCare for reimbursement by pharmacy benefit plans administered by Caremark. In October 2005, the court granted TennCare’s motion for summary judgment and ruled that pharmacy benefit card presentation requirements and timely filing restrictions in a beneficiary’s health insurance plan do not apply to TennCare’s reimbursement claims. In rendering its decision, the court stated that the matter decided was “based on a good faith disagreement about a complex area of the law.” Caremark has appealed the District Court’s ruling to the United States Court of Appeals for the Sixth Circuit, and this appeal is still pending.

In October 2004, Caremark Rx and Caremark were served with a complaint filed in the United States District Court for the Northern District of Illinois by the Chicago District Council of Carpenters Welfare Fund alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In addition, the lawsuit alleges breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The lawsuit seeks unspecified monetary damages and restitution. In April 2005, the court granted Caremark’s motion to dismiss as to the ERISA claims, and in August 2005, the court granted Caremark’s motion to dismiss the remaining state law claims for lack of jurisdiction. The plaintiff has subsequently appealed the court’s dismissal of the ERISA claims to the United States Court of Appeals for the Seventh Circuit, where it is now pending. In September 2005, the plaintiff re-filed its state law claims in the Circuit Court of Cook County in the State of Illinois. Caremark has filed a motion to dismiss the state law claims. In July 2006, the state court issued a memorandum opinion and order granting in part, and denying in part, Caremark’s motion to dismiss the state law claims. The court granted the motion to dismiss Caremark Rx as a party, granted the motion to dismiss the consumer fraud claims without prejudice and substantially narrowed the scope of the breach of contract claims against Caremark.

In July 2004, Caremark Rx and Caremark were served with a putative private class action lawsuit filed by Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, in the United States District

Court for the Middle District of Tennessee alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined by ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. This lawsuit, which is similar to the Bickley and Dolan actions described below and other pending litigation filed against other PBM companies, seeks unspecified monetary damages and injunctive relief. In August 2005, Caremark Rx was dismissed from the action. Caremark’s motion to dismiss the case and motion to transfer venue were denied by the court, and discovery in the lawsuit is ongoing.

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

In October 2003, Caremark Rx, Caremark and AdvancePCS were served with a putative class action complaint filed against them and two PBM competitors in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The plaintiffs twice amended and restated their class action complaint, most recently asserting two claims under a single count purportedly arising under Section 1 of the Sherman Act. The court granted a motion filed by Caremark Rx and Caremark to transfer venue to the United States District Court for the Northern District of Illinois pursuant to the terms of the pharmacy services agreements between Caremark and the plaintiffs. The court also granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. In May 2005, the plaintiffs in this case filed a putative class action arbitration demand with the American Arbitration Association against AdvancePCS that is nearly identical to the complaint pending in the Northern District of Illinois against Caremark. The demand purports to cover direct claims made against AdvancePCS and seeks treble damages and injunctive relief enjoining the alleged antitrust violations. The arbitration proceeding has been stayed by agreement of the parties pending developments in the court case against Caremark Rx and Caremark, which is in discovery and awaiting a ruling on class certification. The plaintiffs are seeking three times actual monetary damages and injunctive relief enjoining the alleged antitrust violations.

In August 2003, AdvancePCS was served with a putative class action brought by Bellevue Drug Co., Robert Schreiber, Inc., d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co., d/b/a Parkway Drugs #4, purportedly on behalf of themselves and all others similarly situated, and the Pharmacy Freedom Fund and the National Community Pharmacists Association, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege antitrust violations under Section 1 of the Sherman Act arising from AdvancePCS’s establishment of network rates for retail pharmacies. The plaintiffs seek for themselves and the purported class three times actual monetary damages and injunctive relief enjoining the alleged antitrust violations. The court granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The plaintiffs moved for reconsideration of the court’s decision or to have the decision certified for an immediate appeal, and their motion was denied. The plaintiffs recently moved again for relief from the court’s decision to stay, indicating that they do not intend to arbitrate under the terms of the arbitration agreement in issue. The motion is pending.

In April 2006, the plaintiffs in a putative antitrust class action brought by Brady Enterprises, Inc., Charlotte J. Lopacki, d/b/a Budget Drug, Heritage Pharmacy, the Pharmacy Freedom Fund and the National Community Pharmacists Association against Medco Health Solutions, Inc. and Merck & Co., Inc. in the United States District Court for the Eastern District of Pennsylvania, filed a motion before the Judicial Panel on Multidistrict Litigation under the name In re Pharmacy Benefit Manager (PBM) Antitrust Litigation, seeking to have a number of cases in other courts brought by other plaintiffs and against different defendants transferred to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. The plaintiff scheduled both the North Jackson Pharmacy litigation and the Bellevue Drug Co. litigation described above as subject to its motion. Caremark has filed a response in opposition to this motion.

In March and April of 2003, AdvancePCS, and subsequently Caremark Rx and Caremark, were served with a complaint by an individual named Robert Irwin filed against them in the Superior Court of the State of California. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. Irwin has recently amended his complaint and purported to assert a class action on behalf of all California members of non-ERISA health plans and/or all California taxpayers. No motion for class certification has been filed, and discovery is ongoing.

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

In April 2002, Caremark Rx was served with a putative private class action lawsuit that was filed by Roland Bickley, purportedly on behalf of the Georgia Pacific Corporation Life, Health and Accident Plan, in the United States District Court, Central District of California alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In August 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx subsequently was served in May 2002 with a virtually identical lawsuit, containing the same types of allegations, which was filed by Mary Dolan, purportedly on behalf of Wells Fargo Health Plan, and also filed in the United States District Court, Central District of California. In December 2002, this case also was ordered transferred to the United States District Court, Northern District of Alabama. Both of these lawsuits were amended to name Caremark as a defendant, and Caremark Rx was dismissed from the second case filed. These lawsuits, which are similar to the Moeckel case described above, the pending Glanton and Mulder litigation filed against AdvancePCS (described below) and similar litigation involving other PBM companies, seek unspecified monetary damages and injunctive relief. Caremark Rx and Caremark, as applicable, filed motions seeking the complete dismissal of both of these actions on various grounds. In December 2004, the court presiding over the Bickley matter entered an order dismissing that case in its entirety with prejudice, finding that the plaintiff lacked standing, had failed to exhaust his administrative remedies and that Caremark was not a fiduciary under ERISA as to the plaintiff. Bickley then filed a Motion to Alter or Amend the court’s order, which was denied by the court in February 2005. In June 2006, the United States Court of Appeals for the Eleventh Circuit affirmed the lower court’s dismissal of the Bickley case with prejudice. The Dolan matter had been stayed pending the Eleventh Circuit’s decision in Bickley, and the Company intends to reinstate its motion to dismiss this case.

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

In March 1998, PCS Health Systems, Inc., a subsidiary of PCS Holding Corporation, which was acquired by Advance Paradigm (now known as CaremarkPCS) in October 2000, was served with a putative class action lawsuit filed by Ed Mulder in the United States District Court of the District of New Jersey. The lawsuit alleges that PCS Health Systems, Inc. acts as a fiduciary, as that term is defined in ERISA, and has breached certain purported fiduciary duties under ERISA. The plaintiff is seeking injunctive relief and monetary damages in an unspecified amount. The plaintiff purported to represent a nationwide class consisting of all members of all ERISA plans for which PCS Health Systems, Inc. provided PBM services during the class period. AdvancePCS opposed certification of this class, and in July 2003 the court entered an order certifying a more limited class comprised only of members of those ERISA plans for which PCS Health Systems, Inc. provided services under its contract with a single MCO for a limited time period. In April 2006, the court granted summary judgment in favor of PCS Health Systems, Inc. finding that it was not acting as a fiduciary under ERISA in providing PBM services, including services related to claims processing, rebate services, drug utilization review and therapeutic intervention. The court dismissed the case in its entirety with prejudice, and the time for the plaintiff to appeal the decision has expired.

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

Note 10. Recent Accounting Pronouncement

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that an individual tax position meet a “more likely than not” threshold for any part of the benefit of that position to be recognized in a company’s financial statements. In addition, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is continuing to evaluate the impact of FIN 48 in its financial statements; however, the Company does not expect FIN 48 to have a material effect on its financial position or results of operations.

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2006

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

We generate our net revenue primarily from dispensing prescription drugs on behalf of our customers. We dispense these prescriptions drugs through our seven large, automated mail service pharmacies, our 21 smaller, regional specialty mail service pharmacies and a nationwide network composed of over 60,000 retail pharmacies with which we have contracted to purchase pharmaceuticals on behalf of our customers for immediate delivery to their participants.

Critical Accounting Policies and Estimates

In addition to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K, the following critical accounting estimates were made in the preparation of our financials statements for the three month and six month periods ended June 30, 2006:

Medicare Part D. As described elsewhere in this Quarterly Report on Form 10-Q, we began participating in the federal government’s Medicare Part D program as a Prescription Drug Plan (“PDP”) on January 1, 2006, and our net revenue includes premiums associated with our PDP. These premiums are determined based on our annual bid and related contractual arrangements with the Centers for Medicare and Medicaid Services (“CMS”) and are primarily comprised of a beneficiary premium, which is the responsibility of the PDP member but is subsidized by CMS in the case of low-income members, and a direct subsidy paid by CMS. These premiums are recognized in net revenue over the period in which members are entitled to receive benefits. Premiums received in advance of the applicable benefit period are recorded in “Other accrued expenses and liabilities” on the accompanying condensed consolidated balance sheet at June 30, 2006.

In addition to these premiums, our PDP net revenue also includes copayments, deductibles and coinsurance, collectively referred to as member responsibility amounts, related to members’ prescription claims. CMS subsidizes these member responsibility amounts for low-income members based on the relationship of the member’s income to federal guidelines and pays us an estimated prospective subsidy amount each month. CMS is also responsible for 80% of an individual member’s submitted claims cost, regardless of the member’s income level, to the extent it exceeds a total of $5,100 in 2006, and CMS also pays us prospectively for its estimated liability under this feature of the Part D plan design. The prospective amounts paid by CMS are recorded in “Other accrued expenses and liabilities” on the accompanying condensed consolidated balance sheet at June 30, 2006, to the extent that they differ from amounts earned based on actual claims experience.

We account for the CMS obligations and member responsibility amounts on a gross basis consistent with our PBM revenue recognition policies, including our application of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, which appear in our Annual Report on Form 10-K for the year ended December 31, 2005. Additionally, we include actual amounts paid by members of our PDP to the third-party pharmacies in our retail network in the total retail copayments reflected on the accompanying condensed consolidated statements of income.

We have recorded estimates of various assets and liabilities arising from our participation in this program based on information in our claims management and enrollment systems. Significant estimates arising from our participation in the Medicare Part D program include: (i) estimates of low-income cost subsidy and reinsurance amounts ultimately payable to or receivable from CMS based on a detailed claims reconciliation that will occur in 2007 and (ii) estimates of amounts payable to or receivable from other PDPs or individuals for claims costs incurred during the startup phase of the program where widespread retroactive enrollment changes were communicated by CMS after such claims had been incurred.

We have also recorded an estimate of amounts receivable from CMS under a risk-sharing feature of the CMS program design, referred to as the risk corridor, under a method set forth by the SEC in a meeting held with the four largest U.S. independent registered public accounting firms in March 2006. This method of recording the risk corridor hypothetically presumes the plan ended on June 30, 2006, for the purpose of making the risk corridor calculation by analogy to EITF 93-6, Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises. Because of the unique nature of the Part D plan design, this accounting method is expected to result in our profitability under the plan increasing during the second half of the year. Actual amounts of Medicare Part D-related assets and liabilities could differ materially from amounts recorded.

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

There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. These legal matters are described in Note 9, Contingencies, to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected information about our results of continuing operations for the three month and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,		Increase/(Decrease) 2006 over 2005
	2006	2005	2006	2005	Three Months	Six Months
	(In thousands, except per share amounts)
Net revenue (4)(6)	$9,438,304	$8,199,167	$18,345,554	$16,551,054	15.1%	10.8%

Cost of revenues (excluding depreciation) (1)(4)	8,850,761	7,686,461	17,224,206	15,556,089	15.1%	10.7%
Selling, general and administrative expenses (5)	138,648	117,993	268,272	232,272	17.5%	15.5%
Depreciation	25,198	24,556	50,478	48,560	2.6%	3.9%
Amortization of intangible assets	10,619	11,725	22,218	23,808	(9.4)%	(6.7)%
Integration and other related expenses	—	5,912	—	7,121	(100.0)%	(100.0)%
Interest (income) expense, net	(8,657)	819	(19,531)	5,041	—	—

	9,016,569	7,847,466	17,545,643	15,872,891	14.9%	10.5%

Income before provision for income taxes	421,735	351,701	799,911	678,163	19.9%	18.0%
Provision for income taxes	166,586	138,922	315,965	267,874	19.9%	18.0%

Net income	$255,149	$212,779	$483,946	$410,289	19.9%	18.0%

Net income per common share—diluted	$0.58	$0.47	$1.09	$0.90	23.4%	21.1%

Operating Income (2)	$413,078	$352,520	$780,380	$683,204	17.2%	14.2%

Operating Margin	4.4%	4.3%	4.3%	4.1%

EBITDA (3)	$448,895	$388,801	$853,076	$755,572	15.5%	12.9%

EBITDA Margin	4.8%	4.7%	4.7%	4.6%

Net cash provided by (used in):
Continuing operations	$259,071	$303,961	$623,456	$570,973	(14.8)%	9.2%

Investing activities	$348,714	$(173,732)	$246,001	$(500,508)	300.7%	(149.2)%

Financing activities	$(920,554)	$(190,165)	$(1,251,483)	$(398,235)	(384.1)%	214.3%

Discontinued operations	$(5,599)	$(7,541)	$(6,572)	$(8,592)	25.8%	(23.5)%

Revenues:
Mail Service	$3,189,812	$2,860,888	$6,282,017	$5,639,283	11.5%	11.4%
Retail (4)	6,165,299	5,268,224	11,904,599	10,770,974	17.0%	10.5%
Other (6)	83,193	70,055	158,938	140,797	18.8%	12.9%

	$9,438,304	$8,199,167	$18,345,554	$16,551,054	15.1%	10.8%

Cost of revenues:
Drug ingredient cost (4)	$8,608,096	$7,463,015	$16,731,978	$15,097,995	15.3%	10.8%
Pharmacy operating costs and other costs of revenues (1)	242,665	223,446	492,228	458,094	8.6%	7.5%

	$8,850,761	$7,686,461	$17,224,206	$15,556,089	15.1%	10.7%

Pharmacy claims processed:
Mail	15,199	14,452	30,255	28,755	5.2%	5.2%
Retail (7)	116,289	120,232	233,519	250,554	(3.3)%	(6.8)%

	131,488	134,684	263,774	279,309	(2.4)%	(5.6)%

(1)	Cost of revenues excludes allocable depreciation of $21.8 million and $21.3 million in the three months ended June 30, 2006 and 2005, respectively, and $43.7 million and $41.7 million in the six months ended June 30, 2006 and 2005, respectively. These amounts are included in total depreciation for each period.
(2)	Operating Income equals net revenue less cost of revenues, selling, general and administrative expenses, depreciation, amortization of intangible assets and integration and other related expenses. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (3) below.
(3)	We believe that EBITDA, which is a non-GAAP financial measure, is a supplemental measurement tool used by analysts and investors to help evaluate a company’s overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$255,149	$212,779	$483,946	$410,289
Depreciation and amortization	35,817	36,281	72,696	72,368
Interest (income) expense, net	(8,657)	819	(19,531)	5,041
Provision for income taxes	166,586	138,922	315,965	267,874

EBITDA	448,895	388,801	853,076	755,572
Cash interest receipts (payments), net	5,230	(9,415)	23,733	(3,707)
Cash tax (payments) refunds, net	(215,560)	12,597	(258,004)	8,617
Other non-cash expenses	10,419	3,007	21,307	6,594
Other changes in operating assets and liabilities, net of acquisitions/disposals of businesses	10,087	(91,029)	(16,656)	(196,103)

Net cash provided by continuing operations	$259,071	$303,961	$623,456	$570,973

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
(4)	Includes $1.5 billion and $1.4 billion for the three months ended June 30, 2006 and 2005, respectively, and $3.0 billion and $2.9 billion for the six months ended June 30, 2006 and 2005, respectively, of amounts paid by individual participants in our customers’ benefit plans directly to the third-party pharmacies in our retail networks (i.e., “retail copayments”).
(5)	Includes share-based compensation of $10.7 million and $2.9 million in the three months ended June 30, 2006 and 2005, respectively, and $20.9 million and $6.4 million in the six months ended June 30, 2006 and 2005, respectively.
(6)	Includes $10.6 million in revenue in the three months and six months ended June 30, 2006 resulting from a change in estimate related to a settlement with a former AdvancePCS client.
(7)	Includes 10.2 million and 20.3 million claims in the three months and six months ended June 30, 2005, respectively, related to a large health plan customer for which we recorded revenue using the net revenue recognition method.

Results of operations for the three months ended June 30, 2006 compared to the same period in 2005

Net Revenue. Net revenue increased by $1.2 billion, or 15.1%, to $9.4 billion in the three months ended June 30, 2006 from $8.2 billion in 2005. Revenue growth primarily reflects increases due to Medicare Part D, mail service growth and drug cost inflation partially offset by a higher dispensing rate of generic drugs (which have lower prices but result in healthcare cost savings for our customers) that had the effect of reducing revenues. Excluding the impact of higher generic dispensing rates, revenues for the three months ended June 30, 2006 would have increased approximately 19% over the 2005 amount.

Revenues from mail service claims increased $328.9 million, or 11.5%, to $3.2 billion in the three months ended June 30, 2006 from $2.9 billion in 2005. This increase results from an increase in mail service claim volume of approximately 5.2% and an increase in average revenue per mail service claim of 6.0%. The increase in mail service claim volume is related to increased utilization from existing customers and new volumes resulting from the Medicare Part D program. The increase in average revenue per mail service claim reflects increases in the prices of products dispensed partially offset by the effects of higher generic dispensing rates as described above. Our mail service generic dispensing rate was 41.3% in the three months ended June 30, 2006, compared to a mail service generic dispensing rate of 39.7% in 2005.

Revenues from retail claims increased $897.1 million, or 17.0% to $6.2 billion in the three months ended June 30, 2006 from $5.3 billion in 2005. This increase is primarily related to revenue from new client starts, including revenue related to the Medicare Part D program generally, as well as the impact of additional Medicare Part D services provided to a large health plan client under a revised contract, offset by client terminations. Retail claim volumes increased from the prior year period after excluding claim volume of a large health plan customer with 10.2 million claims in the three months ended June 30, 2005 for which we recorded revenue using the net revenue recognition method. The contract with this health plan customer was terminated subsequent to June 30, 2005.

Approximately 5.5% of the increase in average revenue per retail claim reflects increases in the unit prices of products dispensed, with the remainder accounted for by changes in customer and claims mix between the periods, including the impact of the Medicare Part D program, partially offset by the effects of higher generic dispensing rates. Our retail generic dispensing rate was 55.7% in the three months ended June 30, 2006 compared to a retail generic dispensing rate of 52.9% in 2005.

Other revenue increased $13.1 million, or 18.8%, to $83.2 million in the three months ended June 30, 2006 from $70.1 million in 2005. This increase is primarily the result of a $10.6 million favorable change in estimate in the three months ended June 30, 2006 related to a settlement with a former AdvancePCS client.

Cost of Revenues. Cost of revenues increased $1.2 billion, or 15.1%, to $8.9 billion in the three months ended June 30, 2006 from $7.7 billion in 2005. Cost of revenues for the three months ended June 30, 2006 remained flat as a percentage of net revenue compared to the same period in 2005.

Pharmacy operating costs and other costs of revenues increased by $19.2 million, or 8.6%, to $242.7 million in the three months ended June 30, 2006 from $223.4 million in 2005. This increase relates primarily to an additional customer care center, which was added subsequent to June 30, 2005 to service Medicare Part D claims, and increased mail utilization. However, pharmacy operating costs and other costs of revenues decreased as a percentage of net revenue to 2.6% in the three months ended June 30, 2006 from 2.7% in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 17.5% on an absolute basis and increased as a percentage of net revenue, to 1.47% from 1.44%. The increase in selling, general and administrative expenses reflects increased share-based compensation cost as a result of adopting Statement of Financial Accounting Standards No. 123(R) Share-Based Payment, (“FAS 123R”), on January 1, 2006. Share-based compensation cost totaled $10.7 million in the three months ended June 30, 2006 compared to $2.9 million in the three months ended June 30, 2005. The increase in share-based compensation cost resulted in a 6.6% increase in selling, general and administrative expenses. The remaining 10.9% increase in selling, general and administrative expenses is related to growth in our business, including growth associated with our Medicare Part D program. See “Recent Accounting Pronouncements” below for a discussion of our adoption of FAS 123R and the impact on our financial statements. Share-based compensation expense is expected to total $40 million to $42 million for the full year 2006.

Depreciation. Depreciation increased in the three months ended June 30, 2006 compared to the same period in 2005 due primarily to the amounts and timing of depreciation related to capital expenditures made to increase capacities in our mail service pharmacies and customer care centers. Depreciation expense is expected to total approximately $105 million for the full year 2006.

Amortization of Intangible Assets. The amortization of intangible assets recorded in 2006 and 2005 was related entirely to the intangible assets acquired from AdvancePCS. Amortization of intangible assets is expected to total approximately $44 million for the full year 2006.

Interest (Income) Expense, Net. The change in net interest (income) expense in 2006 resulted primarily from increased interest income generated by cash on hand and short-term investments. This increase is due primarily to an increase in interest rates as well as an increase in average cash on hand and short-term investments. Net interest income is expected to total approximately $35 million for the full year 2006. This estimate may vary based on interest rates during the year, as well as the amount of cash that we have invested, which can vary based on share repurchase activity and other cash uses.

Provision for Income Taxes. Our provision for income taxes was recorded using a 39.5% effective tax rate on book income in 2006 and 2005.

Results of operations for the six months ended June 30, 2006 compared to the same period in 2005

Net Revenue. Net revenue increased by $1.8 billion, or 10.8%, to $18.3 billion in the six months ended June 30, 2006 from $16.6 billion in 2005. Revenue growth primarily reflects increases due to Medicare Part D, mail service growth and drug cost inflation partially offset by a higher dispensing rate of generic drugs (which have lower prices but result in healthcare cost savings for our customers) that had the effect of reducing revenues. Excluding the impact of higher generic dispensing rates, revenues for the six months ended June 30, 2006 would have increased approximately 15% over the 2005 amount.

Revenues from mail service claims increased $642.7 million, or 11.4%, to $6.3 billion in the six months ended June 30, 2006 from $5.6 billion in 2005. This increase results from an increase in mail service claim volume of approximately 5.2% and an increase in average revenue per mail service claim of 5.9%. The increase in mail service claim volume is related to increased utilization from existing customers and new volumes resulting from the Medicare Part D program. The increase in average revenue per mail service claim reflects increases in the prices of products dispensed partially offset by the effects of higher generic dispensing rates as described above. Our mail service generic dispensing rate was 40.9% in the six months ended June 30, 2006, compared to a mail service generic dispensing rate of 39.6% in 2005.

Revenues from retail claims increased $1.1 billion, or 10.5%, to $11.9 billion in the six months ended June 30, 2006 from $10.8 billion in 2005. This increase is primarily related to revenue from new client starts, including revenue related to the Medicare Part D program generally, as well as the impact of additional Medicare Part D services provided to a large health plan client under a revised contract beginning in the second quarter of 2006, offset by client terminations. Retail claim volumes increased from the prior year period after excluding claim volume of a large health plan customer with 20.3 million claims in the six months ended June 30, 2005 for which we recorded revenue using the net revenue recognition method. The contract with this health plan customer was terminated subsequent to June 30, 2005.

Approximately 5.6% of the increase in average revenue per retail claim reflects increases in the unit prices of products dispensed, with the remainder accounted for by changes in customer and claims mix between the periods, including the impact of the Medicare Part D program, partially offset by the effects of higher generic dispensing rates. Our retail generic dispensing rate was 55.7% in the six months ended June 30, 2006 compared to a retail generic dispensing rate of 52.4% in 2005.

Other revenue increased $18.1 million, or 12.9%, to $158.9 million in the six months ended June 30, 2006 from $140.8 million in 2005. This increase reflects a $10.6 million favorable change in estimate in the six months ended June 30, 2006 related to a settlement with a former AdvancePCS client.

Cost of Revenues. Cost of revenues increased $1.7 billion, or 10.7%, to $17.2 billion in the six months ended June 30, 2006 from $15.6 billion in 2005. Cost of revenues for the six months ended June 30, 2006 decreased by 0.1% as a percentage of net revenue compared to the same period in 2005.

Pharmacy operating costs and other costs of revenues increased by $34.1 million, or 7.5%, to $492.2 million in the six months ended June 30, 2006 from $458.1 million in 2005. This increase relates primarily to an additional customer care center, which was added subsequent to June 30, 2005 to service Medicare Part D claims, and increased mail utilization. However, pharmacy operating costs and other costs of revenues decreased as a percentage of net revenue to 2.7% in the six months ended June 30, 2006 from 2.8% in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 15.5% on an absolute basis and increased as a percentage of net revenue, to 1.46% from 1.40%. The increase in selling, general and administrative expenses reflects increased share-based compensation cost as a result of adopting FAS 123R on January 1, 2006. Share-based compensation cost totaled $20.9 million in the six months ended June 30, 2006 compared to $6.4 million in the six months ended June 30, 2005. The increase in share-based compensation cost resulted in a 6.2% increase in selling, general and administrative expenses. The remaining 9.3% increase in selling, general and administrative expenses is related to growth in our business, including growth associated with our Medicare Part D program. See “Recent Accounting Pronouncements” below for a discussion of our adoption of FAS 123R and the impact on our financial statements.

Depreciation. Depreciation increased in the six months ended June 30, 2006 compared to the same period in 2005 due primarily to the amounts and timing of depreciation related to capital expenditures made to increase capacities in our mail service pharmacies and customer care centers.

Amortization of Intangible Assets. The amortization of intangible assets recorded in 2006 and 2005 was related entirely to the intangible assets acquired from AdvancePCS.

Interest (Income) Expense, Net. The change in net interest (income) expense in 2006 resulted from increased interest income generated by cash on hand and short-term investments. This increase is due primarily to an increase in interest rates as well as an increase in average cash on hand and short-term investments.

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

The following tables set forth selected information concerning our liquidity and capital resources and changes therein for the six months ended June 30, 2006 (in thousands):

Six Months Ended June 30, 2006
Net cash provided by (used in):
Continuing operations	$623,456
Investing activities	246,001
Financing activities	(1,251,483)
Discontinued operations	(6,572)

Net decrease in cash and cash equivalents for the six months ended June 30, 2006	(388,598)
Cash and cash equivalents—December 31, 2005	1,268,883

Cash and cash equivalents—June 30, 2006	$880,285

	June 30, 2006	December 31, 2005
Working capital (1)(2)	$193,189	$933,231

Long-term debt (2):
Fixed-rate debt	$389,100	$386,600

Availability under revolving credit facility	$389,100	$386,600

(1)	Working capital equals total current assets minus total current liabilities.
(2)	The net working capital and fixed-rate long-term debt amounts as of June 30, 2006 and December 31, 2005 reflect the classification of $389.1 million and $386.6 million, respectively, of our 7.375% senior notes due 2006 as long-term debt due to our ability to refinance these amounts on a long-term basis. The amount classified as long-term debt is limited to the availability under our revolving credit facility, and as of June 30, 2006 and December 31, 2005 the remaining $60.9 million and $63.4 million, respectively, of our 7.375% senior notes due 2006 are classified as a current liability.

Cash Flows from Continuing Operations. Our performance relative to net cash provided by continuing operations for the six months ended June 30, 2006 resulted from factors discussed above related to income from continuing operations and certain changes in non-cash working capital. The change in non-cash working capital affecting cash flows from continuing operations from December 31, 2005 to June 30, 2006 primarily reflects the early receipt of a payment from a customer on the last day of the quarter totaling approximately $105 million. In addition, as discussed under “Recent Accounting Pronouncements,” FAS 123R changed the statement of cash flow classification of the excess tax benefit resulting from the exercise of stock options. Excess tax benefits were reported as cash flows from operating activities in 2005, but are reported as cash flows from financing activities in 2006. Net cash provided by continuing operations for the last six months of 2006 is currently anticipated to be comparable to that for the six months ended June 30, 2006. However, due to the timing of receipts and disbursements, the majority of the net cash provided by continuing operations for the remainder of the year is expected to be generated in the fourth quarter.

Cash Flows from Investing Activities. Cash flows provided by investing activities for the six months ended June 30, 2006 primarily include $297.2 million from the sale of available-for-sale securities, offset by $50.8 million of capital expenditures.

Cash Flows from Financing Activities. During the six months ended June 30, 2006, we made payments of approximately $1.3 billion to repurchase 27,969,200 shares of our common stock. These payments were offset by (i) net proceeds of approximately $39.8 million from issuance of common stock under employee benefit plans, including exercises of stock options, and (ii) approximately $49.1 million of tax benefit received for the amount of income tax deductions for option exercises in excess of compensation cost recognized for those options (including pro forma share-based compensation cost for periods prior to January 1, 2006) (the “excess tax benefit from share-based compensation.”)

Credit Facility. At June 30, 2006, we had approximately $389.1 million available for borrowing under our revolving credit facility, exclusive of approximately $10.9 million reserved under letters of credit.

Recent Accounting Pronouncements

Share-Based Compensation. We offer participation in our stock option plans to certain employees and individuals, as described further in Note 2, Share-Based Compensation, to the accompanying unaudited condensed consolidated financial statements, and offer participation in our employee stock purchase plan (“ESPP”) to all employees. Effective January 1, 2006, we adopted FAS 123R using the modified prospective transition method described therein. Accordingly, on January 1, 2006, we began recognizing compensation cost from share-based payment arrangements based on their grant-date fair value. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. We recognized approximately $10.7 million and $20.9 million in share-based compensation expense related to employee stock option and ESPP transactions in the three months and six months ended June 30, 2006, respectively. The total income tax benefit recognized in the income statement for the three months and six months ended June 30, 2006 for share-based compensation arrangements was approximately $4.0 million and $8.0 million, respectively.

Prior to January 1, 2006, we accounted for options to purchase our common stock under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by FAS 123. Under APB 25, we recognized share-based compensation expense based on the difference in the market price and the exercise price (the “intrinsic value”) of options at their grant date. The exercise price of option grants under the our stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no share-based compensation expense related to stock options, other than share-based compensation expense for the replacement stock options issued in connection with the acquisition of AdvancePCS, was recognized in the accompanying unaudited condensed consolidated financial statements in the three months and six months ended June 30, 2005. We recognized approximately $2.9 million and $6.4 million of share-based compensation expense in the three months and six months ended June 30, 2005, respectively, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange for their AdvancePCS options upon completion of our acquisition of AdvancePCS on March 24, 2004.

As a result of adopting FAS 123R as required, our income before income taxes and net income for the three months ended June 30, 2006, are $9.6 million and $5.8 million lower, respectively, and our basic and diluted earnings per share for the three months ended June 30, 2006 are $0.02 lower than if we had not adopted FAS 123R. Our income before income taxes and net income for the six months ended June 30, 2006, are $18.7 million and $11.3 million lower, respectively, and our basic and diluted earnings per share for the six months ended June 30, 2006 are $0.02 lower and $0.03 lower, respectively, than if we had not adopted FAS 123R.

In addition, FAS 123R changed the statement of cash flows classification of the excess tax benefit resulting from the exercise of stock options from a cash flow from operating activities to a cash flow from financing activities. The $49.1 million excess tax benefit classified as a financing cash inflow for the six months ended June 30, 2006 would have been classified as an operating cash inflow if we had not adopted FAS 123R. Results from prior periods have not been restated.

As of June 30, 2006, we had $104.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.7 years. The fair value of awards with graded vesting granted prior to January 1, 2006 was determined using the multiple option approach, and the related compensation cost is recognized using the accelerated recognition method found in FASB Interpretation No. 28. The fair value of awards with graded vesting granted after January 1, 2006 is determined using the multiple option approach, and the related compensation cost is recognized using the straight-line recognition method. We expect the majority of our outstanding nonvested options to vest.

Income Taxes. The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that an individual tax position meet a “more likely than not” threshold for any part of the benefit of that position to be recognized in a company’s financial statements. In addition, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are continuing to evaluate the impact of FIN 48 on our financial statements; however, we do not expect FIN 48 to have a material effect on our financial position or results of operations.

Outlook

Liquidity and Capital Resources Overview. Currently, our liquidity needs arise primarily from: (i) commitments related to financing obtained through the issuance of long-term debt; (ii) working capital requirements; (iii) capital expenditures; and (iv) dividend payments. Additionally, we have acquired businesses recently, may continue to acquire additional businesses in the future, and could fund any such acquisition using cash on hand and short-term investments, availability under our revolving credit facility, or a combination thereof. We believe that our cash on hand, short-term investments, cash flows from operations and amounts available under our revolving credit facility will be sufficient to meet our liquidity needs for the foreseeable future.

Stock Repurchase Program. We are authorized to repurchase up to $3.0 billion of our common stock on the open market under our previously announced repurchase program and subsequent amendments. Repurchases under the program will occur at times and in amounts that management deems appropriate, and we have repurchased approximately 57.6 million shares at an aggregate cost of approximately $2.35 billion under this program through August 7, 2006. Additional details for repurchases under our stock repurchase program appear at Part II—Item 2.

Dividend. We initiated a quarterly cash dividend in 2006. The first payment of $0.10 per share of common stock, or approximately $42.2 million in total, was declared by our board of directors on April 5, 2006 and was paid on July 17, 2006 to stockholders of record on June 30, 2006. We expect the board of directors to declare the second payment of $0.10 per share in the third quarter of 2006.

Derivative Financial Instrument. We plan to issue 10-year fixed rate debt in the second half of 2006 to replace our $450 million principal amount 7.375% senior notes, which mature in October 2006. In June 2005, we entered into a treasury lock agreement for the purpose of eliminating the variability in future interest payments on the planned issuance of 10-year fixed rate debt due to changes in the benchmark interest rate that may occur between the execution date of the agreement and the pricing date of the fixed rate debt. The treasury lock agreement is based on a 10-year U.S. Treasury Note with an aggregate principal balance of $450 million. We have designated the treasury lock agreement as a cash flow hedge and have recorded the fair value of the agreement in “Prepaid expenses and other current assets” with a corresponding offset to “Accumulated other comprehensive income (loss)” on the accompanying condensed consolidated balance sheets. The fair value of the agreement, which represents both the present value of future cash flows and the amount we would receive if the agreement were terminated, was approximately $34.9 million and $9.8 million as of June 30, 2006 and December 31, 2005, respectively. The critical terms of the hedging instrument and the hedged forecasted transaction are the same, and we had no ineffectiveness with regard to the agreement. The ultimate effective gain or loss on the agreement will be recognized over the term of the debt as a component of the total interest expense related to interest payments on the debt issuance.

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

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of June 30, 2006, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely manner.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the second fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to certain legal proceedings as described in Note 9, Contingencies, to its unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and hereby incorporated herein by reference.

In May 2006, Caremark received a document subpoena from the United States Attorney’s Office for the Southern District of New York requesting certain information relating to the Company’s stock option grants and an informal inquiry from the Securities and Exchange Commission requesting certain information relating to the Company’s stock option grants and its relocation program for employees moving from Birmingham, Alabama to Nashville, Tennessee when the Company’s corporate headquarters was moved. The Company is continuing to provide documents responsive to these inquiries. The Company intends to fully cooperate with these requests for information and cannot predict the timing, outcome or consequence of the review of such information.

In January 2006, a purported shareholder’s derivative lawsuit was filed by the City of Dania Beach Police & Firefighters’ Retirement System, the Washtenaw County Employees Retirement System and Nicholas Weil (“Dania Beach”) in the Circuit Court of Davidson County, Tennessee. The lawsuit states that it was filed for the benefit of Caremark Rx, which is a nominal defendant. The defendants are the current members of the Company’s board of directors and two former members of the board of directors. The complaint alleges that the individual defendants breached their fiduciary duties by failing to adequately oversee Caremark’s operations with respect to, among other things, providing pharmacy benefit management services under its contract with the State of Florida. The allegations appear to be based largely on allegations asserted in other pending lawsuits against the Company and in media reports, including allegations contained in the Florida qui tam action described below. The complaint seeks to recover compensatory damages plus costs and attorneys’ fees from the individual defendants. In May 2006, while the Company’s motion to dismiss the lawsuit was pending, the plaintiffs filed a new complaint, purporting to add allegations related to certain stock option grants, and naming as defendants a number of the Company’s current and former directors and officers who, among other things, are alleged to have received such grants. Additionally, two other purported shareholder derivative lawsuits, one filed by Marie Soffer and the other filed by Robert I. Garber, were filed in the Circuit Court of Davidson County in May 2006 and June 2006, respectively, naming Caremark Rx as a nominal defendant and asserting similar claims and allegations against certain of the Company’s current and former directors concerning certain stock option grants. These lawsuits likewise seek to recover compensatory damages plus costs and attorneys’ fees from the individual defendants. In July 2006, the judge presiding over these three state derivative lawsuits ruled that all claims and allegations pertaining to the Company’s stock option grants were to be consolidated into a single lawsuit and directed that a proposed consolidation order be submitted. The Company expects that a single consolidated complaint will be filed or designated with respect to the stock option claims and allegations.

In May 2006, two purported shareholder derivative lawsuits were filed by Stewart Simon and Pirelli Armstrong Tire Corporation Medical Benefits Trust, respectively, in the United States District Court for the Middle District of Tennessee; a third purported shareholder derivative suit was filed by Charles Conrardy in June 2006 in the same court. The lawsuits state that they were filed for the benefit of Caremark Rx, which is a nominal defendant, and each includes, among other things, various claims and allegations concerning certain of the Company’s stock option grants. In July 2006, a federal magistrate judge ordered the cases consolidated, and in August 2006, the plaintiffs filed a consolidated complaint which supersedes the individual complaints. The consolidated complaint names certain of the Company’s present and former directors and officers as individual defendants and alleges, among other things, that the individual defendants breached their fiduciary duties and violated federal securities laws in connection with certain stock option grants. The consolidated complaint seeks to recover compensatory damages plus costs and attorneys’ fees from the individual defendants and also seeks an accounting, rescission and constructive trust with respect to certain stock option grants.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2006, the Company repurchased shares of its common stock, $0.001 par value per share, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Since Inception	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Balance at March 31, 2006 (3)			37,372,400	$362,198,245
April 2006	4,206,100	$46.44	41,578,500	$166,869,851
May 2006	8,400,000	$46.46	49,978,500	$1,026,608,196
June 2006	7,317,800	$48.32	57,296,300	$673,017,290

Total	19,923,900	$47.14	57,296,300	$673,017,290

(1)	Per share amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended June 30, 2006. The average price paid per share for all repurchases made under the program from its inception through June 30, 2006, was $40.61.
(2)	We are authorized to repurchase up to $3.0 billion of our common stock on the open market under our previously announced repurchase program. On July 1, 2002, we announced that we had adopted a program to purchase up to $150 million of our common stock on the open market. On July 20, 2004, we announced that we had raised the authorized repurchases under this program to $750 million. On May 17, 2005, we announced that we had raised the authorized repurchases under this program by $500 million to $1.25 billion. On November 9, 2005, we announced that we had raised the authorized repurchases under this program by $500 million to $1.75 billion, and on May 11, 2006, we announced that we had raised the authorized repurchases under this program by $1.25 billion to $3.0 billion. The amounts in the table above include the $1.25 billion increase in authorized repurchases approved on May 11, 2006 in the May 2006 period.

Our stock repurchase program does not have a set expiration date, and repurchases under the program will be made at times and in amounts as our management deems appropriate. Subsequent to June 30, 2006, the Company repurchased an aggregate of 352,300 shares of its common stock under this program at an average price per share of approximately $51.45. As of August 7, 2006, approximately $654.9 million of the $3.0 billion authorized under the repurchase program remained available for additional share repurchases.

(3)	Excludes 100,000 shares for a repurchase transaction initiated on March 30, 2006 and settled on April 3, 2006. These shares are included in the shares repurchased in the April 2006 period.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 10, 2006. The following matters were voted upon by the Company’s stockholders at this meeting:

Election of Directors. Four directors were elected for three-year terms expiring on the date of the annual meeting in 2009 or until their successors are duly elected and qualified. The votes received for each director were as follows:

	Votes For	Votes Withheld
C. David Brown II	384,425,198	4,773,566
Harris Diamond	384,466,285	4,732,479
C.A. Lance Piccolo	378,338,158	10,860,606
Michael D. Ware	379,944,138	9,254,626

The terms of the following directors continued after the meeting: Edwin M. Banks; Colleen Conway-Welch, R.N.; Roger L. Headrick; Jean-Pierre Millon; Edwin M. Crawford; Kristen Gibney Williams and Edward L. Hardin, Jr.

Stockholder Proposal. A stockholder proposal requested that the Company provide a report, updated semi-annually, disclosing the Company’s: (1) policies and procedures for political contributions (both direct and indirect) made with corporate funds and (2) monetary and non-monetary contributions to political candidates, political parties, political committees and other political entities organized and operating under 26 USC Sec. 527 of the Internal Revenue Code, including (a) an accounting of the Company’s funds contributed to any of the persons described above; (b) the business rationale for each of the Company’s political contributions; and (c) identification of the person or persons in the Company who participated in making the decisions to contribute. This stockholder proposal was not approved, with 126,341,954 votes for; 173,442,370 votes against and 44,223,867 abstentions and broker non-votes.

Item 6.    Exhibits

Exhibit No.

10.1	–	Amended and Restated CareStock Employee Stock Purchase Plan.

31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	–	Section 1350 Certification of Chief Executive Officer.

32.2	–	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caremark Rx, Inc.

By:	/s/ PETER J. CLEMENS IV
Peter J. Clemens IV
Executive Vice President and
Chief Financial Officer

Date: August 9, 2006