Form 10-Q
period 2006-09-30
CAREMARK RX INC
filed 2006-11-09
CIK 1000736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, the registrant had 426,457,837 shares (including 5,605,285 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001 per share, issued and outstanding.

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

There are several factors which could adversely affect our operations and financial results, including, but not limited to, the following:

•	Risks relating to identification of, and competition for, growth and expansion opportunities;

•	Risks related to our ability to attract new customers and retain existing customers;

•	Risks relating to declining reimbursement levels for, or increases in the costs of, products dispensed, including, but not limited to, the effect of changes in industry benchmarks used to determine pricing of products;

•	Risks relating to the timing and launch of generic pharmaceutical products into the marketplace;

•	Risks relating to exposure to liabilities in excess of our insurance;

•	Risks relating to compliance with, or changes in, government regulation and legislation, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation;

•	Risks relating to our participation in the federal government’s Medicare Part D program, including, but not limited to, financial risks from our SilverScript Insurance Company subsidiary’s participation in the program on a risk-bearing basis, risks of customer losses to other Medicare Part D providers and risks relating to compliance with applicable Medicare regulations and state insurance laws and regulations;

•	Risks relating to adverse developments in the healthcare or pharmaceutical industry generally, including, but not limited to, developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities;

•	Risks relating to adverse resolution of existing or future lawsuits or investigations;

•	Risks relating to the availability of prescription drug products in the marketplace as affected by product recalls and voluntary product withdrawals by manufacturers; and

•	Risks relating to our ability to complete the merger transaction with CVS, which we announced on November 1, 2006.

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

i

CAREMARK RX, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,061,643	$1,268,883
Short-term investments	266,350	666,040
Short-term investments—restricted	—	27,500
Accounts receivable, less allowance for doubtful accounts of $61,155 in 2006 and $50,604 in 2005	2,228,320	2,074,586
Inventories	452,116	449,199
Deferred tax asset, net	123,938	112,586
Prepaid expenses and other current assets	50,977	46,303

Total current assets	4,183,344	4,645,097
Property and equipment, net of accumulated depreciation of $415,280 in 2006 and $343,565 in 2005	318,917	314,959
Goodwill, net	7,126,224	7,131,050
Other intangible assets, net of accumulated amortization of $134,156 in 2006 and $100,745 in 2005	697,602	731,300
Other assets	29,907	28,442

Total assets	$12,355,994	$12,850,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$959,316	$849,358
Claims and discounts payable	2,346,119	2,438,813
Other accrued expenses and liabilities	414,980	343,158
Income taxes payable	138,320	17,137
Current portion of long-term debt	450,000	63,400

Total current liabilities	4,308,735	3,711,866
Long-term debt, net of current portion	—	386,600
Deferred tax liability	236,895	245,389
Other long-term liabilities	339,766	326,427

Total liabilities	4,885,396	4,670,282
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 700,000 shares authorized; issued and outstanding—485,502 shares in 2006 and 481,066 shares in 2005	485	481
Additional paid-in capital	8,768,308	8,719,492
Treasury stock—59,149 shares in 2006 and 29,327 shares in 2005	(2,429,432)	(986,641)
Shares held in trust—5,623 in 2006 and 5,807 in 2005	(90,644)	(93,616)
Retained earnings	1,239,707	551,447
Accumulated other comprehensive income (loss), net	(17,826)	(10,597)

Total stockholders’ equity	7,470,598	8,180,566

Total liabilities and stockholders’ equity	$12,355,994	$12,850,848

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue (1)	$9,135,213	$8,072,441	$27,480,767	$24,623,495

Cost of revenues (1)(2)	8,509,220	7,533,395	25,733,426	23,089,484
Selling, general and administrative expenses	136,082	118,581	404,354	350,853
Depreciation	25,491	25,402	75,969	73,962
Amortization of intangible assets	10,619	11,725	32,837	35,533
Integration and other related expenses	—	1,686	—	8,807
Interest (income) expense, net	(6,072)	(863)	(25,603)	4,178
Gain on treasury lock	(17,077)	—	(17,077)	—

	8,658,263	7,689,926	26,203,906	23,562,817

Income before provision for income taxes	476,950	382,515	1,276,861	1,060,678
Provision for income taxes	188,395	151,094	504,360	418,968

Net income	$288,555	$231,421	$772,501	$641,710

Average number of common shares outstanding—basic	421,675	444,507	432,183	447,593
Common stock equivalents—stock options and warrants	7,402	9,087	7,307	8,859

Average number of common shares outstanding—diluted	429,077	453,594	439,490	456,452

Net income per common share—basic	$0.68	$0.52	$1.79	$1.43

Net income per common share—diluted	$0.67	$0.51	$1.76	$1.41

Cash dividends declared per share	$0.10	$—	$0.20	$—

(1)	Includes approximately $1.4 billion and $1.3 billion of retail copayments for the three months ended September 30, 2006 and 2005, respectively, and approximately $4.4 billion and $4.2 billion of retail copayments for the nine months ended September 30, 2006 and 2005, respectively.
(2)	Excludes approximately $22.2 million and $21.8 million of depreciation expense for the three months ended September 30, 2006 and 2005, respectively, and approximately $65.9 million and $63.5 million of depreciation expense for the nine months ended September 30, 2006 and 2005, respectively. Depreciation expense is presented separately.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from continuing operations:
Net income	$772,501	$641,710
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	108,806	109,495
Share-based compensation	31,212	9,174
Non-cash interest expense	1,669	1,754
Write-off of deferred financing costs	322	686
Other non-cash expenses, net	285	796
Deferred income taxes	(15,343)	343,243
Changes in operating assets and liabilities, net of effects of acquisitions/disposals of businesses	(43,959)	(309,979)

Net cash provided by continuing operations	855,493	796,879
Cash flows from investing activities:
Sale of short-term investments	1,120,436	426,732
Purchase of short-term investments	(693,246)	(765,325)
Capital expenditures, net	(79,094)	(96,994)
Proceeds from sale of property and equipment	—	2,113
Investment in businesses	(464)	(7,438)

Net cash provided by (used in) investing activities	347,632	(440,912)
Cash flows from financing activities:
Purchase of treasury stock	(1,442,791)	(385,984)
Dividends paid	(42,158)	—
Deferred financing costs	(890)	—
Excess tax benefit from share-based compensation	20,516	—
Proceeds from stock issued under equity-based compensation plans	61,934	51,793
Payments on indebtedness	—	(148,678)

Net cash used in financing activities	(1,403,389)	(482,869)
Cash used in discontinued operations—operating activities	(6,976)	(9,163)

Net decrease in cash and cash equivalents	(207,240)	(136,065)
Cash and cash equivalents—beginning of period	1,268,883	1,078,803

Cash and cash equivalents—end of period	$1,061,643	$942,738

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 1. Business and Basis of Presentation

Caremark Rx, a Delaware corporation, is one of the largest pharmaceutical services companies in the United States. The Company’s operations are conducted primarily through Caremark Inc. (“Caremark”), a wholly-owned, indirect subsidiary of Caremark Rx, and CaremarkPCS (f/k/a AdvancePCS) (“CaremarkPCS” or “AdvancePCS”), a wholly-owned, direct subsidiary of Caremark Rx. The Company’s customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States. During the three months and nine months ended September 30, 2006, one customer, the Federal Employees Health Benefit Plan, accounted for approximately 16% of the Company’s net revenue. During the three months and nine months ended September 30, 2005, the Federal Employees Health Benefit Plan accounted for approximately 17% and 16% of the Company’s net revenue, respectively.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items and other items described in these notes to condensed consolidated financial statements) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet of the Company at December 31, 2005, has been derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements and footnote disclosures should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2006.

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

Note 2. Share-Based Compensation

Share-Based Compensation. The Company offers participation in its stock option plans to certain employees and directors and offers participation in its employee stock purchase plan (“ESPP”) to all employees. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123R”), using the modified prospective transition method described therein. Accordingly, on January 1, 2006, the Company began recognizing compensation cost from share-based payment arrangements based on their grant-date fair value. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”),

and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognized approximately $10.3 million and $31.2 million in share-based compensation cost related to employee stock option and ESPP transactions in the three months and nine months ended September 30, 2006, respectively. The total income tax benefit recognized in the income statement for the three months and nine months ended September 30, 2006 for share-based compensation arrangements was approximately $4.3 million and $12.3 million, respectively.

Prior to January 1, 2006, the Company accounted for options to purchase its common stock under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by FAS 123. Under APB 25, the Company recognized share-based compensation cost based on the difference in the market price and the exercise price (the “intrinsic value”) of options at their grant date. The exercise price of option grants under the Company’s stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no share-based compensation cost related to stock options, other than share-based compensation cost for the replacement stock options issued in connection with the acquisition of AdvancePCS, was recognized in the accompanying unaudited condensed consolidated financial statements in the three months and nine months ended September 30, 2005. The Company recognized approximately $2.7 million and $9.2 million of share-based compensation cost in the three months and nine months ended September 30, 2005, respectively, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange for their AdvancePCS options upon completion of the Company’s acquisition of AdvancePCS on March 24, 2004. The following table illustrates the effect on net income and net income per common share for the three months and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of FAS 123, using the Black-Scholes model to compute the fair value of stock option grants (dollars in millions, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
As reported:
Net income	$231.4	$641.7

Share-based employee compensation cost (1)	$2.1	$8.3

Net income per common share—basic	$0.52	$1.43

Net income per common share—diluted	$0.51	$1.41

Pro forma:
Net income	$225.5	$627.0

Share-based employee compensation cost (2)	$8.0	$23.0

Net income per common share—basic	$0.51	$1.40

Net income per common share—diluted	$0.50	$1.37

Black-Scholes assumptions (3) (weighted average):
Expected term (years)	4.0	4.0
Expected volatility	28%	28%
Risk-free interest rate	3.97%	3.81%

(1)	Represents the amount of share-based employee compensation cost (net of benefit from income taxes) included in the determination of net income during the period.
(2)	Represents the amount of share-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income if the fair value based method had been applied to all awards vesting during the period, including the unvested replacement stock options issued to AdvancePCS optionees.
(3)	Represents Black-Scholes inputs used to value options granted during the three months and nine months ended September 30, 2005.

As a result of adopting FAS 123R as required, the Company’s income before income taxes and net income for the three months ended September 30, 2006, are $9.4 million and $6.0 million lower, respectively, and its basic and diluted earnings per share for the three months ended September 30, 2006 are $0.02 lower than if the Company had not adopted FAS 123R. The Company’s income before income taxes and net income for the nine months ended September 30, 2006, are $28.1 million and $17.6 million lower, respectively, and its basic and diluted earnings per share for the nine months ended September 30, 2006 are $0.04 lower than if the Company had not adopted FAS 123R.

In addition, FAS 123R changed the statement of cash flows classification of the tax benefit received for the amount of income tax deductions taken for option exercises in excess of share-based compensation cost recognized for those options (the “excess tax benefit”). Excess tax benefits were previously reported as cash flows from operating activities, but are required to be reported as cash flows from financing activities under FAS 123R. The $20.5 million excess tax benefit classified as a financing cash inflow for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted FAS 123R as required. Cash flows for the nine months ended September 30, 2005 have not been restated.

Stock Options. All option grants made by the Company subsequent to March 24, 2004, occur under the Company’s 2004 Stock Incentive Plan. These options typically vest and become exercisable in incremental annual installments over a period of five years and expire no later than ten years from the date of grant. Options granted prior to 2004 under Caremark Rx’s previous stock option plans generally became fully vested on the second anniversary of the grant date and expire no later than ten years from the date of grant. As of September 30, 2006, the remaining available number of common shares authorized for distribution under the Company’s 2004 Stock Incentive Plan was approximately 13.2 million.

The Company uses the Black-Scholes model to compute the fair value of stock option grants. For the nine months ended September 30, 2006, the grant-date fair value of each option award was estimated on the date of grant using the following assumptions:

Expected term (years)	2.75 – 6.75
Expected volatility	28%
Risk-free interest rate	4.36% – 4.74%

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

The following table summarizes stock option activity during the nine months ended September 30, 2006:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding at January 1, 2006	21,183	$22.54
Granted	4,254	$50.94
Exercised	(4,520)	$11.41
Forfeited/expired	(728)	$34.08

Outstanding at September 30, 2006	20,189	$30.60	7.16	$526,298

Exercisable at September 30, 2006	8,515	$17.49	5.33	$333,568

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $16.58 and $10.75, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $183.7 million and $100.1 million, respectively. The actual tax benefit realized for tax deductions from share-based payment arrangements totaled $31.0 million and $34.4 million for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, the Company had $96.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.6 years. The fair value of awards with graded vesting granted prior to January 1, 2006 was determined using the multiple option approach, and the related compensation cost is recognized using the accelerated recognition method found in FASB Interpretation No. 28. The fair value of awards with graded vesting granted after January 1, 2006 is determined using the multiple option approach, and the related compensation cost is recognized using the straight-line recognition method. The Company expects the majority of its outstanding nonvested options to vest.

Employee Stock Purchase Plan. The Company’s ESPP permits all employees who have been employed for at least sixty consecutive days to purchase common stock of the Company through a payroll deduction plan. Through June 30, 2006, the purchase price of the shares issued under the ESPP was the lesser of 85% of the closing price of the Company’s stock on the first or last business day of each month. The Company measured the share-based compensation cost of shares issued under the ESPP each month through June 2006 as the difference between the closing stock price on the last business day of each month and the lesser of 85% of the closing price of the Company’s stock on the first or last business day of that month. Effective July 1, 2006, the ESPP was amended, and shares issued under the ESPP subsequent to July 1, 2006 are purchased each pay period at a purchase price of 85% of the closing price of the Company’s stock on the end date of that pay period. Share-based compensation cost for shares issued under the ESPP subsequent to July 1, 2006 is measured as 15% of the closing price of the Company’s stock on the end date of each pay period.

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

Note 3. Medicare Part D

In connection with the Company’s filing an application with the Centers for Medicare and Medicaid Services (“CMS”) to participate as a prescription drug plan sponsor (“PDP”) under Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), Caremark Rx has formed a wholly-owned, indirect subsidiary named SilverScript Insurance Company. SilverScript Insurance Company has contracted with CMS to be the Company’s prescription drug plan and, pursuant to the MMA, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

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

The Company has also recorded an estimate of amounts receivable from CMS under a risk-sharing feature of the CMS program design, referred to as the risk corridor, under a method set forth by the SEC in a meeting held with the four largest U.S. independent registered public accounting firms in March 2006. This method of recording the risk corridor hypothetically presumes the plan ended as of the end of the current interim period for the purpose of making the risk corridor calculation by analogy to EITF 93-6, Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises.

Note 4. Comprehensive Income

The Company includes changes in its minimum pension liability in comprehensive income. Prior to September 2006, the Company also included changes in the fair value of its treasury lock agreement, which qualified for hedge accounting, in comprehensive income. As discussed in Note 7, Long-Term Debt, Derivative Financial Instrument and Interest Rate Risk Management, the Company’s treasury lock agreement no longer qualifies for hedge accounting and the Company has reclassified the gain on the treasury lock into earnings. For the three months ended September 30, 2006 and 2005, comprehensive income was $267.3 million and $237.9 million, respectively. For the nine months ended September 30, 2006 and 2005, comprehensive income was $765.3 million and $647.5 million, respectively. The difference between net income and comprehensive income for the three months and nine months ended September 30, 2006 is due primarily to the reclassification of the gain on the treasury lock agreement into earnings. The difference between net income and comprehensive income for the three months and nine months ended September 30, 2005 is due primarily to changes in the fair value of the treasury lock agreement, net of taxes.

Note 5. Earnings Per Share

Options to purchase approximately 4.2 million shares of the Company’s common stock were outstanding at September 30, 2006, but were excluded from the Company’s computation of average number of common shares outstanding – diluted because inclusion of such options would be antidilutive.

Note 6. Dividend

The Company initiated a quarterly cash dividend in the second quarter of 2006. The first payment of $0.10 per share of common stock, or approximately $42.2 million in total, was declared by the Company’s board of directors on April 5, 2006 and was paid on July 17, 2006 to stockholders of record on June 30, 2006. The second payment of $0.10 per share of common stock, or approximately $42.1 million in total, was declared by the Company’s board of directors on August 17, 2006 and was paid on October 16, 2006 to stockholders of record on September 29, 2006.

Note 7. Long-Term Debt, Derivative Financial Instrument and Interest Rate Risk Management

The Company’s long-term debt at September 30, 2006, and December 31, 2005, consisted of the following (in thousands):

	September 30, 2006 (2)	December 31, 2005 (1)
Bank Credit Facility	—	—
7.375% senior notes due 2006	450,000	450,000
Less amounts due within one year:
7.375% senior notes due 2006	(450,000)	(63,400)

	$—	$386,600

(1)	The Company intended to replace these notes when they matured. However, the amount classified as long-term debt as of December 31, 2005 was limited to the availability under the Company’s revolving credit facility discussed below under “Bank Credit Facility.”
(2)	In connection with the merger transaction discussed in Note 11, Subsequent Events, the Company decided not to replace the notes when they matured and has classified the notes as “Current portion of long-term debt” on the accompanying condensed consolidated balance sheet as of September 30, 2006. The Company repaid the $450 million principal amount of the notes when they matured in October 2006.

Bank Credit Facility. On August 31, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) that provides for a five-year, $750 million revolving bank credit facility maturing on August 30, 2011. The Restated Credit Agreement replaced the Company’s previous bank credit facility, which consisted of a $400 million revolving credit facility with a maturity date of March 23, 2009. At September 30, 2006, the Company had approximately $739.1 million available for borrowing under the revolving bank credit facility, exclusive of approximately $10.9 million reserved under letters of credit.

Debt Covenant Compliance. The Company was in compliance with all debt covenants at September 30, 2006.

Derivative Financial Instrument and Interest Rate Risk Management. In June 2005, in connection with the Company’s plan to issue 10-year fixed rate debt in the second half of 2006 to replace its 7.375% senior notes, the Company entered into a treasury lock agreement for the purpose of eliminating the variability in future interest payments on the planned debt issuance due to changes in the benchmark interest rate between the execution date of the agreement and the pricing date of the fixed rate debt. The treasury lock agreement was based on a 10-year U.S. Treasury Note with an aggregate principal balance of $450 million. The Company designated the treasury lock agreement as a cash flow hedge and recorded the fair value of the agreement in “Prepaid expenses and other current assets” with a corresponding offset to “Accumulated other comprehensive income (loss)” on the accompanying condensed consolidated balance sheet as of December 31, 2005. The fair value of the agreement, which represents both the present value of future cash flows and the amount the Company would receive if the agreement were terminated, was approximately $9.8 million as of December 31, 2005. The fair value of the agreement was approximately $17.1 million as of September 30, 2006. In 2005 and in the six months ended June 30, 2006, the critical terms of the hedging instrument and the hedged forecasted transaction were the same, and the Company had no ineffectiveness with regard to the agreement.

The Company has determined that, given the merger transaction with CVS Corporation (“CVS”) discussed in Note 11, Subsequent Events, it is probable that it will not issue 10-year fixed rate debt to replace its 7.375% senior notes. As a result, the Company’s treasury lock agreement no longer qualifies for hedge accounting. The Company has reclassified the gain on the treasury lock from “Accumulated other comprehensive income (loss)” and has recorded the entire $17.1 million gain on the treasury lock agreement in “Gain on treasury lock” in the accompanying condensed consolidated statements of income for the three months and nine months ended September 30, 2006. Effective October 2, 2006, the treasury lock agreement matured and the Company received a payment of $17.1 million.

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

In the course of an internal review of its prior federal income tax returns, the Company determined that certain deductions did not meet all of the requirements for deductibility with respect to performance-based plans set forth in Section 162(m) of the Internal Revenue Code of 1986, as amended. The Company recorded a balance sheet adjustment as of September 30, 2006, increasing income taxes payable and reducing additional paid-in capital by $65.9 million for deductions taken by the Company in 2005 and prior years and by $36.9 million for amounts recognized in the first six months of 2006. The income tax benefits related to the deductions taken in error were previously recorded as increases in additional paid-in capital and did not impact the results of operations. The Company has also recorded an adjustment to its statement of cash flows to reclassify $35.0 million of excess tax benefits previously reported in 2006 as a cash flow from financing activities to cash flows from continuing operations. No adjustments were required to be made to the Company’s statements of income. These adjustments are reflected in the accompanying unaudited condensed consolidated financial statements and were not material to the Company’s financial position, results of operations or cash flows for any previously reported annual or interim periods or the current interim period ended September 30, 2006.

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

In May 2006, Caremark received a document subpoena from the United States Attorney’s Office for the Southern District of New York requesting certain information relating to the Company’s stock option grants and an informal inquiry from the Securities and Exchange Commission requesting certain information relating to the Company’s stock option grants and its relocation program for employees moving from Birmingham, Alabama to Nashville, Tennessee when the Company’s corporate headquarters was moved. The Company has provided documents responsive to these inquiries and continues to cooperate with these requests for information. The Company cannot predict the timing, outcome or consequence of the review of such information.

In January 2006, a purported shareholder’s derivative lawsuit was filed by the City of Dania Beach Police & Firefighters’ Retirement System, the Washtenaw County Employees Retirement System and Nicholas Weil (“Dania Beach”) in the Circuit Court of Davidson County, Tennessee. The lawsuit states that it was filed for the benefit of Caremark Rx, which is a nominal defendant. The defendants are the current members of the Company’s board of directors and one former member of the board of directors. The complaint alleges that the individual defendants breached their fiduciary duties by failing to adequately oversee Caremark’s operations with respect to, among other things, providing pharmacy benefit management services under its contract with the State of Florida. The allegations appear to be based largely on allegations asserted in other pending lawsuits against the Company and in media reports, including allegations contained in the Florida qui tam action described below. The complaint seeks to recover compensatory damages plus costs and attorneys’ fees from the individual defendants. In May 2006, while the Company’s motion to dismiss the lawsuit was pending, the plaintiffs filed a new complaint, purporting to add claims relating to certain stock option grants, and naming as defendants a number of the Company’s current and former directors and officers who, among other things, are alleged to have received such grants. Additionally, two other purported shareholder derivative lawsuits, one filed by Marie Soffer and the other filed by Robert I. Garber, were filed in the Circuit Court of Davidson County in May 2006 and June 2006, respectively, naming Caremark Rx as a nominal defendant and asserting similar claims and allegations against certain of the Company’s current and former directors concerning certain stock option grants. These lawsuits likewise seek to recover compensatory damages plus costs and attorneys’ fees from the individual defendants. In September 2006, the judge presiding over these three state derivative lawsuits consolidated all claims and allegations concerning the stock option grants into a single suit and held that the claims and allegations not related to the option grants contained in the original Dania Beach complaint must proceed separately. The plaintiffs in the consolidated stock options suit filed a consolidated complaint in October 2006, and the plaintiffs in the separate Dania Beach suit filed an amended complaint in October 2006.

In May 2006, two purported shareholder derivative lawsuits were filed by Stewart Simon and Pirelli Armstrong Tire Corporation Medical Benefits Trust, respectively, in the United States District Court for the Middle District of Tennessee; a third purported shareholder derivative suit was filed by Charles Conrardy in June 2006 in the same court. The lawsuits state that they were filed for the benefit of Caremark Rx, which is a nominal defendant, and each includes, among other things, various claims and allegations concerning certain of the Company’s stock option grants. In July 2006, a federal magistrate judge ordered the cases consolidated, and in August 2006, the plaintiffs filed a consolidated complaint which superseded the individual complaints. The consolidated complaint names certain of the Company’s present and former directors and officers as individual defendants and alleges, among other things, that the individual defendants breached their fiduciary duties and violated federal securities laws in connection with certain stock option grants. The consolidated complaint seeks to recover compensatory damages, costs and attorneys’ fees from the individual defendants, and also seeks an accounting, rescission and constructive trust with respect to certain stock option grants. In September 2006, all of the defendants, including the Company, moved to dismiss the consolidated complaint. The plaintiffs have opposed the motions to dismiss, which remain pending.

In February 2006, the United States District Court for the Northern District of Illinois unsealed an amended qui tam complaint filed in March 2004 by four relators who were formerly employed by Caremark. These same relators filed the California qui tam lawsuit described below, and two of them filed the Florida qui tam lawsuit described below. The original qui tam complaint, which was unsealed at the same time as the amended complaint, was filed in December 2003. The federal qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the Federal False Claims Act and various state statutes. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. The United States, acting through the U.S. Attorney’s Office in Chicago, Illinois, has declined to intervene in the lawsuit. In June 2006, the lawsuit, which has been proceeding as a private action without intervention by the federal government, was dismissed by the court without prejudice due to failure to plead with particularity and other grounds. The plaintiffs subsequently filed an amended complaint, and Caremark filed a motion to dismiss the amended complaint. In August 2006, the court granted Caremark’s motion to dismiss the amended complaint for failure to plead fraud with particularity and dismissed the case without prejudice. In October 2006, the plaintiffs filed a motion for leave to file another amended complaint, along with a proposed amended complaint. Caremark has filed a brief opposing the motion for leave to file the amended complaint.

In June 2005, the Superior Court of California, County of Los Angeles, entered an order unsealing a qui tam complaint filed by four relators who were formerly employed by Caremark, including the two relators who filed the Florida qui tam lawsuit described below. The relators have filed the lawsuit purportedly on behalf of the State of California. The California qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the California False Claims Act. The State of California, acting through the Office of the Attorney General, declined to intervene in the qui tam lawsuit, and the lawsuit has been proceeding as a private action without intervention by the state government. In May 2006, the court granted Caremark’s demurrer and dismissed the case without prejudice on jurisdictional and other grounds. The plaintiffs subsequently filed an amended complaint, and the Company intends to seek dismissal of the amended complaint.

In May 2005, the United States District Court for the Western District of Texas issued an order unsealing a qui tam complaint filed by relator Janaki Ramadoss, a former Caremark employee. The complaint originally was filed under seal on August 25, 1999 and includes allegations relating to Caremark’s processing of Medicaid claims and claims of certain other government programs. The lawsuit seeks monetary damages and includes allegations under the federal false claims act and various state fraud and false claims acts. The United States Department of Justice and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but the State of Tennessee filed a notice in August 2006 that it is withdrawing from the case. Discovery in the lawsuit is ongoing.

In December 2004, Caremark filed a complaint in the United States District Court for the Middle District of Tennessee for declaratory and injunctive relief against TennCare, the State of Tennessee’s managed healthcare program. TennCare provides healthcare coverage to individuals eligible for Medicaid benefits and other uninsured or uninsurable individuals. The complaint sought a declaration that certain pharmacy benefit plan limitations, including timely filing requirements, pharmacy network limitations and pharmacy benefit card presentation requirements, are enforceable with respect to claims submitted to Caremark by TennCare for reimbursement by pharmacy benefit plans administered by Caremark. In October 2005, the court granted TennCare’s motion for summary judgment and ruled that pharmacy benefit card presentation requirements and timely filing restrictions in a beneficiary’s health insurance plan do not apply to TennCare’s reimbursement claims. In rendering its decision, the court stated that the matter decided was “based on a good faith disagreement about a complex area of the law.” Caremark has appealed the District Court’s ruling to the United States Court of Appeals for the Sixth Circuit. The case was argued before the Sixth Circuit Panel in October 2006 and is currently under advisement.

In October 2004, Caremark Rx and Caremark were served with a complaint filed in the United States District Court for the Northern District of Illinois by the Chicago District Council of Carpenters Welfare Fund alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In addition, the lawsuit alleges breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The lawsuit seeks unspecified monetary damages and restitution. In April 2005, the court granted Caremark’s motion to dismiss as to the ERISA claims, and in August 2005, the court granted Caremark’s motion to dismiss the remaining state law claims for lack of jurisdiction. The plaintiff subsequently appealed the court’s dismissal of the ERISA claims to the United States Court of Appeals for the Seventh Circuit, where it is now pending. In September 2005, the plaintiff re-filed its state law claims in the Circuit Court of Cook County in the State of Illinois. Caremark filed a motion to dismiss the state law claims. In July 2006, the state court issued a memorandum opinion and order granting in part, and denying in part, Caremark’s motion to dismiss the state law claims. The court granted the motion to dismiss Caremark Rx as a party, granted the motion to dismiss the consumer fraud claims without prejudice and substantially narrowed the scope of the breach of contract claims against Caremark. The plaintiff subsequently filed an amended complaint that seeks to cure the deficiencies the court found in the dismissed consumer fraud claims, as well as a portion of the dismissed contract claims. Caremark has filed a motion to dismiss the amended complaint, which motion remains pending before the court.

In July 2004, Caremark Rx and Caremark were served with a putative private class action lawsuit filed by Robert Moeckel, purportedly on behalf of the John Morrell Employee Benefits Plan, in the United States District

Court for the Middle District of Tennessee alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined by ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. This lawsuit seeks unspecified monetary damages and injunctive relief. In August 2005, Caremark Rx was dismissed from the action. Discovery in the lawsuit is ongoing.

In July 2004, the Company received Civil Investigative Demands (“CIDs”) from the Office of the State of Washington Attorney General seeking information, pursuant to consumer protection statutes, relating to the PBM business practices of Caremark Rx, Caremark and AdvancePCS. The companies have received CIDs or similar requests for information from 28 states and the District of Columbia. Caremark Rx, Caremark and AdvancePCS continue to cooperate with the requests for information and cannot predict the timing, outcome or consequences of the review of such information or whether such review could lead to the commencement of any legal proceedings affecting the Company.

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

In January 2005, the Chicago Tribune reported that the Illinois Attorney General issued a subpoena to the attorney representing the Fowlers for documents and depositions relating to the Florida qui tam lawsuit. The Chicago Tribune reported that the request for documents was related to a qui tam action that has been filed in the State of Illinois. The Company has not seen a copy of the qui tam complaint allegedly on file in Illinois. The Company has provided information requested by the Illinois Attorney General’s office.

In October 2003, Caremark Rx was served with a putative class action lawsuit filed by John Lauriello in the Circuit Court of Jefferson County, Alabama. This lawsuit was filed on behalf of a purported class of persons who were participants in the 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. Also named as defendants are several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. Alternatively, the lawsuit seeks to re-open the judgment approving the 1999 settlement. In January 2005, the court signed an order on class certification that, among other things, held that this case will proceed as a class action and set out a schedule for challenging the adequacy of John Lauriello to serve as class representative, as well as the appointment of Lauriello’s lawyers to act as class counsel. The defendants appealed the trial court’s order to the Alabama Supreme Court.

In November 2003, a second putative class action lawsuit was filed by Frank McArthur in the Circuit Court of Jefferson County, Alabama, arising out of the same 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. This lawsuit also was filed on behalf of a purported class of persons who were participants in the 1999 settlement, and named as defendants Caremark Rx, several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement, and a number of lawyers and law firms involved in negotiating and securing the approval of the 1999 settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. In December 2003, John Lauriello, the plaintiff in the lawsuit described above, filed a motion to intervene and a motion to dismiss, abate or stay this lawsuit on the grounds that it was a duplicative, later-filed, class action complaint. In January 2004, Caremark Rx and the other defendants filed their own motion to dismiss, abate or stay the lawsuit as a later-filed class action that is substantially similar to the Lauriello lawsuit. The defendants’ motion to stay was granted by the court, and the lawsuit was transferred to an Administrative Docket. In February 2005, the plaintiffs in the stayed McArthur case filed motions in the Lauriello case seeking to intervene in that litigation and asking for the right to challenge the adequacy of John Lauriello as class representative and his lawyers as class counsel. The court denied the McArthur plaintiffs’ motion to intervene. The McArthur plaintiffs appealed the trial court’s order to the Alabama Supreme Court, and the Alabama Supreme Court consolidated the issues raised in that appeal with the issues appealed by the defendants in Lauriello.

In August 2006, the Alabama Supreme Court granted the defendants’ petition for writ of mandamus, ordered the trial court to vacate its order on class certification and directed the trial court to analyze the appropriateness of the alleged claims for class treatment. The Alabama Supreme Court also concluded that the trial court exceeded its discretion in denying the McArthur plaintiffs’ motion to intervene, reversed that ruling and directed the trial court on remand to grant the McArthur plaintiffs’ motion. In October 2006, the Alabama Supreme Court withdrew its August 2006 opinion and issued a substitute opinion that modified certain portions of the earlier decision but did not change or alter any of the relief granted. The parties are awaiting the Alabama Supreme Court’s issuance of a certificate of judgment remanding the case back to the trial court for further proceedings.

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

In August 2003, AdvancePCS was served with a putative class action brought by Bellevue Drug Co., Robert Schreiber, Inc., d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co., d/b/a Parkway Drugs #4, purportedly on behalf of themselves and all others similarly situated, and the Pharmacy Freedom Fund and the National Community Pharmacists Association, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege antitrust violations under Section 1 of the Sherman Act arising from AdvancePCS’s establishment of network rates for retail pharmacies. The plaintiffs seek for themselves and the purported class three times actual monetary damages and injunctive relief enjoining the alleged antitrust violations. The court granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The plaintiffs moved for reconsideration of the court’s decision or to have the decision certified for an immediate appeal, and their motion was denied. The plaintiffs recently moved again for relief from the court’s decision to stay, seeking to dismiss the case to allow an appeal and indicating that they do not intend to arbitrate under the terms of the arbitration agreement in issue. The motion is pending.

In April 2006, the plaintiffs in a putative antitrust class action brought by Brady Enterprises, Inc., Charlotte J. Lopacki, d/b/a Budget Drug, Heritage Pharmacy, the Pharmacy Freedom Fund and the National Community Pharmacists Association against Medco Health Solutions, Inc. and Merck & Co., Inc. in the United States District Court for the Eastern District of Pennsylvania, filed a motion before the Judicial Panel on Multidistrict Litigation under the name In re Pharmacy Benefit Manager (PBM) Antitrust Litigation, seeking to have a number of cases in other courts brought by other plaintiffs and against different defendants transferred to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. In August 2006, the Judicial Panel on Multidistrict Litigation ordered the North Jackson Pharmacy case described above to be transferred from the United States District Court for the Northern District of Illinois to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings with the other scheduled cases before it, including the Bellevue Drug case.

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

In March 2003, AdvancePCS, Caremark Rx and Caremark were served with a putative representative action filed by American Federation of State, County & Municipal Employees (“AFSCME”), a labor union comprised of numerous autonomous local unions and affiliations. Other PBM companies also are named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, this lawsuit challenges alleged business practices of PBMs, including practices relating to rebates, pricing, formulary management and mail order services. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. This case has been coordinated with the Irwin case described above before a single judge in Los Angeles County. Based on recent changes in applicable law that restrict a party’s ability to bring lawsuits under California’s unfair competition law, AFSCME entered into a stipulation for the entry of judgment subject to the right of appeal, and the court entered judgment on that case in favor of the defendants in March 2005. AFSCME appealed the decision to the California Court of Appeal, and the parties subsequently stipulated to dismiss the entire case with prejudice in exchange for a waiver of costs, and the case was dismissed in August 2006.

In April 2002, Caremark Rx was served with a putative private class action lawsuit that was filed by Roland Bickley, purportedly on behalf of the Georgia Pacific Corporation Life, Health and Accident Plan, in the United States District Court, Central District of California alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In August 2002, this case was ordered transferred to the United States District Court, Northern District of Alabama. Caremark Rx subsequently was served in May 2002 with a virtually identical lawsuit, containing the same types of allegations, which was filed by Mary Dolan, purportedly on behalf of Wells Fargo Health Plan, and also filed in the United States District Court, Central District of California. In December 2002, this case also was ordered transferred to the United States District Court, Northern District of Alabama. Both of these lawsuits were amended to name Caremark as a defendant, and Caremark Rx was dismissed from the second case filed. In December 2004, the court presiding over the Bickley matter entered an order dismissing that case in its entirety with prejudice, finding that the plaintiff lacked standing, had failed to exhaust his administrative remedies and that Caremark was not a fiduciary under ERISA as to the plaintiff. Bickley then filed a Motion to Alter or Amend the court’s order, which was denied by the court in February 2005. In June 2006, the United States Court of Appeals for the Eleventh Circuit affirmed the lower court’s dismissal of the Bickley case based on the plaintiff’s failure to exhaust his administrative remedies (finding that this failure alone provided sufficient grounds for affirmance, the Court did not reach the remainder of the district court’s grounds for dismissal). The Dolan matter had been stayed pending the Eleventh Circuit’s decision in Bickley. Based on the Eleventh Circuit’s ruling in Bickley, the plaintiff in Dolan filed a motion to voluntarily dismiss her case, which was granted by the court.

In April 2002, AdvancePCS was served with a putative class action filed by Tommie Glanton in the United States District Court of Arizona brought on behalf of the plaintiff’s health plan and a purported class of self-funded health plans. In March 2003, AdvancePCS was served with a complaint filed by Tara Mackner in which the plaintiff, a purported participant in a self-funded health plan customer of AdvancePCS, sought to bring action on behalf of that plan. Each of the lawsuits sought unspecified monetary damages and injunctive relief. Because the previously filed Glanton case purported to be brought as a class action on behalf of self-funded plans, the court consolidated the Mackner case and the Glanton case. In November 2003, the court dismissed and terminated both the Glanton and Mackner cases on the pleadings, finding that the plaintiffs lacked standing to bring the actions under ERISA. In October 2006, the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s dismissal of these cases, and the plaintiffs have filed for a rehearing.

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

Note 10. Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that an individual tax position meet a “more likely than not” threshold for any part of the benefit of that position to be recognized in a company’s financial statements. In addition, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is continuing to evaluate the impact of FIN 48 on its financial statements; however, the Company does not expect FIN 48 to have a material effect on its financial position or results of operations.

The FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (“FAS 158”), in September 2006. FAS 158 requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income similar to the additional minimum pension liability adjustment required under FASB Statement No. 87, Employers Accounting for Pensions. The requirements listed under (i) and (iii) above are effective as of as of December 31, 2006, and the requirement listed under (ii) above is effective as of December 31, 2008. The Company does not expect FAS 158 to have a material effect on its financial position or results of operations.

Note 11. Subsequent Events

On November 1, 2006, the Company announced that it had entered into a definitive agreement (the “Merger Agreement”) for a merger of equals with CVS pursuant to which a wholly-owned subsidiary of CVS will be merged (the “Merger”) with and into the Company. In the Merger, stockholders of the Company will receive 1.67 shares of CVS common stock for each share of common stock of the Company held by such stockholder. This exchange ratio approximates the 90-day average ratio of the two companies’ closing stock prices as of the date the Merger Agreement was executed. On a pro forma basis, after completion of the Merger, CVS stockholders will own approximately 54.5% of the combined company, and Caremark Rx stockholders will own approximately 45.5% of the combined company on a fully diluted basis. The Company expects the transaction to close in six to twelve months.

The Company and CVS have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (a) to conduct their respective businesses in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger, (b) not to engage in certain kinds of transactions during such period, (c) to convene and hold a meeting of their respective stockholders to consider and vote upon the approval of the transaction and (d) that, subject to certain exceptions and conditions, the Boards of Directors of the Company and CVS will each recommend that their respective stockholders approve the transaction.

Completion of the Merger is subject to certain conditions which include, but are not limited to, the following:

•	Stockholder Approvals. Various stockholder approvals must be received from the stockholders of both companies. As of November 9, 2006, the dates of the respective stockholders’ meetings had not been set.

•	Stock Registration. CVS and the Company must jointly prepare and CVS must file with the SEC a Registration Statement on Form S-4 to register the shares of CVS common stock to be issued to the Company’s stockholders in the Merger; and

•	Governmental Approvals. Prior to completion of the Merger, CVS and the Company must have received any required governmental approvals and the Hart-Scott-Rodino waiting period must have expired or have been terminated.

The Company cannot guarantee that the Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement. The Company and CVS will file a joint proxy statement/prospectus with the SEC in connection with the proposed Merger, which will form a part of the Registration Statement on Form S-4 to register shares of CVS common stock to be issued in the Merger. The Company urges investors and stockholders to read the joint proxy statement/prospectus when it becomes available and any other relevant documents filed by either the Company or CVS with the SEC because they will contain important information.

CAREMARK RX, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2006

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

Critical Accounting Policies and Estimates

In addition to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K, the following critical accounting estimates were made in the preparation of our financials statements for the three month and nine month periods ended September 30, 2006:

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

In addition to these premiums, our PDP net revenue also includes copayments, deductibles and coinsurance, collectively referred to as member responsibility amounts, related to members’ prescription claims. CMS subsidizes these member responsibility amounts for low-income members based on the relationship of the member’s income to federal guidelines and pays us an estimated prospective subsidy amount each month. CMS is also responsible for 80% of an individual member’s submitted claims cost, regardless of the member’s income level, to the extent it exceeds a total of $5,100 in 2006, and CMS also pays us prospectively for its estimated liability under this feature of the Part D plan design. The prospective amounts paid by CMS are recorded in “Other accrued expenses and liabilities” on the accompanying condensed consolidated balance sheet at September 30, 2006, to the extent that they differ from amounts earned based on actual claims experience.

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

We have also recorded an estimate of amounts receivable from CMS under a risk-sharing feature of the CMS program design, referred to as the risk corridor, under a method set forth by the SEC in a meeting held with the four largest U.S. independent registered public accounting firms in March 2006. This method of recording the risk corridor hypothetically presumes the plan ended as of the end of the current interim period, for the purpose of making the risk corridor calculation by analogy to EITF 93-6, Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises. Actual amounts of Medicare Part D-related assets and liabilities could differ materially from amounts recorded.

Factors That May Affect Future Results

Our future operating results and financial condition are dependent on our ability to market our services profitably, which is, in turn, heavily dependent on our ability to successfully negotiate discounts for pharmaceutical purchases at various points in our supply chain and to successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including, but not limited to: (i) identification of, and competition for, growth and expansion opportunities; (ii) our ability to attract new customers and retain existing customers; (iii) declining reimbursement levels for, or increases in the costs of, products dispensed, including, but not limited to, the effect of changes in industry benchmarks used to determine pricing of products; (iv) the timing and launch of generic pharmaceutical products into the marketplace; (v) exposure to liabilities in excess of our insurance; (vi) compliance with, or changes in, government regulation and legislation, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation; (vii) our participation in the federal government’s Medicare Part D program; (viii) adverse developments in the healthcare or pharmaceutical industry generally, including, but not limited to, developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; (ix) adverse resolution of existing or future lawsuits or investigations; (x) the availability of prescription drug products in the marketplace as affected by product recalls and voluntary product withdrawals by manufacturers ; and (xi) our ability to complete the merger transaction with CVS. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition.

There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. These legal matters are described in Note 9, Contingencies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected information about our results of continuing operations for the three month and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,		Increase/(Decrease) 2006 over 2005
	2006	2005	2006	2005	Three Months	Nine Months
	(In thousands, except per share amounts)
Net revenue (1)(2)	$9,135,213	$8,072,441	$27,480,767	$24,623,495	13.2%	11.6%

Cost of revenues (excluding depreciation) (1)(3)	8,509,220	7,533,395	25,733,426	23,089,484	13.0%	11.5%
Selling, general and administrative expenses (4)	136,082	118,581	404,354	350,853	14.8%	15.2%
Depreciation	25,491	25,402	75,969	73,962	0.4%	2.7%
Amortization of intangible assets	10,619	11,725	32,837	35,533	(9.4)%	(7.6)%
Integration and other related expenses	—	1,686	—	8,807	(100.0)%	(100.0)%
Interest (income) expense, net	(6,072)	(863)	(25,603)	4,178	603.6%	—
Gain on treasury lock	(17,077)	—	(17,077)	—	—	—

	8,658,263	7,689,926	26,203,906	23,562,817	12.6%	11.2%

Income before provision for income taxes	476,950	382,515	1,276,861	1,060,678	24.7%	20.4%
Provision for income taxes	188,395	151,094	504,360	418,968	24.7%	20.4%

Net income	$288,555	$231,421	$772,501	$641,710	24.7%	20.4%

Net income per common share—diluted	$0.67	$0.51	$1.76	$1.41	31.4%	24.8%

Operating Income (5)	$453,801	$381,652	$1,234,181	$1,064,856	18.9%	15.9%

Operating Margin	5.0%	4.7%	4.5%	4.3%

EBITDA (6)	$489,911	$418,779	$1,342,987	$1,174,351	17.0%	14.4%

EBITDA Margin	5.4%	5.2%	4.9%	4.8%

Net cash provided by (used in):
Continuing operations	$232,037	$225,906	$855,493	$796,879	2.7%	7.4%

Investing activities	$101,631	$59,596	$347,632	$(440,912)	70.5%	178.8%

Financing activities	$(151,906)	$(84,634)	$(1,403,389)	$(482,869)	79.5%	190.6%

Discontinued operations	$(404)	$(571)	$(6,976)	$(9,163)	(29.2)%	(23.9)%

Revenues:
Mail service	$3,082,816	$2,917,549	$9,364,833	$8,556,832	5.7%	9.4%
Retail (1)	5,978,937	5,084,874	17,883,536	15,855,848	17.6%	12.8%
Other (2)	73,460	70,018	232,398	210,815	4.9%	10.2%

	$9,135,213	$8,072,441	$27,480,767	$24,623,495	13.2%	11.6%

Cost of revenues:
Drug ingredient cost (1)	$8,273,793	$7,319,191	$25,005,771	$22,417,186	13.0%	11.5%
Pharmacy operating costs and other costs of revenues (3)	235,427	214,204	727,655	672,298	9.9%	8.2%

	$8,509,220	$7,533,395	$25,733,426	$23,089,484	13.0%	11.5%

Pharmacy claims processed:
Mail	14,619	14,559	44,874	43,314	0.4%	3.6%
Retail (7)	110,472	116,159	343,991	366,713	(4.9)%	(6.2)%

	125,091	130,718	388,865	410,027	(4.3)%	(5.2)%

(1)	Includes $1.4 billion and $1.3 billion in the three months ended September 30, 2006 and 2005, respectively, and $4.4 billion and $4.2 billion in the nine months ended September 30, 2006 and 2005, respectively, of amounts paid by individual participants in our customers’ benefit plans directly to the third-party pharmacies in our retail networks (i.e., “retail copayments”).
(2)	Includes $10.6 million in revenue in the nine months ended September 30, 2006 resulting from a change in estimate related to a settlement with a former AdvancePCS client.
(3)	Cost of revenues excludes allocable depreciation of $22.2 million and $21.8 million in the three months ended September 30, 2006 and 2005, respectively, and $65.9 million and $63.5 million in the nine months ended September 30, 2006 and 2005, respectively. These amounts are included in total depreciation for each period.
(4)	Includes share-based compensation of $10.3 million and $2.7 million in the three months ended September 30, 2006 and 2005, respectively, and $31.2 million and $9.2 million in the nine months ended September 30, 2006 and 2005, respectively.
(5)	Operating Income equals net revenue less cost of revenues, selling, general and administrative expenses, depreciation, amortization of intangible assets and integration and other related expenses. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (6) below.
(6)	We believe that EBITDA, which is a non-GAAP financial measure, is a supplemental measurement tool used by analysts and investors to help evaluate a company’s overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$288,555	$231,421	$772,501	$641,710
Depreciation and amortization	36,110	37,127	108,806	109,495
Interest (income) expense, net	(6,072)	(863)	(25,603)	4,178
Gain on treasury lock	(17,077)	—	(17,077)	—
Provision for income taxes	188,395	151,094	504,360	418,968

EBITDA	489,911	418,779	1,342,987	1,174,351
Cash interest receipts (payments), net	13,671	9,529	37,404	5,822
Cash tax (payments) refunds, net	(168,778)	(17,873)	(426,782)	(9,256)
Other non-cash expenses, net	10,190	3,567	31,497	10,161
Other changes in operating assets and liabilities, net of acquisitions/disposals of businesses	(112,957)	(188,096)	(129,613)	(384,199)

Net cash provided by continuing operations	$232,037	$225,906	$855,493	$796,879

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
(7)	Includes 10.2 million and 30.5 million claims in the three months and nine months ended September 30, 2005, respectively, related to a large health plan customer for which we recorded revenue using the net revenue recognition method.

Results of operations for the three months ended September 30, 2006 compared to the same period in 2005

Net Revenue. Net revenue increased by $1.1 billion, or 13.2%, to $9.1 billion in the three months ended September 30, 2006 from $8.1 billion in 2005. Revenue growth primarily reflects increases due to Medicare Part D and drug cost inflation partially offset by client terminations and a higher dispensing rate of generic drugs (which have lower prices but result in healthcare cost savings for our customers) that had the effect of reducing revenues. Excluding the impact of higher generic dispensing rates, revenues for the three months ended September 30, 2006 would have increased approximately 19% over the 2005 amount.

Revenues from mail service claims increased $165.3 million, or 5.7%, to $3.1 billion in the three months ended September 30, 2006 from $2.9 billion in 2005. This increase results from an increase in mail service claim volume of approximately 0.4% and an increase in average revenue per mail service claim of 5.2%. The increase in mail service claim volume is related to changes in utilization from existing customers and new volumes resulting primarily from the Medicare Part D program and new client starts, offset by client terminations. The increase in average revenue per mail service claim reflects increases in the prices of products dispensed partially offset by the effects of higher generic dispensing rates as described above. Our mail service generic dispensing rate was 44.1% in the three months ended September 30, 2006, compared to a mail service generic dispensing rate of 39.8% in 2005.

Revenues from retail claims increased $894.1 million, or 17.6% to $6.0 billion in the three months ended September 30, 2006 from $5.1 billion in 2005. This increase is primarily related to revenue from new client starts, including revenue related to the Medicare Part D program generally, as well as the impact of additional Medicare Part D services provided to a large health plan client under a revised contract, offset by client terminations. Retail claim volumes increased from the prior year period after excluding claim volume of a large health plan customer with 10.2 million claims in the three months ended September 30, 2005 for which we recorded revenue using the net revenue recognition method. The contract with this health plan customer was terminated subsequent to September 30, 2005.

Approximately 4.3% of the increase in average revenue per retail claim reflects increases in the unit prices of products dispensed, with the remainder accounted for by changes in customer and claims mix between the periods, including the impact of the Medicare Part D program, partially offset by the effects of higher generic dispensing rates. Our retail generic dispensing rate was 57.6% in the three months ended September 30, 2006 compared to a retail generic dispensing rate of 53.7% in 2005.

Cost of Revenues. Cost of revenues increased $975.8 million, or 13.0%, to $8.5 billion in the three months ended September 30, 2006 from $7.5 billion in 2005. Cost of revenues for the three months ended September 30, 2006 decreased by 0.2% as a percentage of net revenue compared to the same period in 2005.

Pharmacy operating costs and other costs of revenues increased by $21.2 million, or 9.9%, to $235.4 million in the three months ended September 30, 2006 from $214.2 million in 2005. This increase relates primarily to an additional customer care center, which was added subsequent to September 30, 2005 to service Medicare Part D claims, and increased mail utilization. However, pharmacy operating costs and other costs of revenues decreased as a percentage of net revenue to 2.6% in the three months ended September 30, 2006 from 2.7% in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 14.8% on an absolute basis and increased as a percentage of net revenue, to 1.49% from 1.47%. The increase in selling, general and administrative expenses reflects increased share-based compensation cost as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123R”), on January 1, 2006. Share-based compensation cost totaled $10.3 million in the three months ended September 30, 2006 compared to $2.7 million in the three months ended September 30, 2005. The increase in share-based compensation cost resulted in a 6.4% increase in selling, general and administrative expenses. The remaining 8.4% increase in selling, general and administrative expenses is related to growth in our business, including growth associated with our Medicare Part D program. See “Recent Accounting Pronouncements” below for a discussion of our adoption of FAS 123R and the impact on our financial statements. Share-based compensation cost is expected to total approximately $41 million for the full year 2006.

Depreciation. Depreciation increased in the three months ended September 30, 2006 compared to the same period in 2005 due primarily to the amounts and timing of depreciation related to capital expenditures made to increase capacities in our mail service pharmacies and customer care centers. Depreciation expense is expected to total approximately $103 million for the full year 2006.

Amortization of Intangible Assets. The amortization of intangible assets recorded in 2006 and 2005 was related entirely to the intangible assets acquired from AdvancePCS. Amortization of intangible assets is expected to total approximately $44 million for the full year 2006.

Interest (Income) Expense, Net. The change in net interest (income) expense in 2006 resulted primarily from increased interest income generated by cash on hand and short-term investments. This increase is due primarily to an increase in interest rates. Net interest income is expected to total approximately $35 million for the full year 2006. This estimate may vary based on interest rates during the year, as well as the amount of cash that we have invested, which can vary based on share repurchase activity and other cash uses.

Gain on Treasury Lock. Gain on treasury lock is comprised of a $17.1 million gain on a treasury lock that was previously accounted for as a cash flow hedge. The treasury lock no longer qualifies for hedge accounting treatment due to our determination that it is probable that we will not issue 10-year fixed rate debt to replace our 7.375% senior notes.

Provision for Income Taxes. Our provision for income taxes was recorded using a 39.5% effective tax rate on book income in 2006 and 2005.

Results of operations for the nine months ended September 30, 2006 compared to the same period in 2005

Net Revenue. Net revenue increased by $2.9 billion, or 11.6%, to $27.5 billion in the nine months ended September 30, 2006 from $24.6 billion in 2005. Revenue growth primarily reflects increases due to Medicare Part D, mail service growth and drug cost inflation partially offset by client terminations and a higher dispensing rate of generic drugs (which have lower prices but result in healthcare cost savings for our customers) that had the effect of reducing revenues. Excluding the impact of higher generic dispensing rates, revenues for the nine months ended September 30, 2006 would have increased approximately 16% over the 2005 amount.

Revenues from mail service claims increased $808.0 million, or 9.4%, to $9.4 billion in the nine months ended September 30, 2006 from $8.6 billion in 2005. This increase results from an increase in mail service claim volume of approximately 3.6% and an increase in average revenue per mail service claim of 5.6%. The increase in mail service claim volume is related to changes in utilization from existing customers and new volumes resulting primarily from the Medicare Part D program and new client starts, offset by client terminations. The increase in average revenue per mail service claim reflects increases in the prices of products dispensed partially offset by the effects of higher generic dispensing rates as described above. Our mail service generic dispensing rate was 41.9% in the nine months ended September 30, 2006, compared to a mail service generic dispensing rate of 39.7% in 2005.

Revenues from retail claims increased $2.0 billion, or 12.8%, to $17.9 billion in the nine months ended September 30, 2006 from $15.9 billion in 2005. This increase is primarily related to revenue from new client starts, including revenue related to the Medicare Part D program generally, as well as the impact of additional Medicare Part D services provided to a large health plan client under a revised contract beginning in the second quarter of 2006, offset by client terminations. Retail claim volumes increased from the prior year period after excluding claim volume of a large health plan customer with 30.5 million claims in the nine months ended September 30, 2005 for which we recorded revenue using the net revenue recognition method. The contract with this health plan customer was terminated subsequent to September 30, 2005.

Approximately 4.7% of the increase in average revenue per retail claim reflects increases in the unit prices of products dispensed, with the remainder accounted for by changes in customer and claims mix between the periods, including the impact of the Medicare Part D program, partially offset by the effects of higher generic dispensing rates. Our retail generic dispensing rate was 56.1% in the nine months ended September 30, 2006 compared to a retail generic dispensing rate of 52.8% in 2005.

Other revenue increased $21.6 million, or 10.2%, to $232.4 million in the nine months ended September 30, 2006 from $210.8 million in 2005. This increase is primarily due to the $10.6 million favorable change in estimate in the nine months ended September 30, 2006 related to a settlement with a former AdvancePCS client.

Cost of Revenues. Cost of revenues increased $2.6 billion, or 11.5%, to $25.7 billion in the nine months ended September 30, 2006 from $23.1 billion in 2005. Cost of revenues for the nine months ended September 30, 2006 decreased by 0.1% as a percentage of net revenue compared to the same period in 2005.

Pharmacy operating costs and other costs of revenues increased by $55.4 million, or 8.2%, to $727.7 million in the nine months ended September 30, 2006 from $672.3 million in 2005. This increase relates primarily to an additional customer care center, which was added subsequent to September 30, 2005 to service Medicare Part D claims, and increased mail utilization. However, pharmacy operating costs and other costs of revenues decreased as a percentage of net revenue to 2.6% in the nine months ended September 30, 2006 from 2.7% in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 15.2% on an absolute basis and increased as a percentage of net revenue, to 1.47% from 1.42%. The increase in selling, general and administrative expenses reflects increased share-based compensation cost as a result of adopting FAS 123R on January 1, 2006. Share-based compensation cost totaled $31.2 million in the nine months ended September 30, 2006 compared to $9.2 million in the nine months ended September 30, 2005. The increase in share-based compensation cost resulted in a 6.3% increase in selling, general and administrative expenses. The remaining 8.9% increase in selling, general and administrative expenses is related to growth in our business, including growth associated with our Medicare Part D program. See “Recent Accounting Pronouncements” below for a discussion of our adoption of FAS 123R and the impact on our financial statements.

Depreciation. Depreciation increased in the nine months ended September 30, 2006 compared to the same period in 2005 due primarily to the amounts and timing of depreciation related to capital expenditures made to increase capacities in our mail service pharmacies and customer care centers.

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

Gain on Treasury Lock. Gain on treasury lock is comprised of a $17.1 million gain on a treasury lock that was previously accounted for as a cash flow hedge. The treasury lock no longer qualifies for hedge accounting treatment due to our determination that it is probable that we will not issue 10-year fixed rate debt to replace our 7.375% senior notes.

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

The following tables set forth selected information concerning our liquidity and capital resources and changes therein for the nine months ended September 30, 2006 (in thousands):

Nine Months Ended September 30, 2006
Net cash provided by (used in):
Continuing operations	$855,493
Investing activities	347,632
Financing activities	(1,403,389)
Discontinued operations	(6,976)

Net decrease in cash and cash equivalents for the nine months ended September 30, 2006	(207,240)
Cash and cash equivalents—December 31, 2005	1,268,883

Cash and cash equivalents—September 30, 2006	$1,061,643

	September 30, 2006	December 31, 2005
Working capital (1)(2)	$(125,391)	$933,231

Long-term debt (2)(3):
Fixed-rate debt	$—	$386,600

Availability under revolving credit facility	$739,122	$386,600

(1)	Working capital equals total current assets minus total current liabilities.
(2)	The net working capital and fixed-rate long-term debt amounts as of September 30, 2006 reflect the classification of our $450.0 million 7.375% senior notes due 2006 as short-term debt due to decision not to refinance the notes when they matured in October 2006. The net working capital and fixed-rate long-term debt amounts as of December 31, 2005 reflect the classification of $386.6 million of our 7.375% senior notes due 2006 as long-term debt due to our intent to refinance these notes when they matured and our ability to refinance the amounts on a long-term basis. The amount classified as long-term debt was limited to the availability under our revolving credit facility, and as of December 31, 2005 the remaining $63.4 million of our 7.375% senior notes due 2006 were classified as a current liability.
(3)	On August 31, 2006, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) that provides for a five-year, $750 million revolving bank credit facility maturing on August 30, 2011. The Restated Credit Agreement replaced our previous bank credit facility, which consisted of a $400 million revolving credit facility with a maturity date of March 23, 2009.

Cash Flows from Continuing Operations. Our performance relative to net cash provided by continuing operations for the nine months ended September 30, 2006 resulted from factors discussed above related to income from continuing operations and certain changes in non-cash working capital. In addition, as discussed under “Recent Accounting Pronouncements,” FAS 123R changed the statement of cash flow classification of the excess tax benefit resulting from the exercise of stock options. Excess tax benefits were reported as cash flows from operating activities in 2005, but are reported as cash flows from financing activities in 2006. Net cash provided by continuing operations for the full year is currently expected to exceed $1.0 billion.

Cash Flows from Investing Activities. Cash flows provided by investing activities for the nine months ended September 30, 2006 primarily include $427.2 million from the sale of available-for-sale securities, offset by $79.1 million of capital expenditures.

Cash Flows from Financing Activities. During the nine months ended September 30, 2006, we made payments of approximately $1.4 billion to repurchase 29,821,500 shares of our common stock and dividend payments of $42.2 million. These payments were offset by (i) net proceeds of approximately $61.9 million from issuance of common stock under employee benefit plans, including exercises of stock options, and (ii) approximately $20.5 million of tax benefit received for the amount of income tax deductions for option exercises in excess of compensation cost recognized for those options including pro forma share-based compensation cost for periods prior to January 1, 2006.

Dividend. We initiated a quarterly cash dividend in 2006. The first payment of $0.10 per share of common stock, or approximately $42.2 million in total, was declared by our board of directors on April 5, 2006 and was paid on July 17, 2006 to stockholders of record on June 30, 2006. The second payment of $0.10 per share of common stock, or approximately $42.1 million in total, was declared by our board of directors on August 17, 2006 and was paid on October 16, 2006 to stockholders of record on September 29, 2006. The Board will determine on a quarterly basis whether we will continue to pay a quarterly dividend.

Credit Facility. At September 30, 2006, we had approximately $739.1 million available for borrowing under our revolving credit facility, exclusive of approximately $10.9 million reserved under letters of credit.

Recent Accounting Pronouncements

Share-Based Compensation. We offer participation in our stock option plans to certain employees and directors, as described further in Note 2, Share-Based Compensation, to the accompanying unaudited condensed consolidated financial statements, and offer participation in our employee stock purchase plan (“ESPP”) to all employees. Effective January 1, 2006, we adopted FAS 123R using the modified prospective transition method described therein. Accordingly, on January 1, 2006, we began recognizing compensation cost from share-based payment arrangements based on their grant-date fair value. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. We recognized approximately $10.3 million and $31.2 million in share-based compensation cost related to employee stock option and ESPP transactions in the three months and nine months ended September 30, 2006, respectively. The total income tax benefit recognized in the income statement for the three months and nine months ended September 30, 2006 for share-based compensation arrangements was approximately $4.3 million and $12.3 million, respectively.

Prior to January 1, 2006, we accounted for options to purchase our common stock under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by FAS 123. Under APB 25, we recognized share-based compensation cost based on the difference in the market price and the exercise price (the “intrinsic value”) of options at their grant date. The exercise price of option grants under the our stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no share-based compensation cost related to stock options, other than share-based compensation cost for the replacement stock options issued in connection with the acquisition of AdvancePCS, was recognized in the accompanying unaudited condensed consolidated financial statements in the three months and nine months ended September 30, 2005. We recognized approximately $2.7 million and $9.2 million of share-based compensation cost in the three months and nine months ended September 30, 2005, respectively, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange for their AdvancePCS options upon completion of our acquisition of AdvancePCS on March 24, 2004.

As a result of adopting FAS 123R as required, our income before income taxes and net income for the three months ended September 30, 2006, are $9.4 million and $6.0 million lower, respectively, and our basic and diluted earnings per share for the three months ended September 30, 2006 are $0.02 lower than if we had not adopted FAS 123R. Our income before income taxes and net income for the nine months ended September 30, 2006, are $28.1 million and $17.6 million lower, respectively, and our basic and diluted earnings per share for the nine months ended September 30, 2006 are $0.04 lower than if we had not adopted FAS 123R.

In addition, FAS 123R changed the statement of cash flows classification of the excess tax benefit resulting from the exercise of stock options from a cash flow from operating activities to a cash flow from financing activities. The $20.5 million excess tax benefit classified as a financing cash inflow for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if we had not adopted FAS 123R. Cash flows for the nine months ended September 30, 2005 have not been restated.

As of September 30, 2006, we had $96.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.6 years. The fair value of awards with graded vesting granted prior to January 1, 2006 was determined using the multiple option approach, and the related compensation cost is recognized using the accelerated recognition method found in FASB Interpretation No. 28. The fair value of awards with graded vesting granted after January 1, 2006 is determined using the multiple option approach, and the related compensation cost is recognized using the straight-line recognition method. We expect the majority of our outstanding nonvested options to vest.

Income Taxes. The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that an individual tax position meet a “more likely than not” threshold for any part of the benefit of that position to be recognized in a company’s financial statements. In addition, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are continuing to evaluate the impact of FIN 48 on our financial statements; however, we do not expect FIN 48 to have a material effect on our financial position or results of operations.

Pension and Other Postretirement Plans. The FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (“FAS 158”), in September 2006. FAS 158 requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income similar to the additional minimum pension liability adjustment required under FASB Statement No. 87, Employers Accounting for Pensions. The requirements listed under (i) and (iii) above are effective as of as of December 31, 2006, and the requirement listed under (ii) above is effective as of December 31, 2008. We do not expect FAS 158 to have a material effect on our financial position or results of operations.

Outlook

On November 1, 2006, we announced that we had entered into a definitive agreement (the “Merger Agreement”) for a merger of equals with CVS Corporation (“CVS”) pursuant to which a wholly-owned subsidiary of CVS will be merged (the “Merger”) with and into Caremark Rx. In the Merger, stockholders of Caremark Rx will receive 1.67 shares of CVS common stock for each share of common stock of Caremark Rx held by such stockholder. This exchange ratio approximates the 90-day average ratio of the two companies’ closing stock prices as of the date the Merger Agreement was executed. On a pro forma basis, after completion of the Merger, CVS stockholders will own approximately 54.5% of the combined company, and Caremark Rx stockholders will own approximately 45.5% of the combined company on a fully diluted basis. We expect the transaction to close in six to twelve months.

Caremark Rx and CVS have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (a) to conduct their respective businesses in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger, (b) not to engage in certain kinds of transactions during such period, (c) to convene and hold a meeting of their respective stockholders to consider and vote upon the approval of the transaction and (d) that, subject to certain exceptions and conditions, the Boards of Directors of Caremark Rx and CVS will each recommend that their respective stockholders approve the transaction.

Completion of the Merger is subject to certain conditions which include, but are not limited to, the following:

•	Stockholder Approvals. Various stockholder approvals must be received from the stockholders of both companies. As of November 9, 2006, the dates of the respective stockholders’ meetings had not been set.

•	Stock Registration. CVS and Caremark Rx must jointly prepare and CVS must file with the SEC a Registration Statement on Form S-4 to register the shares of CVS common stock to be issued to Caremark Rx stockholders in the Merger; and

•	Governmental Approvals. Prior to completion of the Merger, CVS and Caremark Rx must have received any required governmental approvals and the Hart-Scott-Rodino waiting period must have expired or have been terminated.

We cannot guarantee that the Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement. Caremark Rx and CVS will file a joint proxy statement/prospectus with the SEC in connection with the proposed Merger, which will form a part of the Registration Statement on Form S-4 to register shares of CVS common stock to be issued in the Merger. We urge investors and stockholders to read the joint proxy statement/prospectus when it becomes available and any other relevant documents filed by either us or CVS with the SEC because they will contain important information.

Liquidity and Capital Resources Overview. Currently, our liquidity needs arise primarily from: (i) commitments related to financing obtained through the issuance of long-term debt; (ii) working capital requirements; (iii) capital expenditures; and (iv) dividend payments. Additionally, we have acquired businesses recently, may continue to acquire additional businesses in the future, subject to compliance with the Merger Agreement, and could fund any such acquisition using cash on hand and short-term investments, availability under our revolving credit facility, or a combination thereof. We believe that our cash on hand, short-term investments, cash flows from operations and amounts available under our revolving credit facility will be sufficient to meet our liquidity needs for the foreseeable future.

Stock Repurchase Program. We are authorized to repurchase up to $3.0 billion of our common stock on the open market under our previously announced repurchase program and subsequent amendments. Repurchases under the program will occur at times and in amounts that management deems appropriate, subject to compliance with the Merger Agreement, and we have repurchased approximately 59.1 million shares at an aggregate cost of approximately $2.4 billion under this program through November 8, 2006. Additional details for repurchases under our stock repurchase program appear at Part II—Item 2.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2005.

In October 2006, our treasury lock agreement matured and we received a payment of $17.1 million. The fair value of our treasury lock agreement was $9.8 million as of December 31, 2005. In addition, in October 2006, we repaid the $450 million outstanding principal amount of our 7.375% senior notes.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of September 30, 2006, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely manner.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the third fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to certain legal proceedings as described in Note 9, Contingencies, to its unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and hereby incorporated herein by reference.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of certain risk factors in Part I, Item 1A. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.

Changes in Industry Pricing Benchmarks Could Adversely Affect Our Financial Performance

Contracts in the prescription drug industry, including our contracts with our retail pharmacy networks and with our clients for PBM and Specialty services, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”), average selling price (“ASP”) and wholesale acquisition cost (“WAC”). Most of our client contracts utilize the AWP standard.

Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry

Specifically, in the recently announced proposed settlement in the case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., a civil class action case brought against First DataBank (“FDB”), one of several companies that report data on prescription drug prices, FDB has agreed to reduce the reported AWP of certain drugs by four percent. At this time, the proposed settlement has received neither preliminary nor final court approval. The court could approve the proposed settlement in part, in its entirety, or not at all. We cannot predict the outcome of this case, or, if the settlement is approved, the precise timing of any of the proposed AWP changes.

Approximately 90% of our client relationships and most of our relationships with other parties contain terms that we believe will enable us to mitigate the adverse effect of this proposed reduction in FDB’s reported AWP. However, because in some cases we may have a negotiation with a client, the ultimate outcome cannot be precisely predicted.

Whatever the outcome of the FDB case, we believe that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and pharmacy benefit management services in the future.

Pending Merger with CVS

As described elsewhere in this Quarterly Report on Form 10-Q, we have entered into an agreement to merge with CVS. Our ability to complete the merger transaction with CVS is subject to risks and uncertainties, including, but not limited to, the risk that a condition to closing of the transaction may not be satisfied, the risk that a regulatory approval that may be required for the transaction is not obtained or is obtained subject to conditions that are not anticipated, and other risks to consummation of the transaction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, the Company repurchased shares of its common stock, $0.001 par value per share, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Since Inception	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Balance at June 30, 2006			57,296,300	$673,017,290
July 2006	352,300	$51.45	57,648,600	$654,891,893
August 2006	—	—	57,648,600	$654,891,893
September 2006	1,500,000	$56.22	59,148,600	$570,567,885

Total	1,852,300	$55.31	59,148,600	$570,567,885

(1)	Per share amounts include transaction costs. The total average price paid per share in the table above represents the average price paid per share for repurchases initiated during the three months ended September 30, 2006. The average price paid per share for all repurchases made under the program from its inception through September 30, 2006, was $41.07.
(2)	We are authorized to repurchase up to $3.0 billion of our common stock on the open market under our previously announced repurchase program. On July 1, 2002, we announced that we had adopted a program to purchase up to $150 million of our common stock on the open market. On July 20, 2004, we announced that we had raised the authorized repurchases under this program to $750 million. On May 17, 2005, we announced that we had raised the authorized repurchases under this program by $500 million to $1.25 billion. On November 9, 2005, we announced that we had raised the authorized repurchases under this program by $500 million to $1.75 billion, and on May 11, 2006, we announced that we had raised the authorized repurchases under this program by $1.25 billion to $3.0 billion.

Our stock repurchase program does not have a set expiration date, and repurchases under the program will be made at times and in amounts as our management deems appropriate. We have not repurchased shares of our common stock subsequent to September 30, 2006.

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

Date: November 9, 2006