Form 10-K
period 2006-12-31
CAREMARK RX INC
filed 2007-02-27
CIK 1000736

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

The aggregate market value of the voting stock (common stock, par value $.001) held by non-affiliates of the registrant as of June 30, 2006 was approximately $21.0 billion based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date.

As of January 31, 2007, the registrant had 426,600,623 shares (including 5,552,887 shares held in trust to be utilized in employee benefit plans) of common stock, par value $.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders that will be filed no later than April 30, 2007.

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

•

Risks related to our ability to attract new customers and retain existing customers, including risks associated with any efforts of our clients to negotiate changes in their pricing or other changes in their existing business relationships with us;

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

•	Risks relating to adverse resolution of existing or future lawsuits or investigations;

•	Risks relating to the availability of prescription drug products in the marketplace as affected by product recalls and voluntary product withdrawals by manufacturers;

i

•	Risks relating to the proposed merger transaction with CVS Corporation (“CVS”); and

•	Risks relating to the impact of the exchange offer commenced by Express Scripts, Inc. (“Express Scripts”).

More detailed discussions of certain of these risk factors can be found under the captions: “Business—Government Regulation,” “Risk Factors” and “Legal Proceedings” and also in MD&A. Additionally, risks associated with our proposed merger with CVS, which is further described at “Business—Proposed Merger with CVS,” are set forth under the caption “Risk Factors” in the Registration Statement on Form S-4 (Registration No 333-139470), filed by CVS Corporation.

ii

PART I

Item 1. Business

Overview

We are one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $36.8 billion (including approximately $5.8 billion of retail copayments) in 2006. Our operations are conducted primarily through our Caremark Inc. (“Caremark”) and CaremarkPCS (f/k/a AdvancePCS) (“CaremarkPCS” or “AdvancePCS”) subsidiaries.

Our customers are primarily sponsors of health benefit plans (employers, unions, government employee groups, insurance companies and managed care organizations) and individuals located throughout the United States. We dispense pharmaceuticals to eligible participants in benefit plans maintained by our customers and utilize our information systems to perform safety checks, drug interaction screening and generic substitution. In addition, we are a national provider of drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program. We generate substantially all of our net revenue from dispensing prescription drugs to eligible participants in benefit plans maintained by our customers. During the year ended December 31, 2006, we managed over 516 million prescriptions for individuals from over 2,000 organizations, and our largest customer, the Federal Employees Health Benefit Plan, accounted for approximately 16% of our net revenue.

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

We generally do not operate our own retail pharmacies but have contracted with retail pharmacy chains and independent retail pharmacies to form a network comprised of more than 60,000 retail pharmacies at which our customers’ plan participants may have their prescriptions filled. We operate our own mail service pharmacies and have one of the leading mail service pharmacy businesses among independent pharmacy services companies in terms of prescriptions filled in 2006. During the year ended December 31, 2006, we processed approximately 60 million prescriptions through our mail service pharmacies and processed approximately 457 million retail pharmacy claims. We also operate a limited number of CareCenter pharmacies located at client sites, which provide participants with a convenient alternative for filling their prescriptions.

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

Health benefit plan sponsors are also increasingly focused on the quality and efficiency of care, emphasizing disease prevention, or wellness, and care management. This focus has resulted in a rapidly growing demand among customers for comprehensive health management programs. By effectively managing appropriate prescription use, PBM companies can reduce overall medical costs and improve clinical outcomes.

We believe that the most significant factors which will affect future growth in the PBM industry include, but are not limited to:

•	Increased demand for comprehensive pharmacy benefit, medication management and health management services;

•	The aging of the population, as older population segments have historically accounted for a significant concentration of prescription drug users;

•	The continued use of direct-to-consumer advertising by pharmaceutical manufacturers;

•	The extent to which new competitors enter the PBM industry;

•	The extent of consolidation, through mergers and acquisitions, which may occur in the pharmaceutical manufacturer and PBM industries;

•	The extent to which customers contract for pharmacy benefit management services separately from other health and welfare benefits;

•	The rate at which patents expire on, and generic equivalents become available for, existing branded drugs;

•	The extent to which drugs currently requiring a prescription become available on an over-the-counter basis;

•	The rate at which manufacturers develop new drugs which receive approval for use from governmental regulatory agencies;

•	Clinical review and analysis, including FDA actions, concerning new and existing drugs and their availability in the marketplace to treat specified health conditions;

•	Expansion of the availability and use of biotechnology-based and injectable therapies; and

•	Future changes in the marketplace that occur as a result of the federal government’s Medicare Part D program.

Development of Our Business

Through 2003, we grew our PBM business primarily through the organic growth provided by our sales force, and we did not engage in significant acquisitions of businesses subsequent to the discontinuance of our physician practice management (“PPM”) business in 1998.

On March 24, 2004, we acquired AdvancePCS, which was also a pharmaceutical services/PBM company (the “AdvancePCS Acquisition”). AdvancePCS had historically focused on a different customer market segment (primarily health plans) than Caremark (primarily employers). We believe that Caremark Rx and AdvancePCS were complementary companies and that their combination resulted in an organization with the increased scale, enhanced financial capacity and diversified customer portfolio necessary to increase stockholder value, enhance customer care and increase cost efficiencies.

Proposed Merger with CVS. On November 1, 2006, we entered into a definitive agreement (the “Merger Agreement”) for a merger of equals transaction with CVS Corporation (“CVS”) pursuant to which Caremark Rx will be merged (the “Merger”) with and into a wholly owned subsidiary of CVS. Immediately following the Merger, CVS Corporation will be renamed “CVS/Caremark Corporation.” In the Merger, stockholders of Caremark Rx will receive 1.67 shares of CVS common stock for each share of common stock of Caremark Rx held by such stockholder. This exchange ratio approximates the 90-day average ratio of the two companies’ closing stock prices as of the date the Merger Agreement was executed. On a pro forma basis, after completion of the Merger, CVS stockholders will own approximately 54.5% of the combined company, and Caremark Rx stockholders will own approximately 45.5% of the combined company on a fully diluted basis.

CVS has granted a waiver to Caremark Rx from certain restrictions in the Merger Agreement to permit Caremark Rx to pay a one-time, special cash dividend to holders of record of Caremark Rx common stock (on a record date to be set by the Caremark Rx board of directors) in the amount of $6.00 per share of Caremark Rx common stock held by each holder on such record date. Such dividend shall, under the terms of the CVS waiver, only become payable upon or after the effective time of the Merger, and such payment shall be conditioned upon the completion of the Merger. In addition, CVS and Caremark Rx agreed that, after completion of the Merger, the combined company will retire 150 million shares of common stock of the combined company (approximately 9.8% of the combined company’s pro forma outstanding shares after giving effect to the Merger).

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

Completion of the Merger is subject to certain conditions which include, but are not limited to, the following:

•

Stockholder Approvals. Various stockholder approvals must be received from the stockholders of both companies. A special meeting of Caremark Rx stockholders has been scheduled at which stockholders will be asked to adopt the Merger Agreement and approve the Merger; and to approve an adjournment or postponement of the Caremark Rx special meeting, including if necessary, to solicit additional proxies in favor of the adoption of the Merger Agreement and approval of the Merger if there are not sufficient votes for such proposal. A special meeting of CVS stockholders will be scheduled at which stockholders will be asked to approve amendments of the CVS charter, effective upon completion of the Merger, to increase the authorized number of shares of CVS common stock from 1 billion to 3.2 billion shares and to change CVS’ name to “CVS/Caremark Corporation”; to approve the issuance of CVS/Caremark common stock to Caremark Rx stockholders in the Merger; and to approve an adjournment or postponement of the special meeting, including if necessary, to solicit additional proxies in favor of the foregoing proposals.

•

Governmental Approvals. Prior to completion of the Merger, CVS and Caremark Rx must have received any required governmental approvals. On December 20, 2006, the initial waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act expired without a request for additional information from the Federal Trade Commission. In addition, on January 19, 2007, the SEC declared the joint proxy statement/prospectus relating to the Merger effective.

We urge investors and stockholders to read the Registration Statement on Form S-4 (Registration No 333-139470), filed by CVS Corporation and any other relevant documents filed by either us or CVS with the SEC because they contain important information regarding the Merger. We cannot guarantee that the Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement.

Strategy

Our business strategy centers on providing innovative pharmaceutical solutions and quality customer service in order to enhance clinical outcomes for the participants in our customers’ health benefit plans, while assisting our customers in better managing their overall healthcare costs. We intend to increase our market share and extend our leadership in the pharmaceutical services industry through a combination of organic growth (including the addition of new customers) and strategic business combinations, including the proposed Merger with CVS described further under “Proposed Merger with CVS.” We believe that our focus on management of our customers’ overall healthcare costs, our mail service, specialty pharmaceutical and health management expertise and the breadth and quality of our product and service offerings distinguish us from many of our competitors.

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

CareCenter Pharmacies. We also operate a limited number of CareCenter pharmacies located at client sites, which provide participants with a convenient alternative for filling their prescriptions.

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

Health Management Programs. Our clinical services utilize advanced protocols and offer customers convenience in working with healthcare providers and other third parties. Our AccordantCare® health management program covers over 20 diseases, including asthma, coronary artery disease, congestive heart failure, diabetes, hemophilia, rheumatoid arthritis and multiple sclerosis. Nineteen of these health management programs are accredited by the National Committee for Quality Assurance (“NCQA”).

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

Medicare Part D

In 2005, we were approved by the Centers for Medicare and Medicaid Services (“CMS”) to participate in the drug benefit added to the Medicare program through Part D (“Medicare Drug Benefit”) of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”). We participate in the administration of the Medicare Drug Benefit through the provision of PBM services to our health plan clients and other clients that have qualified as Medicare Part D prescription drug plans. We also participate (i) through the offering of Medicare Part D benefits by our subsidiary, SilverScript Insurance Company (“SilverScript”), which has been approved by CMS as a prescription drug plan (“PDP”) under Medicare Part D in all regions of the country, and (ii) by assisting employer, union and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them as required under Part D in order to obtain the subsidy.

Additionally, under regulations established by CMS governing participation in the Medicare Part D program, our prescription drug plan subsidiary, SilverScript, must be a risk-bearing entity regulated under state insurance laws or similar statutes. SilverScript is licensed through the Tennessee Department of Commerce and Insurance as a domestic insurance company under the applicable laws and regulations of the State of Tennessee and has filed expansion applications for licensure as an insurance company in other jurisdictions where it may seek to do business. Certain of the expansion insurance licensure applications were pending as of the date of this filing.

Competition

We compete with a number of large, national PBM companies, including Medco Health Solutions, Inc. and Express Scripts, Inc. as well as many smaller local or regional PBMs. We also compete with several large health insurers/managed care plans (e.g. Wellpoint, Aetna, CIGNA) and retail pharmacies (primarily Walgreen and CVS; see “Proposed Merger with CVS”) which have their own PBM capabilities, as well as with several other national and regional companies which provide services similar to ours. Some of these competitors are large and may possess greater financial, marketing and other resources than we do. To the extent that competitors are owned by retail pharmacies, they may offer similar services and may have pricing advantages that are unavailable to us and other independent PBM companies.

We believe the primary competitive factors in the PBM industry include: (i) the ability to negotiate favorable discounts from drug manufacturers; (ii) the ability to negotiate favorable discounts from, and access to, retail pharmacy networks; (iii) responsiveness to customers’ demands; (iv) the ability to identify and apply effective cost management programs utilizing clinical strategies; (v) the ability to develop and utilize preferred drug lists; (vi) the ability to market PBM products and services; (vii) the commitment to provide flexible, clinically-oriented services to customers; and (viii) the quality, scope and costs of products and services offered to customers and their participants. We consider our principal competitive advantages to be our commitment to providing flexible, clinically-oriented services to our customers; broad service offerings; mail service, specialty pharmaceutical and health management expertise and high quality of customer service as measured by independent surveys.

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

Among the existing federal and state laws and regulations that affect aspects of our business are the following:

Anti-Remuneration Laws. Federal law prohibits, among other things, an entity from knowingly and willfully offering, paying, soliciting or receiving, subject to certain exceptions and “safe harbors,” any remuneration to induce the referral of individuals or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of items or services for which payment may be made under Medicare, Medicaid or certain other federal healthcare programs. A number of states have similar laws, some of which are not limited to services for which government-funded payment may be made. State laws and exceptions or safe harbors vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in Medicare, Medicaid and other government sponsored healthcare programs. The federal anti-remuneration law has been interpreted broadly by some courts, the Office of Inspector General (“OIG”) within the United States Department of Health and Human Services (“HHS”) and administrative bodies. Because of the federal statute’s broad scope, HHS established certain safe harbor regulations that specify various payment practices that are protected from criminal or civil liability. Safe harbors exist for certain discounts offered to purchasers, certain personal services arrangements, certain payments made by vendors to group purchasing organizations, the provision of electronic prescribing technology to physicians, as well as for other transactions and relationships. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful but may be subject to challenge by HHS.

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

Comprehensive PBM Regulation. Legislation seeking to regulate PBM activities in a comprehensive manner has been introduced in a number of states. This legislation varies in scope and often contains provisions that: (i) impose certain fiduciary duties upon PBMs to customers and plan participants; (ii) require PBMs to remit to customers or their plan participants certain rebates, discounts and other amounts received by PBMs related to the sale of drugs; (iii) regulate product substitution and intervention; and/or (iv) impose broad disclosure obligations upon PBMs to customers and their plan participants. The District of Columbia and several states, including Maine, have enacted statutes with similar provisions. The Pharmaceutical Care Management Association (“PCMA”), a national trade association representing PBMs, filed separate actions in Maine and the District of Columbia questioning the validity of their statutes on various grounds. The Maine district court granted summary judgment in favor of Maine and lifted an injunction obtained by PCMA preventing enforcement of the statute. The district court decision was affirmed by the First Circuit Court of Appeals, which PCMA appealed to the United States Supreme Court. The Supreme Court declined to hear PCMA’s appeal. Accordingly, Maine could seek to enforce this statute. The District of Columbia district court preliminarily enjoined enforcement of the District of Columbia statute, and the District of Columbia appealed the decision to the D.C. Court of Appeals. The D.C. Court of Appeals has remanded the case to the district court for reconsideration in light of the First Circuit’s ruling in the Maine case. To the extent states or other government entities enact legislation regulating PBMs that survive legal challenges to their enforceability, such legislation could adversely impact our ability to conduct business on commercially reasonable terms in locations where the legislation is in effect.

Legislative initiatives seeking to regulate PBMs often have the support of associations representing community and independent pharmacists as well as national chain pharmacies. Such legislation, if enacted, could adversely impact the services we provide to our customers and the competitive pricing we are able to provide our customers to help them reduce their pharmacy benefit costs. In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy (“NABP”), an organization of state boards of pharmacy, and the National Association of Insurance Commissioners (“NAIC”), an organization of state insurance regulators, have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities, and NCQA, URAC or other credentialing organizations may provide voluntary standards regarding PBM activities. In 2006, for example, URAC issued draft PBM accreditation standards for PBMs serving the commercially insured market. It is expected that these standards will be finalized in 2007, and URAC has stated that it intends to develop standards for the Medicare and health plan markets as well. When these standards are finalized, PBMs may choose whether to seek URAC accreditation. While the actions of these quasi-regulatory organizations would not have the force of law, they may influence states to adopt their requirements or model acts or their recommended standards of practice and influence customers’ requirements of PBM services. Moreover, any standards established by these organizations could also impact our health plan customers and/or the services we provide to them.

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

Consumer Protection Laws. The federal government and most states have consumer protection laws that have been the basis for investigations, lawsuits and multi-state settlements relating to, among other matters, financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic substitution programs. In 2004, we received Civil Investigative Demands (“CIDs”) from a number of state attorneys general requesting information concerning our business practices pursuant to applicable state consumer protection laws. See Item 3, “Legal Proceedings” for further information concerning these investigations.

Corporate Integrity Agreement. In September 2005, our subsidiary, AdvancePCS, entered into a settlement agreement with the federal government. The settlement related to an investigation commenced in 1999 by the United States Attorney’s Office for the Eastern District of Pennsylvania of certain business practices of AdvancePCS, which became our subsidiary in March 2004. Under the terms of the settlement, AdvancePCS agreed, among other things, to adhere to certain business practices pursuant to a consent order and to maintain a compliance program in accordance with a corporate integrity agreement (“CIA”) for a period of five years. Caremark and all of its subsidiaries and affiliates have agreed, with limited exceptions, to comply with the requirements of the CIA applicable to AdvancePCS. The CIA requires, in part, that we maintain our current compliance program; complete additional training requirements; report and return any overpayments received from federal health care programs; notify the OIG of any new investigations or legal proceedings initiated by a governmental entity involving an allegation of fraud or criminal conduct against us; engage an independent review organization to perform limited annual audits; and submit regular reports to the OIG regarding our compliance with the CIA. Failure to meet our obligations under the CIA could result in stipulated financial penalties. In addition, failure to comply with material terms could lead to exclusion from further participation in federal health care programs.

Customer Audit. From time-to-time, we are subject to customer audits of our services pursuant to certain provisions in our customer contracts that grant audit rights. These contract provisions are customary in our contracts, and the audits are typically conducted by or on behalf of our customers. Because some of our customer contracts are with state or federal governments, audits of these agreements are often regulated by the federal or state agencies responsible for administering federal or state benefits programs maintained by our customers, including those who operate prescription drug plans or Medicare Advantage organizations under the MMA. The audits generally focus on, among other things, compliance with the applicable terms of our customer contract and applicable legal requirements.

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

False Claims and Fraudulent Billing Statutes. A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant of these laws is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure reimbursement from a government-sponsored program. Some states have passed substantially similar acts. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. The Federal Deficit Reduction Act of 2005 (“DRA”), for example, requires certain entities that receive over a certain amount of federal health care program funds to provide their employees with certain information regarding the federal and state false claims acts, whistleblower protections, and the entity’s processes for detecting and preventing fraud, waste and abuse. Claims under these laws may be brought either by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” action. Such actions, which are discussed in more detail elsewhere in this Government Regulation section, are typically filed under seal pending a government review of the allegations and may remain secret from the named defendant for years. We have been named in several qui tam lawsuits that have been unsealed, as discussed in Item 3, “Legal Proceedings.”

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

Health Management Services Regulation. We provide customers with clinical services in the form of health management programs for certain diseases, including, among others, asthma, diabetes, coronary artery disease and congestive heart failure. We employ nurses and other clinicians, where needed, to develop and implement our health management programs. All states regulate the practice of medicine and the practice of nursing, and employees engaged in the practice of nursing must satisfy applicable state licensing requirements.

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

Medicare Prescription Drug Benefit. The MMA created the Medicare Drug Benefit starting in January 2006. Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B are eligible for the Medicare Drug Benefit under Medicare Part D. The MMA also created a subsidy available to certain employer, union and other group plans that provide retiree coverage to Part D eligible individuals that is at least equivalent to Part D coverage (the “retiree drug subsidy”). Regulations implementing the Medicare Drug Benefit were published beginning in January 2005 and include, without limitation, requirements relating to developing and administering formularies, establishing pharmacy networks, processing and adjudicating claims at point of sale and compliance with electronic prescribing (“e-prescribing”) standards.

We participate in the administration of the Medicare Drug Benefit through the provision of PBM services to our health plan clients and other clients that have qualified as a Medicare Part D prescription drug plans. We also participate (i) through the offering of Medicare Part D benefits by our subsidiary, SilverScript, which has been approved by CMS as a PDP under Medicare Part D in all regions of the country and (ii) by assisting employer, union and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them as required under Part D in order to obtain the subsidy. Our clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. If this occurs, the adverse effects of the Medicare Drug Benefit may outweigh any opportunities for new business generated by the new benefit. We are not yet able to assess the impact that Medicare Part D will have on clients’ decisions to continue to offer a prescription drug benefit to their Medicare-

eligible members. In addition, if the cost and complexity of the Medicare Drug Benefit exceed management’s expectations or prevent effective program implementation or administration; if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the MMA or for other reasons; if the government alters the provision in the MMA prohibiting the government from interfering in drug price negotiations with manufacturers; if we fail to design and maintain programs that are attractive to Medicare participants; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under the MMA’s competitive bidding process, our business and our ability to expand our Medicare operations could be materially and adversely affected, and our business and results of operations may be adversely affected. Finally, the MMA mandated risk corridors (in which the federal government shares in the drug cost risk borne by Part D plans) are scheduled to change in 2008. Both the risk corridor thresholds and the level of risk-sharing will change with the result that Medicare Drug Benefit sponsors will assume an increased level of drug cost risk starting in 2008. Therefore, to the extent that SilverScript’s actual drug costs are higher or lower than those estimated by it in its bid in 2008 onwards, the federal government will share a smaller portion of the losses or gains respectively than it otherwise would have prior to 2008.

Network Access Legislation. A majority of states now have some form of legislation affecting the ability to limit access to a pharmacy provider network or remove network providers. Certain “any willing provider” legislation may require us or our customers to admit a non-participating retail pharmacy if such retail pharmacy is willing and able to meet the plan’s price and other applicable terms and conditions for network participation. These laws vary significantly from state to state in regard to scope, requirements and application. ERISA plans and payors have challenged the application of such laws on the basis of ERISA preemption. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. In addition, the MMA contains an “any willing provider” requirement for pharmacy participation in the Medicare Drug Benefit, and CMS has interpreted this as requiring that a Medicare Part D prescription drug plan must, for each type of pharmacy in its Part D network, allow participation by any pharmacy that meets the terms and conditions for participation by that type of pharmacy that the plan has established. To the extent any state or federal any willing provider laws are determined to apply to us or to certain of our customers or to the pharmacy networks we provide our customers, such laws could negatively impact the PBM services and economic benefits achievable through a limited pharmacy provider network.

Some states also have enacted “due process” legislation that may prohibit the removal of a provider from a pharmacy network except in compliance with certain procedures. Other state legislation prohibits days’ supply limitations or copayment differentials between mail service and retail pharmacy providers. In addition, under Part D, CMS requires that if a Part D plan offers a 90-day supply at mail, it must allow retail pharmacies to also offer a 90-day supply on the same terms.

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

In response to public concern regarding the safety of pharmacy practices on the Internet, in 1999, NABP developed the Verified Internet Pharmacy Practice Sites (VIPPS) program. To be VIPPS accredited, a pharmacy must comply with the licensing and inspection requirements of its state and each state to which it dispenses pharmaceuticals. In addition, a pharmacy displaying the VIPPS seal must have demonstrated to NABP compliance with VIPPS criteria, including patient rights to privacy, authentication and security of prescription orders, adherence to a recognized quality assurance policy and provision of meaningful consultation between patients and pharmacists. Although the actions of this quasi-regulatory organization do not have the force of law, they may influence states to adopt similar requirements and influence customers’ requirements for mail services.

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

Plan Design Legislation. Some states have enacted legislation that prohibits a health plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states have adopted “freedom of choice” legislation, which provides that: (i) members of a plan may not be required to use network providers but must instead be provided with benefits even if they choose to use non-network providers or (ii) a plan participant may sue his or her health plan if care is denied. Various states have enacted, or have considered enacting, legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA or prohibits denial of coverage for non-FDA approved uses. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to us, but it may apply to certain of our customers (generally, MCOs and health insurers). If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable by our customers through the use of drug cost management techniques traditionally employed by PBMs. Other states have enacted legislation purporting to prohibit health plans not covered by ERISA from requiring or offering members financial incentives for use of mail service pharmacies. Legislation imposing plan design mandates may apply to certain of our customers and could have the effect of limiting the economic benefits achievable through pharmacy benefit management.

Privacy and Confidentiality Legislation. Many of our activities involve the receipt, use and disclosure by us of confidential health information, including disclosure of the confidential information to a participant’s health benefit plan, as permitted in accordance with applicable federal and state privacy laws. In addition, we use and disclose de-identified data for analytical and other purposes. The Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements on the way in which health plans, healthcare providers, healthcare clearinghouses (known as “covered entities”) and their business associates use, disclose and safeguard protected health information (“PHI”), including requirements to protect the integrity, availability and confidentiality of electronic PHI. HIPAA gives individuals the right to know how their PHI is used and disclosed, the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities, such as pharmacies and health plans, are required to provide a written Notice of Privacy Practices to individuals that describes how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, healthcare operations or certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards.

In addition to HIPAA, most states have enacted health care information confidentiality laws, which limit the disclosure of confidential medical information. These state laws supersede HIPAA to the extent they are more protective of individual privacy than is HIPAA.

In addition to establishing privacy and security standards for PHI, HIPAA established national standards for conducting certain healthcare transactions electronically (known as “standard transactions”), as well as national identifiers for employers and health care providers. Beginning May 23, 2007, the National Provider Identifier (NPI) Rule will go into effect for all covered entities except small health plans (which have until May 2008 to comply with the NPI Rule). The NPI Rule requires that all health care providers that conduct standard transactions must apply for and obtain an NPI, and that all covered entities must use this NPI in any standard transaction where that health care provider’s identifier is required. This Rule will have a significant operational impact on our business in that all electronic pharmacy claims will have to reflect the pharmacy’s NPI and, to the extent the prescriber is a covered entity, the prescriber’s NPI, instead of current identifiers such as the NCPDP numbers. To the extent that any pharmacies do not have an NPI by May 23, 2007, it may result in rejected claims at the pharmacy counter unless CMS delays the compliance date for the NPI Rule. In addition, CMS still needs to release its NPI dissemination policy in order to establish necessary crosswalks between certain existing identifiers and the NPI in order to properly link records.

In response to concerns about identity theft, many states have passed laws requiring notification to consumers of security breaches involving personal information. These laws generally require an entity conducting business in the state to notify consumers when their personal information has been, or is reasonably believed to have been, acquired by an unauthorized person. In some cases, the law applies only to unencrypted computerized information, but in others it applies to personal information in any form. In addition to requiring notification to the affected individuals without unreasonable delay, many state laws also require notification to government agencies, such as the state attorney general or consumer protection agencies. Approximately 35 states, the District of Columbia and New York City have passed security breach notification laws.

Reimbursement. A portion of our net revenue is derived directly from Medicare, Medicaid and other government sponsored healthcare programs, and we are therefore subject to, among other laws and regulations, federal and state anti-remuneration laws, the Stark Law and/or federal and state false claims laws. Sanctions for violating these federal and/or state laws may include, without limitation, criminal and civil penalties and exclusion from participation in Medicare, Medicaid and other government healthcare programs. Also, we provide products and services to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs, as well as employers that qualify for the retiree drug subsidy.

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

In addition, the MMA provides for the establishment of a competitive acquisition program (“CAP”), a voluntary program that offers physicians an option to acquire certain Part B drugs from vendors who are selected in a competitive bidding process as an alternative to physicians directly purchasing the drugs and being reimbursed by Medicare. The CAP vendors will be responsible for billing Medicare and collecting any applicable deductible and coinsurance from beneficiaries for drugs included in the CAP. Physicians who choose to participate in the CAP will continue to be paid for the costs of administering the drugs. The CAP applies only to certain Part B drugs that are administered to a Medicare beneficiary in the physician’s office. The CAP does not apply to drugs covered under Medicare Part D.

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

In December 2006, CMS issued a proposed rule implementing provisions under the DRA regarding prescription drugs under the Medicaid program. Among other things, the proposed rule defines AMP and “best price,” and specifies the items that must be included and excluded in the calculation of each. Under the proposed rule, sales to mail pharmacies and rebates and other discounts negotiated by PBMs would be included in the calculation of AMP. The proposed rule also implements the DRA provision establishing a new reimbursement formula for generic drugs under Medicaid. Specifically, beginning January 2, 2007, Federal Upper Limits (FULs) for generics will be based on 250 percent of the lowest AMP in a given drug class. The final rule is required to be issued no later than July 1, 2007.

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

In October 2006, First DataBank (“FDB”), one of two primary sources of AWP price reporting, announced that it had entered into a settlement agreement relating to its AWP reporting, subject to final court approval. Under the terms of the proposed settlement agreement, FDB has agreed to reduce the reported AWP of certain drugs by four percent and to discontinue the publishing of AWP at a future time as contemplated by the settlement. The proposed settlement has not yet received court approval.

Changes in reporting of AWP, including the proposed First DataBank Settlement, or in the basis for calculating reimbursement proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of payments for drugs by Medicaid and Medicare, could impact our pricing to customers and other payors and could impact our ability to negotiate discounts with manufacturers, wholesalers or retail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive from Medicare or Medicaid programs for drugs covered by such programs and from MCOs that contract with government health programs to provide prescription drug benefits.

Reimportation. The MMA amended the Food, Drug and Cosmetic Act by providing that the FDA should promulgate rules that would permit pharmacists and wholesalers to import prescription drugs from Canada into the United States under certain circumstances. However, the promulgation of such rules is subject to a precondition that the FDA certify to Congress that such re-importation would not pose any additional risk to the public’s health and safety and that it would result in a significant cost reduction. To date, the FDA has not provided such a certification. In the past, under certain defined circumstances, the FDA has used its discretion to permit individuals and their physicians to bring into the U.S. small quantities of drugs for treatment of a patient’s serious condition for which effective treatment is not available in the U.S. In September 2006, Congress expanded this personal use policy in very specific circumstances to allow individuals to personally transport from Canada for their personal use a 90-day supply of any prescription drug, regardless of availability in the U.S. The language does not allow purchases by mail order or via the internet, and excludes biologics and controlled substances. The FDA continues to strongly oppose efforts to allow the widespread importation of drugs from Canada and elsewhere, citing concerns that such activities undermine the FDA’s ability to oversee the quality and safety of the nation’s drug supply. We have no assurance that the FDA will not change its position and permit the broader importation of drugs from Canada in the future or that new legislation or regulations will not permit the importation of drugs from the European Union or other countries in the future.

Self-Referral Laws. The federal law commonly known as the “Stark Law” prohibits a physician from referring Medicare or Medicaid beneficiaries for “designated health services” (which include, among other things, outpatient prescription drugs, home health services and durable medical equipment and supplies) to an entity with which the physician or an immediate family member of the physician has a “financial relationship” and prohibits the entity receiving a prohibited referral from presenting a claim to Medicare or Medicaid for the designated health service furnished under the prohibited referral. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and Medicare and Medicaid program exclusion. The Stark Law contains certain statutory and regulatory exceptions for physician referrals and physician financial relationships, including certain physician consulting arrangements, fair market value purchases by physicians and the provision of electronic prescribing technology to physicians.

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

State Insurance Laws. Fee-for-service prescription drug plans and our PBM service contracts, including those in which we assume certain risk under performance guaranties or similar arrangements, are generally not subject to insurance regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing pharmacy benefits, laws and regulations in various states may be applicable. Such laws may require that the party at risk become licensed as an insurer, establish reserves or otherwise demonstrate financial viability. Laws that may apply in such cases include insurance laws and laws governing MCOs and limited prepaid health service plans.

To participate as a PDP under the Medicare Drug Benefit, we formed our subsidiary named SilverScript. Pursuant to the MMA, SilverScript must be licensed as a risk-bearing entity under state laws or have obtained a waiver of the licensing requirement from CMS. SilverScript received a license in 2006 from the Tennessee Department of Commerce and Insurance to operate as a health insurance company under the applicable laws and regulations of the State of Tennessee. SilverScript also has filed expansion applications for licensure as an insurance company in other jurisdictions where it may seek to do business, and to date SilverScript has received licenses to operate as an insurance company in 19 other states and the District of Columbia. As a licensed insurance company, SilverScript is subject to various state insurance regulations that generally require, among other things, maintenance of capital and surplus requirements, review of certain material transactions and the filing of various financial and operational reports. Because SilverScript demonstrated to CMS that it filed substantially complete licensure applications in the jurisdictions where it seeks to do business, CMS granted waivers from the licensing requirement. Generally, waivers are effective for up to thirty-six (36) months and are not renewable unless CMS determines that the state in question does not have a licensing process in effect with respect to prescription benefit plans. If SilverScript is unable either to acquire all necessary insurance licenses or to maintain waivers of such licensing requirements, there may be a materially adverse impact on SilverScript’s ability to participate in the Medicare Drug Benefit as a PDP. Pursuant to the MMA, state insurance licensing, insurance agent/broker licensure and solvency laws and regulations are generally applicable to prescription drug plans, but the application of other state laws to the Medicare Drug Benefit is preempted by Medicare Part D to the extent that Medicare Part D regulates the issue.

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

State Prescription Drug Assistance Programs. Many states are also considering establishing or have expanded state drug assistance programs that would increase access to drugs by those currently without coverage. Many states have established or modified their drug assistance programs for the elderly so that they constitute qualified state pharmacy assistance programs (“SPAPs”) that supplement the Medicare Drug Benefit. Payments by qualified SPAPs on behalf of a Medicare Part D enrollee are treated under Medicare Part D as if they were made by the enrollees themselves, thereby counting towards the enrollees’ true out-of-pocket costs and helping them qualify for catastrophic coverage sooner. Prescription drug plans under Medicare Part D are required to coordinate benefits with SPAPs, including allowing SPAPs to subsidize the Medicare Part D premiums of their members and/or their Medicare Part D cost sharing. Some qualified SPAPs have also received permission from CMS to auto-assign their enrollees that do not choose their own Medicare Part D plans into Medicare Part D plans. We have been and continue to be in active discussions with SPAPs to coordinate benefits with our

Medicare Drug Benefit offerings and, where applicable, enrollment by SPAP members into our prescription drug plan under Medicare Part D. Since Medicare Part D has only been in effect since January 1, 2006, we are not able to assess at this time what will be the impact of the qualified SPAPs on our or our clients’ Medicare Drug Benefit offerings.

Telemarketing. Certain federal and state laws give the FTC and state attorneys general law enforcement tools to regulate telemarketing practices. These laws may require disclosures of specific information, prohibit misrepresentations, limit when consumers may be called, require transmission of Caller ID information, prohibit certain abandoned outbound calls, prohibit unauthorized billing, set payment restrictions for the sale of certain goods and services and require the retention of specific business records.

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

Whistleblower Statutes. Certain federal and state laws, including the Federal False Claims Act, contain provisions permitting the filing of qui tam or “whistleblower” lawsuits alleging violations of such laws. Additionally, the DRA requires certain entities that received over a certain amount of federal health care program funds to provide their employees with certain information regarding the federal and state false claims acts, whistleblower protections, and the entity’s processes for detecting and preventing fraud, waste and abuse. Whistleblower provisions allow private individuals to bring lawsuits on behalf of the federal or state government alleging that the defendant has defrauded the government, and there is generally no minimum evidentiary or legal threshold required for bringing such a lawsuit. These lawsuits are typically filed under seal with the applicable federal or state enforcement authority, and such authority is required to review the allegations made and to determine whether it will intervene in the lawsuit and take the lead in the litigation. If the government intervenes in the lawsuit and prevails, the whistleblower plaintiff filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the lawsuit, the whistleblower plaintiff may pursue the action independently. Because a qui tam lawsuit typically is filed under seal pending a government review of the allegations, the defendant generally may not be aware of the lawsuit until the government determines whether or not it will intervene or until the lawsuit is otherwise unsealed, a process which may take years. We have been named in several qui tam lawsuits that have been unsealed, as discussed in Item 3, “Legal Proceedings.”

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

Employees

As of December 31, 2006, we employed a total of 13,360 people. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

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

Risks Related to Our Business

The PBM industry is extremely competitive and competition could impair our ability to maintain existing customers and attract new customers, which could harm our business and financial results.

The pharmacy benefits management industry in which we operate is extremely competitive. Competitors in the pharmacy benefits management industry include large national pharmacy benefit management companies, such as Medco Health Solutions, Inc. and Express Scripts, Inc., as well as many local or regional PBMs. In addition, there are several large health insurers and managed care plans (e.g., Wellpoint, Aetna, CIGNA, United Healthcare) and retail pharmacies (e.g., CVS, Walgreens) which have their own PBM capabilities as well as several other national and regional companies that provide some or all of the same services. Some of these competitors may offer services and pricing terms that we may not be able to offer. In addition, competition may also come from other sources in the future. As a result, competition could have an adverse effect on its business and results of operations.

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

Changes in industry pricing benchmarks could adversely affect our financial performance.

Contracts in the prescription drug industry, including our contracts with our retail pharmacy networks as well as our contracts with clients for PBM and Specialty services, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”), average selling price (“ASP”) and wholesale acquisition cost (“WAC”). Most of our client contracts utilize the AWP standard.

Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.

Specifically, in the recently announced proposed settlement in the case of New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., a civil class action case brought against FDB, one of several companies that report data on prescription drug prices, and McKesson Corporation, FDB has agreed to reduce the reported AWP of certain drugs by four percent and to discontinue the publishing of AWP at a future time as contemplated by the settlement. At this time, the proposed settlement has not received final court approval. The court could approve the proposed settlement in part, in its entirety, or not at all. We cannot predict the outcome of this case, or, if the settlement is approved, the precise timing of any of the proposed AWP changes or the effect of such changes, if any, on the financial performance of the Company.

Over 90% of our client relationships and most of our relationships with other affected parties contain terms that we believe will enable us to mitigate the adverse effect of this proposed reduction in FDB’s reported AWP. Two other publicly traded large national PBMs have also stated that their contractual relationships contain similar terms. However, because in some cases payors may seek to negotiate with PBMs in an effort to reduce prescription drug costs as a result of a reduction in FBD’s reported AWP, the ultimate effect of this development on the Company cannot be precisely predicted.

Whatever the outcome of the FDB case, it is possible that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and pharmacy benefit management services in the future.

We may be subject to liability claims for damages and other expenses that are not covered by insurance.

A successful product, professional liability or other claim in excess of our insurance coverage could harm our financial condition and results of operations. Various aspects of our business may subject us to litigation and liability for damages, including the performance of PBM services, including formulary management and health improvement and clinical services, and the operation of our pharmacies and websites.

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

Uncertainty regarding the impact of Medicare Part D may adversely affect our business and financial results.

The MMA created the Medicare Drug Benefit starting in January 2006. Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B are eligible for the Medicare Drug Benefit under

Medicare Part D. The MMA also created a subsidy available to certain employer, union and other group plans that provide retiree coverage to Part D eligible individuals that is at least equivalent to Part D coverage (the “retiree drug subsidy”). Regulations implementing the Medicare Drug Benefit were published beginning in January 2005 and include, without limitation, requirements relating to developing and administering formularies, establishing pharmacy networks, processing and adjudicating claims at point of sale and compliance with electronic prescribing standards.

We participate in the administration of the Medicare Drug Benefit through the provision of PBM services to our health plan clients and other clients that have qualified as a Medicare Part D prescription drug plan. We also participate (i) through the offering of Medicare Part D pharmacy benefits by SilverScript, which has been approved by CMS as a Medicare Part D PDP in all regions of the country, and (ii) by assisting employer, union and other health plan clients that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy. Our clients could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. If this occurs, the adverse effects of the Medicare Drug Benefit may outweigh any opportunities for new business generated by the new benefit. We are not yet able to assess the impact that Medicare Part D will have on clients’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members. In addition, if the cost and complexity of the Medicare Drug Benefit exceed management’s expectations or prevent effective program implementation or administration; if the government alters or reduces funding of Medicare programs because of the higher-than-anticipated cost to taxpayers of the MMA or for other reasons; if the government alters the provision in the MMA prohibiting the government from interfering in drug price negotiations with manufacturers; if we fail to design and maintain programs that are attractive to Medicare participants; or if we are not successful in retaining enrollees, or winning contract renewals or new contracts under the MMA’s competitive bidding process, our business and our ability to expand our Medicare operations could be materially and adversely affected, and our business and results of operations may be adversely affected. Finally, the MMA mandated risk corridors (in which the federal government shares in the drug cost risk borne by Part D plans) are scheduled to change in 2008. Both the risk corridor thresholds and the level of risk-sharing will change with the result that Medicare Drug Benefit sponsors will assume an increased level of drug cost risk starting in 2008. Therefore, to the extent that SilverScript’s actual drug costs are higher or lower than those estimated by it in its bid in 2008 onwards, the federal government will share a smaller portion of the losses or gains respectively than it otherwise would have prior to 2008.

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

Congress periodically considers proposals to reform the U.S. health care system. These proposals may increase government involvement in health care and regulation of PBM services, or otherwise change the way we or our clients do business. Health plan sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that we provide. We cannot predict what effect, if any, these proposals may have on our business. Other legislative or market-driven changes in the health care system that we cannot anticipate could also materially adversely affect our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

We are the subject of various legal proceedings.

We are parties to legal proceedings challenging certain of our business practices. The material legal proceedings affecting us are described in detail in Item 3, “Legal Proceedings.” If any of these or new proceedings are determined adversely for us, it could have a material adverse effect on our business and results of operations.

Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, when products are withdrawn from the market or when increased safety risk profiles of specific drugs result in utilization decreases.

We process significant volumes of pharmacy claims for brand name and generic drugs from our mail service pharmacies and through our network of retail pharmacies. These volumes are the basis for our net revenues and profitability. When products are withdrawn by manufacturers, or when increased safety risk profiles of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these drugs. Additionally, negative media reports regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our prescription volumes, net revenues, profitability and cash flows may decline.

Risk Factors Related to the Proposed Merger with CVS

As described elsewhere in this Annual Report on Form 10-K, we have entered into an agreement to merge with CVS. Our ability to complete the Merger with CVS is subject to risks and uncertainties, including, but not limited to, the risk that a condition to closing of the transaction may not be satisfied, the risk that a regulatory approval that may be required for the transaction is not obtained or is obtained subject to conditions that are not anticipated, and other risks to consummation of the transaction. Additional risk factors associated with the proposed Merger with CVS are as follows:

Our business could be adversely impacted by uncertainty related to the proposed Merger with CVS.

Whether or not the Merger is completed, the announcement and pendency of the Merger could impact or cause disruptions in our business, which could have an adverse effect on our results of operations and financial condition, including:

•

our current clients may experience uncertainty associated with the Merger and may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, either before or after completion of the Merger and we may face additional challenges in competing for new and renewal business;

•	our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key managers and other employees;

•

the attention of our management may be directed toward the completion of the Merger and transaction-related considerations and may be diverted from the day-to-day business operations of our business; and

•	pharmaceutical manufacturers, retail pharmacies, pharmacy benefit management companies or other vendors or suppliers may seek to modify or terminate their business relationships with us.

Approximately one third of a PBM’s customer base typically is subject to renewal each year, and therefore we may face additional challenges in competing for new business and retaining or renewing business. Our largest client, the Federal Employees Health Benefits Plan, is currently subject to renewal for services beginning January 1, 2008. There can be no assurance that we will be able to secure renewal of this business; however, such renewal is not a condition to the completion of the Merger. These disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement and could have an adverse effect on our business, financial condition, results of operations or prospects if the Merger is not completed or of the combined company if the Merger is completed.

Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

If the proposed Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•	being required, under certain circumstances under the CVS Merger Agreement, to pay CVS a termination fee of $675 million;

•	having incurred certain costs relating to the proposed Merger that are payable whether or not the Merger is completed;

•	the attention of our management will have been diverted to the Merger instead of on our operations and pursuit of other opportunities that could have been beneficial to us; and

•	customer perception may be negatively impacted which could affect our ability to compete for, or to win, new and renewal business in the marketplace.

Even if the proposed Merger is completed, the combined company will be subject to certain risks associated with the Merger.

In particular, the stock price and the business of the combined company could be adversely affected by certain risks associated with the Merger, including:

•	The combined company may be unable to successfully integrate ours and CVS’ operations or to realize the anticipated cost savings and other benefits of the Merger;

•

The combined company may be unable to retain key employees, and key employees may depart because of issues relating to uncertainty or difficulty of integration or a desire not to remain with the combined company;

•

As the businesses of Caremark Rx and CVS are different, the results of operations as well as the price of the combined company common stock may be affected by factors different than those factors affecting Caremark Rx as an independent stand-alone entity;

•	The Merger may not be accretive and may cause dilution to the combined company’s earnings per share, which may harm the market price of the combined company’s common stock;

•

In accordance with U.S. GAAP, the Merger will be accounted for using the purchase method of accounting, which will result in charges to the combined company’s earnings that could adversely affect the market value of the combined company’s common stock following the completion of the Merger; and

•	The combined company will incur significant transaction and merger-related costs in connection with the Merger.

Our business could be adversely impacted by uncertainty related to, and costs associated with, the exchange offer commenced by Express Scripts, Inc.

On January 16, 2007, Express Scripts launched an exchange offer to acquire all of the outstanding shares of Caremark Rx common stock for (a) $29.25 in cash, less any applicable withholding taxes and without interest and (b) 0.426 shares of Express Scripts common stock for each share of Caremark Rx common stock. On January 24, 2007, our board of directors reaffirmed that the Express Scripts proposal does not constitute, and is not reasonably likely to lead to, a “Superior Proposal” (as defined in the Merger Agreement) and that engaging in discussions with Express Scripts is not in the best interests of Caremark Rx and its stockholders. Express Scripts’ exchange offer, and its ongoing solicitation of proxies from Caremark Rx stockholders to vote against the CVS Merger, could impact or cause disruptions in our business, which could have an adverse effect on our results of operations and financial condition, including:

•

our current clients may experience uncertainty associated with the exchange offer and proxy solicitation and may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us;

•

we may face additional challenges in competing for new and renewal business, and the pendency or completion of any acquisition of Caremark Rx by Express Scripts could result in customer attrition, including an estimated $8 billion in lost revenue and a $300 million reduction in earnings before interest and taxes (“EBIT”), a metric commonly used to gauge a company’s profitability and financial health;

•	our employees or prospective employees may experience uncertainty about job security, which might adversely affect our ability to retain and hire key managers and other employees;

•

the attention of our management may be directed toward considerations related to the exchange offer and proxy solicitation and may be diverted from the day-to-day business operations of our business; and

•

pharmaceutical manufacturers, retail pharmacies, pharmacy benefit management companies or other vendors or suppliers may experience uncertainty associated with the exchange offer and proxy solicitation and may seek to modify or terminate their business relationships with us.

Additionally, risks associated with our proposed Merger with CVS, which is further described at “Business—Proposed Merger with CVS,” are set forth under the caption “Risk Factors” in the Registration Statement on Form S-4 (Registration No 333-139470), filed by CVS Corporation.

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

Mail Service Pharmacies	Call Centers
Birmingham, Alabama (owned) Phoenix, Arizona Miramar, Florida Mount Prospect, Illinois Wilkes-Barre, Pennsylvania Fort Worth, Texas San Antonio, Texas (owned)	Scottsdale, Arizona Mather, California Lee’s Summit, Missouri Knoxville, Tennessee Nashville, Tennessee Richardson, Texas San Antonio, Texas

Our FDA-regulated repackaging facility is located in Gurnee, Illinois. We also have 21 smaller Specialty Pharmacies (one of which is owned) located across the United States to support delivery of certain medications to individuals with chronic or genetic diseases and disorders.

Item 3. Legal Proceedings

As a participant in the healthcare industry, our business operations are subject to complex federal and state laws and regulations and enforcement by federal and state governmental agencies as described in Item 1, “Business—Government Regulation.” We are subject to various lawsuits and governmental investigations relating to our continuing PBM operations and to various lawsuits relating to our discontinued PPM and contract services operations. Legal actions involving us include, without limitation, business disputes, contract disputes, employment disputes and professional liability claims. In addition, we are subject to various lawsuits relating to the proposed Merger with CVS.

In January 2007, Express Scripts and KEW Corporation, which are collectively referred to as Express Scripts, and Skadden, Arps, Slate, Meagher & Flom LLP, which is referred to as Skadden, filed a lawsuit in the Delaware Court of Chancery against Caremark, its directors, CVS and AdvancePCS. The complaint alleges, among other things, that the directors breached their fiduciary duties by entering into the proposed Merger with CVS. The plaintiffs seek, among other things, declaratory relief and preliminary and permanent injunctive relief to prevent the proposed Merger. The plaintiffs also seek declaratory relief holding that Skadden’s representation of Express Scripts does not violate Skadden’s professional, ethical or contractual obligations. The complaint was amended in January 2007 to add, among other things, claims and allegations that Caremark has made false and misleading public statements regarding the proposed Merger with CVS and an alternative transaction proposed by Express Scripts. The court has ordered this lawsuit coordinated with the earlier filed lawsuit in the Delaware Court of Chancery as described in the following paragraph. In February 2007, Express Scripts moved for a preliminary injunction to enjoin the proposed Merger with CVS, and the motion was heard on February 16, 2007. The Court indicated that it would rule on the motion by February 23, 2007.

In December 2006, the Louisiana Municipal Police Employees’ Retirement System also filed an alleged class action lawsuit purportedly on behalf of Caremark stockholders in the Delaware Court of Chancery against Caremark’s directors and CVS. The complaint alleges, among other things, that the directors breached their fiduciary duties by entering into the proposed Merger with CVS. The complaint also alleges that the joint proxy statement/prospectus filed by CVS on December 19, 2006 omits certain material information. The plaintiffs seek, among other things, preliminary and permanent injunctive relief to prevent the proposed Merger. The lawsuit was amended in January 2007 to add the R.W. Grand Lodge of Free & Accepted Masons of Pennsylvania as a plaintiff and to add Caremark Rx, Inc. as a defendant. On February 12, 2007, the plaintiffs moved to postpone the special meeting of Caremark stockholders scheduled for February 20, 2007, contending that stockholders should have additional time to consider the supplemental proxy disclosures made by the Company on February 12, 2007. On February 13, 2007, the court granted the plaintiffs’ motion and ruled that the special meeting of Caremark stockholders should be postponed until no sooner than March 9, 2007.

The plaintiffs in both actions moved for a preliminary injunction to enjoin the proposed merger with CVS, and these motions were heard on February 16, 2007. On February 23, 2007, the Delaware Court of Chancery denied the motions to enjoin Caremark’s proposed Merger with CVS and held that Caremark stockholders could vote on the proposed Merger with CVS 20 days after Caremark makes supplemental disclosures regarding appraisal rights and the structure of fees between Caremark and its financial advisors. These supplemental disclosures were made on February 24, 2007, and the special meeting of Caremark stockholders at which the proposed Merger with CVS will be voted on has been scheduled for March 16, 2007.

In January 2007, Pirelli Armstrong Tire Corporation Medical Benefits Trust filed a purported shareholder derivative lawsuit in the United States District Court for the Middle District of Tennessee against Caremark’s directors and CVS. The lawsuit states that it was filed for the benefit of Caremark Rx, which is the nominal defendant, and asserts federal securities claims regarding Caremark’s disclosures concerning the proposed transaction with CVS. The plaintiff seeks, among other things, preliminary and permanent injunctive relief to prevent the proposed Merger. In January 2007, the court granted the defendants’ motion to stay the proceedings in favor of the Delaware litigation described above. The court indicated that it would hold a status conference in the matter one week after the Delaware court rules on the pending motions for preliminary injunction described above.

In December 2006, Laurence M. Silverstein filed a purported class action lawsuit purportedly on behalf of Caremark stockholders relating to the proposed Merger between Caremark and CVS in the United States District Court for the Middle District of Tennessee. The suit was brought against Caremark, its directors, CVS and CVS’ chief executive officer. The complaint alleged, among other things, that the Caremark directors breached their fiduciary duties by entering into the proposed Merger with CVS and that the CVS defendants aided and abetted such breaches of duty. The plaintiff seeks, among other things, preliminary and permanent injunctive relief to prevent the proposed Merger, to direct the defendants to obtain a transaction which is in the best interests of Caremark shareholders, and to impose a constructive trust upon any benefits improperly received by the defendants. In January 2007, the plaintiff filed an amended class action complaint and moved for expedited discovery and preliminary injunctive relief. The amended class action complaint adds allegations that the joint proxy statement/prospectus filed on December 19, 2006 omits certain material information. On January 8, 2007, the court stayed the lawsuit and administratively closed the case. On January 10, 2007, the plaintiff moved to vacate the stay order, and this motion was denied.

In November 2006, the Iron Workers of Western Pennsylvania Pension Plan filed a purported class action lawsuit purportedly on behalf of Caremark stockholders in the United States District Court for the Middle District of Tennessee against Caremark and its directors. The complaint alleged, among other things, that the directors breached their fiduciary duties by entering into the proposed Merger with CVS. The plaintiff sought, among other things, preliminary and permanent injunctive relief to prevent the proposed Merger, to direct the defendants to obtain a transaction which is in the best interests of Caremark stockholders and to impose a constructive trust upon any benefits improperly received by the defendants. In December 2006, the plaintiff moved for a temporary restraining order enjoining certain provisions of the Merger Agreement, expedited discovery, and an order to show cause why the proposed Merger should not be preliminarily enjoined. On December 22, 2006, the court denied the plaintiff’s motion for a temporary restraining order. In January 2007, the defendants moved to stay the lawsuit. On January 5, 2007, the court stayed the lawsuit, denied the plaintiff’s motion to expedite discovery and for an order to show cause, and administratively closed the case.

In November 2006, the Sheetmetal Workers Local 28 Pension Fund filed a purported class action lawsuit in the Chancery Court of Davidson County, Tennessee against Caremark and its directors. The complaint alleges, among other things, that the directors breached their fiduciary duties in approving the proposed Merger. The plaintiff seeks, among other things, a declaration that the directors breached their fiduciary duties and injunctive relief preventing the proposed Merger. In December 2006, the plaintiff sought to transfer the case to the Circuit Court for Davidson County, Tennessee and to consolidate it with the pending In Re: Caremark Rx, Inc. Stock Option Litigation described below. The defendants opposed the proposed transfer and consolidation. On January 12, 2007, the Circuit Court denied the proposed transfer and consolidation.

In January 2006, a purported shareholder derivative lawsuit was filed by the City of Dania Beach Police & Firefighters’ Retirement System, the Washtenaw County Employees Retirement System, and Nicholas Weil (“Dania Beach”) in the Circuit Court of Davidson County, Tennessee. The lawsuit states that it was filed for the benefit of Caremark Rx, which is a nominal defendant. The defendants are the current members and one former member of the Company’s board of directors. The complaint alleges that the individual defendants breached their fiduciary duties by failing adequately to oversee Caremark’s operations with respect to, among other things, providing pharmacy benefit management services under its contract with the State of Florida. The allegations appear to be based largely on allegations asserted in other pending lawsuits against the Company and in media reports, including allegations contained in the Florida qui tam action described below. The complaint seeks to recover compensatory damages plus costs and attorneys’ fees from the individual defendants. In May, while the Company’s motion to dismiss was pending, the plaintiffs filed a new complaint, purporting to add claims relating to certain stock option grants and naming a number of the Company’s former officers who, among other things, are alleged to have received stock option grants. Additionally, two other putative shareholder suits, one by Marie Soffer and the other by Robert I. Garber, were filed in the Circuit Court of Davidson County, Tennessee, naming Caremark Rx as a nominal defendant and asserting similar claims and allegations against certain of the Company’s current and former directors concerning stock option grants. These lawsuits likewise seek to recover damages plus costs and attorneys’ fees from the individual defendants. In September 2006, the judge presiding over these three state derivative lawsuits consolidated all claims and allegations concerning the stock option grants into a single suit (In Re: Caremark Rx, Inc. Stock Option Litigation) and ordered that the claims and allegations not related to the stock option grants contained in the original Dania Beach complaint must proceed separately. In October 2006, the plaintiffs in the consolidated options suit filed a consolidated complaint, and the plaintiffs in the separate Dania Beach suit filed an amended complaint.

A purported second amended shareholder derivative and class action complaint purportedly on behalf of Caremark stockholders was filed in November 2006 by the plaintiffs in the consolidated options suit. The purported second amended complaint includes class action allegations challenging the proposed Merger with CVS and adds CVS as a defendant. Among other things, the purported second amended complaint alleges that the Caremark directors approved the Merger Agreement to avoid personal liability in the pending derivative litigation relating to the alleged backdating of stock options. The purported second amended complaint also alleges that CVS aided and abetted the alleged wrongdoing by the directors of Caremark. The plaintiffs seek, among other things, a declaration that the directors breached their fiduciary duties, injunctive relief preventing the defendants from completing the proposed Merger, imposition of a constructive trust upon any illegal profits received by the defendants and punitive damages. In December 2006, the plaintiffs moved for leave to file a third amended shareholder derivative and class action complaint adding merger-related claims and moved for expedited discovery. In January 2007, the defendants moved to stay the litigation of claims relating to the proposed Merger, which the court granted on January 12, 2007. In so ruling, the court denied the plaintiffs’ motion to file a third amended complaint challenging the proposed Merger. On January 19, 2007, pursuant to the court’s ruling, the plaintiffs filed an amended complaint addressing their alleged stock options claims and deleting their claims challenging the proposed Merger. The amended complaint seeks to recover damages plus costs and attorneys’ fees from the defendants. In February 2007, the defendants moved to dismiss the amended complaint, and the motions remain pending.

In May 2006, two purported shareholder derivative suits were filed by Stewart Simon and Pirelli Armstrong Tire Corporation Medical Benefits Trust, respectively, in the United States District Court for the Middle District of Tennessee; a third purported shareholder derivative suit was filed by Charles Conrardy in June 2006 in the same court. The lawsuits state that they were filed for the benefit of Caremark Rx, which is the nominal defendant, and each includes, among other things, various claims and allegations concerning certain of the Company’s stock option grants. In July 2006, a federal magistrate ordered the cases consolidated (In Re: Caremark Rx, Inc. Derivative Litigation) and, in August 2006, the plaintiffs filed a consolidated complaint which superseded the individual complaints. The consolidated complaint names certain of the Company’s present and former directors and officers as individual defendants and alleges, among other things, that the individual defendants breached their fiduciary duties and violated federal securities laws in connection with certain stock option grants. The consolidated complaint seeks damages, costs and attorneys’ fees from the individual defendants and also seeks an accounting, rescission and constructive trust with respect to certain stock option grants. In September 2006, all of the defendants, including the Company, moved to dismiss the consolidated complaint. The court has not yet ruled on those motions.

In November 2006, the plaintiffs in the pending In Re: Caremark Rx, Inc. Derivative Litigation in the United States District Court for the Middle District of Tennessee moved for leave to file a first amended shareholder derivative and class action complaint to add class action allegations challenging the proposed Merger with CVS. Among other things, the proposed first amended complaint alleges that the Caremark directors approved the Merger Agreement to avoid personal liability in the pending derivative litigation relating to the alleged backdating of stock options. In the proposed first amended complaint, the plaintiffs seek, among other things, a declaration that the proposed Merger is unfair to the plaintiffs, injunctive relief preventing the defendants from completing the proposed Merger, and imposition of a constructive trust upon any illegal profits received by the defendants. The plaintiffs’ motion for leave to amend, which is opposed, is pending.

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

In February 2006, the United States District Court for the Northern District of Illinois unsealed an amended qui tam complaint filed in March 2004 by four relators who were formerly employed by Caremark. These same relators filed the California qui tam lawsuit described below, and two of them filed the Florida qui tam lawsuit described below. The original qui tam complaint, which was unsealed at the same time as the amended complaint, was filed in December 2003. The federal qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the Federal False Claims Act and various state statutes. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. The United States, acting through the U.S. Attorney’s Office in Chicago, Illinois, has declined to intervene in the lawsuit. In November 2006, the lawsuit, which has been proceeding as a private action without intervention by the federal government, was dismissed by the court with prejudice due to failure to plead with particularity and other grounds. The relators have appealed the court’s ruling to the United States Court of Appeals for the Seventh Circuit, and their appeal is pending.

In June 2005, the Superior Court of California, County of Los Angeles, entered an order unsealing a qui tam complaint filed by four relators who were formerly employed by Caremark, including the two relators who filed the Florida qui tam lawsuit described below. The relators have filed the lawsuit purportedly on behalf of the State of California. The California qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the California False Claims Act. The State of California, acting through the Office of the Attorney General, declined to intervene in the qui tam lawsuit, and the lawsuit has been proceeding as a private action without intervention by the state government. In May 2006, the court granted Caremark’s demurrer and dismissed the case without prejudice on jurisdictional and other grounds. The plaintiffs subsequently filed an amended complaint, and the Company filed a motion to dismiss, which is pending.

In May 2005, the United States District Court for the Western District of Texas issued an order unsealing a qui tam complaint filed by relator Janaki Ramadoss, a former Caremark employee. The complaint originally was filed under seal on August 25, 1999 and includes allegations relating to Caremark’s processing of Medicaid claims and claims of certain other government programs. The lawsuit seeks monetary damages and includes allegations under the federal false claims act and various state fraud and false claims acts. The United States Department of Justice and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but the State of Tennessee filed a notice in August 2006 stating that it was withdrawing from the case. Discovery in the lawsuit is ongoing.

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

In October 2004, Caremark Rx and Caremark were served with a complaint filed in the United States District Court for the Northern District of Illinois by the Chicago District Council of Carpenters Welfare Fund alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In addition, the lawsuit alleges breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The lawsuit seeks unspecified monetary damages and restitution. In April 2005, the court granted

Caremark’s motion to dismiss as to the ERISA claims, and in August 2005, the court granted Caremark’s motion to dismiss the remaining state law claims for lack of jurisdiction. The plaintiff subsequently appealed the court’s dismissal of the ERISA claims to the United States Court of Appeals for the Seventh Circuit, and in September 2005, the plaintiff re-filed its state law claims in the Circuit Court of Cook County in the State of Illinois. In January 2007, the Seventh Circuit unanimously affirmed the district court’s dismissal of the plaintiff’s ERISA claims based on its finding that Caremark was not an ERISA fiduciary. Caremark also filed a motion to dismiss the state law claims. In July 2006, the state court issued a memorandum opinion and order granting in part, and denying in part, Caremark’s motion to dismiss the state law claims. The court granted the motion to dismiss Caremark Rx as a party, granted the motion to dismiss the consumer fraud claims without prejudice and substantially narrowed the scope of the breach of contract claims against Caremark. The plaintiff subsequently filed an amended complaint that attempted to cure the deficiencies the court found in the dismissed consumer fraud claims, as well as a portion of the dismissed contract claims. In December 2006, the state court again dismissed those claims without prejudice.

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

In October 2003, Caremark Rx was served with a putative class action lawsuit filed by John Lauriello in the Circuit Court of Jefferson County, Alabama. This lawsuit was filed on behalf of a purported class of persons who were participants in the 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. Also named as defendants are several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. In January 2005, the court signed an order on class certification that, among other things, held that this case will proceed as a class action and set out a schedule for challenging the adequacy of John Lauriello to serve as class representative, as well as the appointment of Lauriello’s lawyers to act as class counsel. The defendants appealed the trial court’s order to the Alabama Supreme Court and, alternatively, filed a petition for writ of mandamus asking that the Alabama Supreme Court vacate the trial court’s order.

In November 2003, a second putative class action lawsuit was filed by Frank McArthur in the Circuit Court of Jefferson County, Alabama, arising out of the same 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. This lawsuit also was filed on behalf of a purported class of persons who were participants in the 1999 settlement, and named as defendants Caremark Rx, several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement, and a number of lawyers and law firms involved in negotiating and securing the approval of the 1999 settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. In December 2003, John Lauriello, the plaintiff in the lawsuit described above, filed a motion to intervene and a motion to dismiss, abate or stay this lawsuit on the grounds that it was a duplicative, later-filed, class action complaint. In January 2004, Caremark Rx and the other defendants filed their own motion to dismiss, abate or stay the lawsuit as a later-filed class action that is substantially similar to the Lauriello lawsuit. The defendants’ motion to stay was granted by the court, and the lawsuit was transferred to an administrative docket. In February 2005, the plaintiffs in the stayed McArthur case filed motions in the Lauriello case seeking to file a complaint in intervention in that litigation and asking for the right to challenge the adequacy of John Lauriello as class representative and his lawyers as class counsel. The court denied the McArthur plaintiffs’ motion to intervene. The McArthur plaintiffs appealed the trial court’s order to the Alabama Supreme Court, and the Alabama Supreme Court consolidated the issues raised in that appeal with the issues raised by the defendants in Lauriello.

In August 2006, the Alabama Supreme Court granted the defendants’ petition for writ of mandamus, ordered the trial court to vacate its order on class certification and directed the trial court to analyze the appropriateness of the alleged claims for class treatment. The Alabama Supreme Court also concluded that the trial court exceeded its discretion in denying the McArthur plaintiffs’ motion to intervene, reversed that ruling and directed the trial court on remand to grant the McArthur plaintiffs’ motion. In October 2006, the Alabama Supreme Court withdrew its August 2006 opinion and issued a substitute opinion that modified certain portions of the earlier decision but did not change or alter any of the relief granted. The case has been remanded to the trial court for further proceedings consistent with the Alabama Supreme Court’s decision. The complaint in intervention referenced above has not yet been filed or served.

In October 2003, Caremark Rx, Caremark and AdvancePCS were served with a putative class action complaint filed against them and two PBM competitors in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The plaintiffs twice amended and restated their class action complaint, most recently asserting two claims under a single count purportedly arising under Section 1 of the Sherman Act. The court granted a motion filed by Caremark Rx and Caremark to transfer venue to the United States District Court for the Northern District of Illinois pursuant to the terms of the pharmacy services agreements between Caremark and the plaintiffs. The court also granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. In May 2005, the plaintiffs in this case filed a putative class action arbitration demand with the American Arbitration Association purporting to cover direct claims against AdvancePCS that is nearly identical to the complaint pending in the Northern District of Illinois against Caremark. The arbitration proceeding has been stayed by agreement of the parties pending developments in the court case against Caremark Rx and Caremark, which is in discovery and awaiting a ruling on class certification. The plaintiffs are seeking three times actual monetary damages and injunctive relief enjoining the alleged antitrust violations.

In August 2003, AdvancePCS was served with a putative class action brought by Bellevue Drug Co., Robert Schreiber, Inc., d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co., d/b/a Parkway Drugs #4, purportedly on behalf of themselves and all others similarly situated, and the Pharmacy Freedom Fund and the National Community Pharmacists Association, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs alleged antitrust violations under Section 1 of the Sherman Act arising from AdvancePCS’s establishment of network rates for retail pharmacies. The plaintiffs sought for themselves and the purported class three times actual monetary damages and injunctive relief enjoining the alleged antitrust violations. The court granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The plaintiffs moved for reconsideration of the court’s decision or to have the decision certified for an immediate appeal, and their motion was denied. The plaintiffs moved again for relief from the court’s decision to stay, seeking to dismiss the case to allow an appeal and indicating that they do not intend to arbitrate under the terms of the arbitration agreement in issue.

In April 2006, the plaintiffs in a putative antitrust class action brought by Brady Enterprises, Inc., Charlotte J. Lopacki, d/b/a Budget Drug, Heritage Pharmacy, the Pharmacy Freedom Fund and the National Community Pharmacists Association against Medco Health Solutions, Inc. and Merck & Co., Inc. in the United States District Court for the Eastern District of Pennsylvania, filed a motion before the Judicial Panel on Multidistrict Litigation under the name In re Pharmacy Benefit Manager (PBM) Antitrust Litigation, seeking to have a number of cases in other courts brought by other plaintiffs and against different defendants transferred to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. In August 2006, the Judicial Panel on Multidistrict Litigation ordered the North Jackson Pharmacy case to be transferred from the United States District Court for the Northern District of Illinois to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings with the other scheduled cases before it, including the Bellevue Drug case. In the Bellevue Drug case, the transferee judge vacated the order staying proceedings and compelling arbitration and directed the parties to proceed within the multidistrict litigation. Caremark is appealing this decision to the United States Court of Appeals for the Third Circuit. Motions for class certification in the coordinated cases within the multidistrict litigation, including Caremark’s cases, remain pending before the transferee court.

In March and April of 2003, AdvancePCS, and subsequently Caremark Rx and Caremark, were served with a complaint by an individual named Robert Irwin filed against them in the Superior Court of the State of California. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. Irwin amended his complaint and purported to assert a class action on behalf of all California members of non-ERISA health plans and/or all California taxpayers. No motion for class certification has been filed, and discovery is ongoing. In January 2007, the Company filed a motion to dismiss, which is pending.

In April 2002, AdvancePCS was served with a putative class action filed by Tommie Glanton in the United States District Court of Arizona brought on behalf of the plaintiff’s health plan and a purported class of self-

funded health plans. In March 2003, AdvancePCS was served with a complaint filed by Tara Mackner in which the plaintiff, a purported participant in a self-funded health plan customer of AdvancePCS, sought to bring action on behalf of that plan. Each of the lawsuits sought unspecified monetary damages and injunctive relief. Because the previously filed Glanton case purported to be brought as a class action on behalf of self-funded plans, the court consolidated the Mackner case and the Glanton case. In November 2003, the court dismissed and terminated both the Glanton and Mackner cases on the pleadings, finding that the plaintiffs lacked standing to bring the actions under ERISA. In October 2006, the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s dismissal of these cases, and the plaintiffs have filed for a rehearing.

In 1993, independent and retail chain pharmacies separately filed a series of antitrust lawsuits, including a class action lawsuit, against brand name pharmaceutical manufacturers, wholesalers and PBM companies. The cases included claims for purported violations of Section 1 of the Sherman Act as well as the Robinson-Patman Act and sought three times actual money damages and injunctive relief enjoining the alleged antitrust violations. Caremark was named as a defendant in one of the counts contained in a number of the lawsuits brought by certain independent pharmacies in 1994, but was not named in the class action or in the separate actions brought by chain pharmacies and was not a party to any claims under Section 1 of the Sherman Act. The cases with claims against Caremark charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from pharmaceutical manufacturers in violation of the Robinson-Patman Act. The cases with claims against Caremark were first transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings and were originally stayed in 1995 along with all of the Robinson-Patman Act claims against the pharmaceutical manufacturers and other PBMs, except for certain “test” claims against certain brand name pharmaceutical manufacturers that proceeded through discovery. Following a trial of the class action price fixing claims brought against the pharmaceutical manufacturers under Section 1 of the Sherman Act, the substantial majority of the cases remaining in the multidistrict litigation, including those with claims against Caremark, were subsequently transferred to the United States District Court for the Eastern District of New York for further proceedings while a limited number of cases remained in the United States District Court for the Northern District of Illinois. Numerous settlements among the parties other than Caremark have been reached, and all claims in the litigation under Section 1 of the Sherman Act against other parties have been settled or resolved. The Robinson-Patman Act “test” claims that had proceeded through discovery were among the cases transferred to the United States District Court for the Eastern District of New York and were the subject of a series of summary judgment motions. In January 2007, the transferee judge in the United States District Court for the Eastern District of New York granted certain motions and denied certain motions for partial summary judgment, including granting the defendants’ motion on the plaintiffs’ theory of damages for its damages claims for violations of the Robinson-Patman Act. The parties to the summary judgment proceedings (which do not include Caremark) are considering next steps to propose to the transferee judge in their proceedings on the test claims. Caremark cannot anticipate whether and when the stay might be lifted against other plaintiffs, it and the other pharmaceutical manufacturers and PBMs in the remaining Robinson-Patman Act cases. The cases involving claims against Caremark that had remained in the United States District Court for the Northern District of Illinois have been dismissed.

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

There were no matters submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “CMX.” The following table sets forth, for the calendar periods indicated, the range of high and low sales prices and dividends declared for each quarter of the two-year period beginning January 1, 2005.

	High	Low	Dividends
2006
First Quarter	$53.00	$48.14	—
Second Quarter	$50.66	$42.40	$0.10
Third Quarter	$59.89	$49.40	$0.10
Fourth Quarter	$58.08	$44.30	$0.10

2005
First Quarter	$42.30	$37.00	—
Second Quarter	$46.83	$37.23	—
Third Quarter	$50.43	$41.02	—
Fourth Quarter	$53.90	$47.24	—

On January 31, 2007, the closing sale price of our common stock on the NYSE was $61.26, and there were 13,352 holders of record.

Dividends are payable at the discretion of our board of directors out of legally available funds and are also subject to restriction under the terms of our revolving credit facility and the Merger Agreement. The board of directors declared a quarterly cash dividend in the second, third and fourth quarters of 2006. Future dividends, if any, will be determined by our board of directors in light of circumstances existing from time to time, including growth prospects, profitability, financial condition, results of operations, continued existence of the restrictions contained in our credit facility which limit the payment of cash dividends on our common stock and other factors which our board of directors deems relevant.

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

Our stock repurchase program does not have a set expiration date, and repurchases under the program will be made at times and in amounts as our management deems appropriate, subject to restrictions under the Merger Agreement. We did not repurchase any shares of our common stock during the three months ended December 31, 2006 and have not repurchased shares of our common stock subsequent to December 31, 2006. Approximately $570.6 million of the $3.0 billion authorized under the repurchase program remains available for additional share repurchases.

Item 6. Selected Financial Data

The following table sets forth selected financial data derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with our audited consolidated financial statements and notes thereto listed in the index on page F-1 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004 (1)	2003	2002 (2)
	(in thousands, except per share amounts)
Statement of Operations data:
Net revenue	$36,750,203	$32,991,251	$25,801,121	$9,067,291	$6,805,348

Income from continuing operations	$1,074,015	$932,371	$600,309	$290,838	$828,797
Loss from discontinued operations	—	—	—	—	(37,503)

Net income	1,074,015	932,371	600,309	290,838	791,294
Preferred security dividends	—	—	—	—	(9,913)

Net income to common stockholders	$1,074,015	$932,371	$600,309	$290,838	$781,381

Average number of common shares outstanding—basic	429,336	446,865	411,175	257,925	234,222

Average number of common shares outstanding—diluted	436,488	455,737	420,296	264,781	263,305

Earnings per common share—basic:
Income from continuing operations	$2.50	$2.09	$1.46	$1.13	$3.50

Loss from discontinued operations	$—	$—	$—	$—	$(0.16)

Net income to common stockholders	$2.50	$2.09	$1.46	$1.13	$3.34

Earnings per common share - diluted:
Income from continuing operations	$2.46	$2.05	$1.43	$1.10	$3.15

Loss from discontinued operations	$—	$—	$—	$—	$(0.14)

Net income to common stockholders	$2.46	$2.05	$1.43	$1.10	$3.01

Cash dividends declared per share	$0.30	$—	$—	$—	$—

Balance Sheet data (as of December 31):
Cash and cash equivalents	$804,033	$1,268,883	$1,078,803	$815,328	$306,804
Working capital (3)	128,708	933,231	455,490	882,616	348,640
Total assets	12,231,089	12,850,848	12,309,734	2,473,628	1,912,740
Long-term debt (net of current portion) (3)	—	386,600	450,000	693,125	695,625
Total stockholders’ equity	7,679,684	8,180,566	7,539,717	640,638	257,693

(1)	We acquired AdvancePCS on March 24, 2004. The Statement of Operations data includes the results of operations of AdvancePCS beginning March 24, 2004. The Statement of Operations, Per Common Share and Balance Sheet data were significantly impacted by the AdvancePCS Acquisition.

(2)	The 2002 period includes amounts related to adjustment of our deferred income tax asset valuation allowance. This adjustment resulted in the recognition of: (a) a $520 million deferred tax benefit included in income from continuing operations and related statement of operations line items; (b) a current deferred income tax asset of approximately $202 million included in working capital; (c) a $413 million long-term deferred tax asset included in total assets; and (d) a direct increase to stockholders’ equity of approximately $69.5 million.

(3)	The December 31, 2004 working capital and long-term debt (net of current portion) amounts reflect the repayment of our $147 million term loan on February 18, 2005, and the repurchase of the remaining AdvancePCS senior notes at 104.25% of face value on April 1, 2005.

The December 31, 2005 working capital and long-term debt (net of current portion) amounts reflect the classification of $386.6 million of our 7.375% senior notes due 2006 as long-term debt due to our intent and ability to refinance this amount on a long-term basis at the time of filing our 2005 Annual Report on Form 10-K. The amount classified as long-term debt (net of current portion) was limited to the availability under our revolving credit facility, and the remaining $63.4 million of our 7.375% senior notes is classified as a current liability at December 31, 2005 and is included in working capital. We ultimately did not refinance the notes on a long-term basis and repaid the entire $450 million principal amount of the notes using cash on hand when they matured in October 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of the following MD&A is to help facilitate an understanding of the significant factors influencing our historical operating results, financial condition and cash flows and also to convey management’s expectations of the potential impact of known trends, events or uncertainties that may materially impact future results. This MD&A contains “forward-looking statements” as described on page i of this Annual Report on Form 10-K. Forward-looking statements contained in the following MD&A exclude the potential effects of the proposed CVS Merger unless otherwise expressly stated.

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

Our pharmaceutical services are generally referred to as pharmacy benefit management, or “PBM,” services and involve the design and administration of programs aimed at reducing the costs and improving the safety, effectiveness and convenience of prescription drug use. We generate our net revenue primarily from dispensing prescription drugs, either directly through our mail service pharmacies or indirectly through our network of third-party retail pharmacies, and through providing certain other services, including health management, health benefits management and data access to our customers, which are primarily employers, unions, government employee groups, insurance companies, managed care organizations and other sponsors of health benefit plans and individuals throughout the United States. Our net revenue represents amounts earned from both our customers and the participants in our customers’ health benefit plans and includes copayments paid by participants both to us, for prescriptions filled from pharmacies we own, and to the third-party pharmacies in our retail network, for most retail prescriptions. Our net revenues reflect the effects of any discounts provided to our customers. See Note 2, Summary of Significant Accounting Policies—Revenue Recognition, to our audited consolidated financial statements contained in this Annual Report on Form 10-K for detailed information concerning our revenue recognition policies.

We generate cost savings for our customers primarily by negotiating for the discounted purchase of pharmaceutical products dispensed to their participants. We purchase pharmaceutical products from, and negotiate various forms of discounts from established benchmark prices with, pharmaceutical manufacturers, pharmaceutical wholesalers and retail pharmacies. When we purchase pharmaceutical products directly from their manufacturer, as is typically the case with generic and biotech products, we generally receive any negotiated discount at the time of purchase. When we purchase pharmaceutical products indirectly (e.g., through a wholesaler or from a retail pharmacy at the point-of-dispensing), as is typically the case with brand-name, nonbiotech products, we generally receive a discount from the vendor and, in many cases, the product’s manufacturer. In these cases, the vendor discount is received at the time of purchase; however, the manufacturer discount is received after the product is dispensed. Our cost of revenues reflects the effects of these discounts.

The prices we have negotiated with our customers for the pharmaceutical products we dispense to their participants are generally based on contractual discounts from established benchmark prices and may also include additional discounts based on the type (i.e., preferred brand, non-preferred brand, generic, etc.) of prescriptions filled. Most of our customer contracts utilize an average wholesale price (“AWP”) benchmark to establish pricing. The prices in our vendor contracts with various parties (manufacturers, wholesalers, retail pharmacies, etc.) for the purchase of these pharmaceuticals are also based on discounts from established benchmark prices plus, in many cases, additional discounts in the form of prompt payment terms and/or rebates.

Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry. Specifically, in a proposed settlement in a civil class action case brought against First DataBank (“FDB”), one of several companies that report data on prescription drug prices, and McKesson Corporation, FDB has agreed to reduce the reported AWP of certain drugs by four percent and to discontinue the publishing of AWP at a future time as contemplated by the settlement. At this time, the proposed settlement has not received final court approval. The court could approve the proposed settlement in part, in its entirety, or not at all. We cannot predict the outcome of this case, or, if the settlement is approved, the precise timing of any of the proposed AWP changes or the effect of such changes, if any, on the financial performance of the Company. Over 90% of our customer relationships and most of our relationships with other affected parties contain terms that we believe will enable us to mitigate the adverse effect of this proposed reduction in FDB’s reported AWP. Two other publicly traded large national PBMs have also stated that their contractual relationships contain similar terms. However, because in some cases payors may seek to negotiate with PBMs in an effort to reduce prescription drug costs as a result of a reduction in FBD’s reported AWP, the ultimate effect of this development on us cannot be precisely predicted. Whatever the outcome of the FDB case, it is possible that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and pharmacy benefit management services in the future.

Additionally, both our customer and vendor contracts typically contain clauses which would allow us to renegotiate pricing in the event that legislation or other events limiting or eliminating the various discounting practices in the pharmaceutical industry, including the practice of providing discounts in the form of rebates, were to occur.

We generate our net revenue primarily from dispensing prescription drugs on behalf of our customers. We dispense these prescriptions drugs through our seven large, automated mail service pharmacies, our 21 smaller, regional specialty mail service pharmacies and a nationwide network composed of over 60,000 retail pharmacies with which we have contracted to purchase pharmaceuticals on behalf of our customers for immediate delivery to their participants. One customer, the Federal Employees Health Benefit Plan, accounted for approximately 16% of our net revenue in 2006.

On November 1, 2006, we announced our intent to merge with CVS. See Item 1, “Business—Proposed Merger with CVS” for further information concerning this proposed Merger.

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

Medicare Part D. We have recorded estimates of various assets and liabilities arising from our participation as a PDP in the federal government’s Medicare Part D program based on information in our claims management and enrollment systems. Significant estimates arising from our participation in the Medicare Part D program include: (i) estimates of low-income cost subsidy and reinsurance amounts ultimately payable to or receivable from CMS based on a detailed claims reconciliation that will occur in 2007; (ii) estimates of amounts payable to or receivable from other PDPs, state Medicaid programs or individuals for claims costs incurred during the startup phase of the program where widespread retroactive enrollment changes were communicated by CMS after such claims had been incurred; and (iii) an estimate of amounts payable to CMS under a risk-sharing feature of the Medicare Part D program design, referred to as the risk corridor. Actual amounts of Medicare Part D-related assets and liabilities could differ materially from amounts recorded.

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

Factors That May Affect Future Results

Our future operating results and financial condition are dependent on our ability to market our services profitably, which is, in turn, heavily dependent on our ability to successfully negotiate discounts for pharmaceutical purchases at various points in our supply chain and to successfully increase market share and manage expense growth relative to revenue growth. Our future operating results and financial condition may be affected by a number of additional factors, including, but not limited to: (i) identification of, and competition for, growth and expansion opportunities; (ii) our ability to attract new customers and retain existing customers; (iii) declining reimbursement levels for, or increases in the costs of, products dispensed, including, but not limited to, the effect of changes in industry benchmarks used to determine pricing of products; (iv) exposure to liabilities in excess of our insurance; (v) compliance with, or changes in, government regulation and legislation, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation; (vi) our participation in the federal government’s Medicare Part D program; (vii) adverse developments in the healthcare or pharmaceutical industry generally, including, but not limited to, developments in any investigation related to the pharmaceutical industry that may be conducted by governmental authorities; (viii) adverse resolution of existing or future lawsuits or investigations; (ix) the availability of prescription drug products in the marketplace as affected by product recalls and voluntary product withdrawals by manufacturers; (x) our ability to complete the proposed Merger with CVS; and (xi) the impact of the exchange offer commenced by Express Scripts. Changes in one or more of these factors could have a material adverse effect on our future operating results and financial condition.

There are various legal matters which, if adversely determined, could have a material adverse effect on our operating results and financial condition. See Item 3, “Legal Proceedings” and Note 14 to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected information about our results of operations for the years ended December 31, 2006, 2005 and 2004:

				Percentage Increase/(Decrease)
	Year Ended December 31,			2006 over 2005	2005 over 2004
	2006	2005	2004
	(In thousands, except per share amounts)
Net revenue (1)(2)	$36,750,203	$32,991,251	$25,801,121	11.4%	27.9%

Cost of revenues (excluding depreciation)(1)(3)	34,344,126	30,888,945	24,192,434	11.2%	27.7%
Selling, general and administrative expenses (4)	546,278	474,036	430,990	15.2%	10.0%
Depreciation	102,286	100,112	86,530	2.2%	15.7%
Amortization of intangible assets	43,456	47,258	37,288	-8.0%	26.7%
Merger, integration and other related expenses	125	11,076	25,184	-98.9%	-56.0%
Interest (income) expense, net	(38,374)	(2,953)	31,039	1199.5%	N/M
Gain on treasury lock	(17,077)	—	—	N/M	N/M
Non-operating gain, net	—	(25,688)	—	-100.0%	N/M

	34,980,820	31,492,786	24,803,465	11.1%	27.0%

Income before provision for income taxes	1,769,383	1,498,465	997,656	18.1%	50.2%
Provision for income taxes	695,368	566,094	397,347	22.8%	42.5%

Net income	$1,074,015	$932,371	$600,309	15.2%	55.3%

Net income per common share—diluted	$2.46	$2.05	$1.43	20.0%	43.4%

Operating Income (5)	$1,713,932	$1,469,824	$1,028,695	16.6%	42.9%

Operating Margin	4.66%	4.46%	3.99%

EBITDA (6)	$1,859,674	$1,642,882	$1,152,513	13.2%	42.5%

EBITDA Margin	5.06%	4.98%	4.47%

Net cash provided by (used in):
Continuing operations	$1,230,378	$1,305,835	$1,602,743	-5.8%	-18.5%

Investing activities	$204,366	$(571,022)	$(680,209)	N/M	-16.1%

Financing activities	$(1,891,324)	$(537,071)	$(648,891)	252.2%	-17.2%

Discontinued operations	$(8,270)	$(7,662)	$(10,168)	7.9%	-24.6%

Revenues:
Mail service	$12,549,224	$11,593,962	$8,015,370	8.2%	44.6%
Retail (1)	23,887,520	21,109,339	17,553,502	13.2%	20.3%
Other (2)	313,459	287,950	232,249	8.9%	24.0%

	$36,750,203	$32,991,251	$25,801,121	11.4%	27.9%

Cost of revenues:
Drug ingredient cost (1)	$33,369,809	$29,986,646	$23,468,818	11.3%	27.8%
Pharmacy operating costs and other costs of revenues (3)	974,317	902,299	723,616	8.0%	24.7%

	$34,344,126	$30,888,945	$24,192,434	11.2%	27.7%

Pharmacy claims processed:
Mail	59,692	58,301	42,831	2.4%	36.1%
Retail (7)	456,815	477,953	441,386	-4.4%	8.3%

	516,507	536,254	484,217	-3.7%	10.7%

(1)	Includes approximately $5.8 billion, $5.5 billion and $4.6 billion for the years ended December 31, 2006, 2005 and 2004, respectively, of amounts paid by individual participants in our customers’ benefit plans directly to the third-party pharmacies in our retail networks (i.e., retail copayments).

(2)	Includes $10.6 million in revenue for the year ended December 31, 2006 resulting from a change in estimate related to a settlement with a former AdvancePCS client.

(3)	Cost of revenues excludes allocable depreciation of approximately $88.6 million, $86.0 million and $72.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are included in total depreciation for each period.

(4)	Includes share-based compensation of $41.1 million, $10.5 million and $20.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(5)	Operating Income equals net revenue less cost of revenue; selling, general and administrative expenses, depreciation, amortization of intangible assets and merger, integration and other related expenses. Operating Income is computed in accordance with SEC rules; however, it is subject to the same limitations as our presentation of EBITDA as described at (6) below.

(6)	We believe that EBITDA, which is a non-GAAP financial measure, is a supplemental measurement tool used by analysts and investors to help evaluate a company’s overall operating performance, its ability to incur and service debt and its capacity for making capital expenditures. We use EBITDA, in addition to operating income and cash flows from operating activities, to assess our liquidity and performance and believe that it is important for investors to be able to evaluate our company using the same measures used by our management. EBITDA can be reconciled to net cash provided by continuing operations, which we believe to be the most directly comparable financial measure calculated and presented in accordance with GAAP, as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net income	$1,074,015	$932,371	$600,309
Depreciation and amortization	145,742	147,370	123,818
Interest (income) expense, net	(38,374)	(2,953)	31,039
Gain on treasury lock	(17,077)	—	—
Provision for income taxes	695,368	566,094	397,347

EBITDA	1,859,674	1,642,882	1,152,513
Cash interest receipts (payments), net	34,535	1,754	(38,091)
Cash tax (payments) refunds, net	(709,485)	(30,649)	19,490
Non-operating gain, net	—	(25,688)	—
Other non-cash expenses	41,403	12,697	23,863
Other changes in operating assets and liabilities, net of acquisitions/disposals of businesses	4,251	(295,161)	444,968

Net cash provided by continuing operations	$1,230,378	$1,305,835	$1,602,743

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

(7)	Includes 31.8 million and 29.8 million claims for the years ended December 31, 2005 and 2004, respectively, related to a large health plan customer for which we recorded revenue using the net revenue recognition method. The contract with this customer was terminated in October 2005.

Pro Forma Operating Results

The following table sets forth selected pro forma information about our results of operations for the years ended December 31, 2005 and 2004. This pro forma information was prepared as if the AdvancePCS Acquisition had been consummated at the beginning of each respective period. Additional information concerning the pro forma presentation appears in Note 3, Merger Agreement with CVS and Acquisition of AdvancePCS, to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

	Pro Forma Year Ended December 31,		Percentage Increase/ (Decrease)
	2005	2004
	(In thousands, except per share amounts)
Net revenue	$32,991,251	$30,410,924	8.5%

Cost of revenues (excluding depreciation)	30,888,945	28,653,330	7.8%
Selling, general and administrative expenses	474,036	500,579	-5.3%
Depreciation	100,112	96,631	3.6%
Amortization of intangible assets	47,258	48,331	-2.2%
Interest (income) expense, net	(2,953)	31,149	N/M
Non-operating gain, net	(25,688)	—	N/M

	31,481,710	29,330,020	7.3%

Income before provision for income taxes	1,509,541	1,080,904	39.7%
Provision for income taxes	570,469	430,252	32.6%

Net income	$939,072	$650,652	44.3%

Net income per common share—diluted	$2.06	$1.40	47.1%

Revenues:
Mail service	$11,593,962	$8,706,916	33.2%
Retail	21,109,339	21,402,585	-1.4%
Other	287,950	301,423	-4.5%

	$32,991,251	$30,410,924	8.5%

Cost of revenues:
Drug ingredient cost	$29,986,646	$27,828,008	7.8%
Pharmacy operating costs and other costs of revenues	902,299	825,322	9.3%

	$30,888,945	$28,653,330	7.8%

Pharmacy claims processed:
Mail	58,301	47,013	24.0%
Retail	477,953	544,859	-12.3%

	536,254	591,872	-9.4%

Results of operations for 2006 compared to 2005

Net Revenue. Net revenue increased by $3.8 billion, or 11.4%, to $36.8 billion in the year ended December 31, 2006 from $33.0 billion in 2005. Revenue growth primarily reflects increases due to Medicare Part D, mail service growth and drug cost inflation partially offset by client terminations and a higher dispensing rate of generic drugs (which have lower prices but result in healthcare cost savings for our customers) that had the effect of reducing revenues. Excluding the impact of higher generic dispensing rates, revenues for the year ended December 31, 2006 would have increased approximately 16.5% over the 2005 amount.

Revenues from mail service claims increased $955.3 million, or 8.2%, to $12.5 billion in the year ended December 31, 2006 from $11.6 billion in 2005. This increase results from an increase in mail service claim volume of approximately 2.4% and an increase in average revenue per mail service claim of 5.7%. The increase in mail service claim volume is related to changes in utilization from existing customers and new volumes resulting primarily from the Medicare Part D program and new client starts, offset by client terminations. The increase in average revenue per mail service claim reflects increases in the prices of products dispensed partially offset by the effects of higher generic dispensing rates as described above. Our mail service generic dispensing rate was 42.7% in the year ended December 31, 2006, compared to a mail service generic dispensing rate of 39.9% in 2005.

Revenues from retail claims increased $2.8 billion, or 13.2%, to $23.9 billion in the year ended December 31, 2006 from $21.1 billion in 2005. This increase is primarily related to revenue from new client starts, including revenue related to the Medicare Part D program generally, as well as the impact of additional Medicare Part D services provided to a large health plan client under a revised contract beginning in the second quarter of 2006, offset by client terminations. Retail claim volumes increased from the prior year period after excluding claim volume of a large health plan customer with 31.8 million claims in the year ended December 31, 2005 for which we recorded revenue using the net revenue recognition method. The contract with this health plan customer was terminated in October 2005.

Approximately 4.1% of the increase in average revenue per retail claim reflects increases in the unit prices of products dispensed, with the remainder accounted for by changes in customer and claims mix between the periods, including the impact of the Medicare Part D program, partially offset by the effects of higher generic dispensing rates. Our retail generic dispensing rate was 56.7% in the year ended December 31, 2006 compared to a retail generic dispensing rate of 53.2% in 2005.

Other revenue increased $25.5 million, or 8.9%, to $313.5 million in the year ended December 31, 2006 from $288.0 million in 2005. This increase includes the $10.6 million favorable change in estimate in the year ended December 31, 2006 related to a settlement with a former AdvancePCS client.

Cost of Revenues. Cost of revenues increased $3.5 billion, or 11.2%, to $34.3 billion in the year ended December 31, 2006 from $30.9 billion in 2005. Cost of revenues for the year ended December 31, 2006 decreased by 0.2% as a percentage of net revenue compared to the same period in 2005.

Pharmacy operating costs and other costs of revenues increased by $72.0 million, or 8.0%, to $974.3 million in the year ended December 31, 2006 from $902.3 million in 2005. This increase relates primarily to an increase in services related to Medicare Part D claims and increased mail utilization. Pharmacy operating costs and other costs of revenues as a percentage of net revenue remained flat at 2.7% in both periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 15.2% on an absolute basis and increased as a percentage of net revenue, to 1.49% from 1.44%. The increase in selling, general and administrative expenses reflects increased share-based compensation cost as a result of adopting FAS 123R on January 1, 2006. Share-based compensation cost totaled $41.1 million in the year ended December 31, 2006 compared to $10.5 million in 2005. The increase in share-based compensation cost resulted in a 6.4% increase in selling, general and administrative expenses. The remaining 8.8% increase in selling, general and administrative expenses is related to growth in our business, including growth associated with our Medicare Part D program. See “Recent Accounting Pronouncements” below for a discussion of our adoption of FAS 123R and the impact on our financial statements.

Depreciation. Depreciation increased in the year ended December 31, 2006 compared to the same period in 2005 due primarily to the amounts and timing of depreciation related to capital expenditures made to increase capacities in our mail service pharmacies and customer care centers.

Amortization of Intangible Assets. The amortization of intangible assets recorded in 2006 and 2005 was related entirely to the intangible assets acquired from AdvancePCS.

Merger, Integration and Other Related Expenses. In 2006, we recorded $5.4 million of expenses related to the proposed Merger with CVS, offset by a $5.3 million gain from an insurance settlement related to the AdvancePCS Acquisition.

Interest (Income) Expense, Net. The change in net interest (income) expense in 2006 resulted from (i) a $25.0 million increase in interest income due primarily to an increase in interest rates and (ii) a $10.4 million decrease in interest expense due to the repayment of our 7.375% senior notes in October 2006.

Gain on Treasury Lock. Gain on treasury lock is comprised of a $17.1 million gain on a treasury lock that was previously accounted for as a cash flow hedge. Beginning in the third quarter of 2006, the treasury lock no longer qualified for hedge accounting treatment due to our determination that we would not issue 10-year fixed rate debt to replace our 7.375% senior notes. The treasury lock matured and was settled in the fourth quarter of 2006.

Provision for Income Taxes. Our provision for income taxes was recorded using a 39.3% effective tax rate on book income in 2006 and a 37.8% effective tax rate on book income in 2005. Our provision for income taxes in 2005 includes a one-time positive adjustment primarily to reflect resolution of income tax uncertainties from prior periods. Excluding the effect of the one-time positive adjustment to the provision for income taxes in 2005, the effective tax rate on book income in 2006 decreased 0.2% from 2005. The decrease related to differences in effective aggregate state tax rates.

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

On a pro forma basis, revenues from mail service claims increased approximately $2.9 billion, or 33.2%, to approximately $11.6 billion in 2005 from approximately $8.7 billion in 2004. This increase results from an increase in mail service claim volume of approximately 24.0 % and an increase in average revenue per mail service claim of approximately 7.4%. The mail service claim volume increases are related to increases from both new customers and the percentage of mail service claims (adjusted for differences in average days’ supply) to total pharmacy claims, referred to as our “mail penetration rate.” The increase in mail service claim volume and the mail penetration rate during 2005 is due primarily to the fact that new customer starts in 2005 were substantially mail order, while several large retail-oriented customers terminated during 2004 and 2005. On a pro forma basis, our mail penetration rate was approximately 26.5% in 2005, compared to a mail penetration rate of 20.2% in 2004. The increase in average revenue per mail service claim reflects increases in the prices of products dispensed offset by the effects of higher generic dispensing rates as described above. On a pro forma basis, our mail service generic dispensing rate was 39.9% in 2005, compared to a mail service generic dispensing rate of 37.9% in 2004.

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

Cost of Revenues. Cost of revenues increased approximately $6.7 billion to approximately $30.9 billion in the year ended December 31, 2005, from approximately $24.2 billion in 2004. Pro forma cost of revenues for 2005 as a percentage of net revenue, decreased by 0.6% compared to 2004 and was favorably impacted by economies of scale resulting from the AdvancePCS Acquisition. Pro forma cost of revenue growth and cost of revenues as a percentage of net revenue were also impacted by a higher dispensing rate of generic drugs which have lower prices but result in healthcare cost savings for our customers.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on an absolute basis in 2005, due primarily to the AdvancePCS Acquisition. On a pro forma basis, selling, general and administrative expenses decreased by 5.3% on an absolute basis and decreased as a percentage of net revenue, to 1.44% from 1.65%. Pro forma selling, general and administrative expenses includes $10.5 million of share-based compensation (related to the intrinsic value of unvested stock options held by AdvancePCS optionees on the date of the AdvancePCS Acquisition) in the year ended December 31, 2005 compared to $28.2 million in 2004. The $17.7 million decrease in share-based compensation cost resulted in a 3.5% decrease in selling, general and administrative expenses. The remaining 1.8% decrease in selling, general and administrative expenses reflects the impact of elimination of duplicative costs subsequent to the AdvancePCS Acquisition.

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

Merger, Integration and Other Related Expenses. The decrease in integration and other related expenses primarily reflects costs incurred for outside consulting services for integration planning activities in 2004 that were not incurred in 2005. We incurred approximately $11.1 million of integration and other related expenses for the year ended December 31, 2005, primarily for integration activities related to our acquisition of AdvancePCS and involuntary termination/employee retention and related benefits. We incurred approximately $25.2 million of integration and other related expenses for the year ended December 31, 2004, consisting primarily of: (1) approximately $3.9 million for involuntary termination benefits; (2) a writeoff of approximately $2.2 million of deferred loan costs for indebtedness retired in conjunction with the closing of the AdvancePCS Acquisition; (3) approximately $8 million of integration planning activities related to the AdvancePCS Acquisition and

(4) approximately $6 million related to retention benefit obligations under the AdvancePCS retention plan. The balance of the costs incurred in 2004 relate primarily to payments to outside service vendors used for various integration-related projects.

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

The following tables set forth selected information concerning our liquidity and capital resources and changes therein at and for the year ended December 31, 2006 (dollars in thousands):

Net cash and cash equivalents provided by (used in):
Continuing operations	$1,230,378
Investing activities	204,366
Financing activities	(1,891,324)
Discontinued operations	(8,270)

Net decrease in cash and cash equivalents for the year ended December 31, 2006	(464,850)
Cash and cash equivalents—December 31, 2005	1,268,883

Cash and cash equivalents—December 31, 2006	$804,033

	December 31, 2006	December 31, 2005 (2)
Net working capital (1)(2)	$128,708	$933,231

Long-term debt (2)(3):
Fixed-rate debt	$—	$386,600

Availability under revolving credit facility	$740,618	$386,600

(1)	Working capital equals total current assets minus total current liabilities.

(2)	The December 31, 2005 net working capital and fixed-rate long-term debt amounts reflect the classification of $386.6 million of our 7.375% senior notes due 2006 as long-term debt due to our intent and ability to refinance this amount on a long-term basis at the time of filing of our 2005 Annual Report on Form 10-K. The amount classified as long-term debt was limited to the availability under our revolving credit facility and the remaining $63.4 million of our 7.375% senior notes due 2006 is classified as a current liability as of December 31, 2005. We ultimately did not refinance the notes on a long-term basis and repaid the entire $450 million principal amount of the notes using cash on hand when they matured in October 2006.

(3)	See “Credit Facility” below for information on our amended credit facility.

Cash Flows from Continuing Operations. Our performance relative to net cash provided by continuing operations for the year ended December 31, 2006 resulted from factors discussed above related to income from continuing operations and certain changes in non-cash working capital. The decline in operating cash flow compared to the year ended December 31, 2005 was primarily driven by cash payments of federal income taxes in 2006 after we utilized the majority of our federal net operating loss carryforward in 2005. Income tax payments, net of refunds, increased to $709.5 million in 2006 from $30.6 million in 2005. In addition, as discussed under “Recent Accounting Pronouncements,” FAS 123R changed the statement of cash flow classification of the excess tax benefit resulting from the exercise of stock options. Excess tax benefits were reported as cash flows from operating activities in 2005, but are reported as cash flows from financing activities in 2006.

Cash Flows from Investing Activities. Cash flows from investing activities for the year ended December 31, 2006 primarily include $296.9 million from the sale of available-for-sale securities and $17.1 million in proceeds from the settlement of our treasury lock offset by $107.5 million of capital expenditures.

Cash Flows from Financing Activities. In October 2006, we repaid the entire $450 million principal balance of our 7.375% senior notes due 2006. We also made payments of approximately $1.4 billion to repurchase 29.8 million shares of our common stock and dividend payments of $84.2 million during the year ended December 31, 2006. These payments were offset by (i) net proceeds of approximately $65.2 million from issuance of common stock under employee benefit plans, including exercises of stock options, and (ii) approximately $21.4 million of tax benefit received for the amount of income tax deductions for option exercises in excess of compensation cost recognized for those options including pro forma share-based compensation cost for periods prior to January 1, 2006.

Credit Facility. On August 31, 2006, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) that provides for a five-year, $750 million revolving bank credit facility maturing on August 30, 2011. The Restated Credit Agreement replaced our previous bank credit facility, which included a $400 million revolving credit facility with a maturity date of March 23, 2009. At December 31, 2006, we had approximately $740.6 million available for borrowing under the revolving bank credit facility, exclusive of approximately $9.4 million reserved under letters of credit.

The credit facility is guaranteed by our material subsidiaries and contains restrictive covenants. The guarantees and covenants applicable to the credit facility are described in further detail in Note 8, Long-Term Debt, Derivative Financial Instrument and Interest Rate Risk Management, to our audited consolidated financial statements which appear beginning on page F-1 of this Annual Report on Form 10-K.

Senior Notes. Our 7.375% senior notes due 2006, with an aggregate principal amount of $450 million, matured and were repaid in October 2006.

Outlook

Liquidity and Capital Resources Overview. Currently, our liquidity needs arise primarily from: (i) working capital requirements, (ii) capital expenditures and (iii) dividend payments. Additionally, we have acquired businesses recently, may continue to acquire additional businesses in the future, subject to compliance with the Merger Agreement, and could fund any such acquisition using cash on hand and short-term investments, availability under our revolving credit facility, or a combination thereof. We believe that our cash on hand, short-term investments, cash flows from operations and amounts available under our revolving credit facility will be sufficient to meet our liquidity needs for the foreseeable future.

Stock Repurchase Program. We are authorized to repurchase up to $3.0 billion of our common stock on the open market under our previously announced repurchase program and subsequent amendments. Repurchases under the program will occur at times and in amounts that management deems appropriate, subject to compliance with the Merger Agreement, and we had repurchased approximately 59.1 million shares at an aggregate cost of approximately $2.4 billion under this program through September 30, 2006. No repurchases have been made subsequent to September 30, 2006.

Contractual Obligations and Commercial Commitments—Continuing Operations. We have various contractual obligations and/or commercial commitments arising from both our continuing and discontinued operations. These obligations and commitments are more fully described in this Annual Report on Form 10-K under various headings in MD&A as well as in the notes to our audited consolidated financial statements which appear beginning on page F-1. The following table lists the aggregate maturities of letter of credit obligations and expiration amounts of lease commitments related to our continuing operations at December 31, 2006 (in thousands):

	Payments due under contractual obligations
	Total	2007	2008-2009	2010-2011	After 2011
Long-term debt—letters of credit (1)	$9,382	$—	$—	$9,382	$—
Operating leases (2)	296,009	45,547	81,207	65,793	103,462

	$305,391	$45,547	$81,207	$75,175	$103,462

(1)	See “—Historical Liquidity and Capital Resources—Credit Facility” and financial statement Note 8, Long-Term Debt, Derivative Financial Instrument and Interest Rate Risk Management.

(2)	See financial statement Note 9, Operating Leases.

(3)	Certain of our vendor contracts contain commitments or penalties for early termination. These commitments do not relate to pharmaceutical purchases and are not material to our results of operations or financial position.

See “—Discontinued Operations, Including Off-Balance Sheet Guarantees” for information about contractual obligations and commercial commitments related to our discontinued operations.

Discontinued Operations, Including Off-Balance Sheet Guarantees. Future cash needed to fund the remaining liabilities of discontinued operations and estimated exit costs was estimated to be approximately $14.7 million, in aggregate, at December 31, 2006, consisting primarily of accruals for real estate leases and legal disputes.

We have various contractual obligations and commercial commitments arising from our discontinued operations. These primarily include obligations under various leases for commercial real estate. These leases had aggregate remaining rental payments, net of amounts to be paid to us under subleases, of approximately $5.9 million at December 31, 2006, due as follows: 2007—$0.7 million; 2008/2009—$3.0 million and 2010/20011—$2.2 million. Additionally, we are named as guarantor or obligor on additional discontinued operations real estate leases which we assigned to third-parties. The aggregate amount of these guarantees totaled approximately $32.0 million at December 31, 2006, and expires as follows: 2007—$7.4 million; 2008/2009—$11.5 million; 2010/2011—$6.9 million and after 2011—$6.2 million.

Merger Agreement. We have entered into a Merger Agreement with CVS and have agreed to pay a fee of $675 million to CVS if the Merger Agreement is terminated under any of the following circumstances:

•	the Caremark Rx board of directors makes a change in recommendation;

•	Caremark Rx willfully and materially breaches certain obligations not to solicit acquisition proposals or fails to call a stockholders’ meeting to vote on the Merger Agreement and the Merger; or

•

the Merger is not consummated by November 1, 2007 (or, May 1, 2008, if extended as permitted in the Merger Agreement) or Caremark Rx’s stockholders fail to adopt the Merger Agreement and to approve the Merger, in each case, only if (i) a third party has made an acquisition proposal before the Caremark Rx special meeting and (ii) within 12 months of the termination of the Merger Agreement, Caremark Rx enters into an alternative transaction.

In addition, whether or not the Merger is completed, the uncertainty related to the proposed Merger could adversely impact our business through several factors, including, but not limited to: (i) our current clients may experience uncertainty associated with the Merger and may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us; (ii) we may face additional challenges in competing for new and renewal business; and (iii) pharmaceutical manufacturers, retail pharmacies, pharmacy benefit management companies or other vendors or suppliers may seek to modify or terminate their business relationships with us.

Approximately one third of a PBM’s customer base typically is subject to renewal each year, and therefore we may face additional challenges in competing for new business and retaining or renewing business. Our largest client, the Federal Employees Health Benefits Plan, is currently subject to renewal for services beginning January 1, 2008. There can be no assurance that we will be able to secure renewal of this business; however, such renewal is not a condition to the completion of the Merger. These disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement and could have an adverse effect on our business, financial condition, results of operations or prospects if the Merger is not completed or of the combined company if the Merger is completed.

See Item 1, “Business—Proposed Merger with CVS” for further information concerning this proposed Merger.

Express Scripts Exchange Offer. On January 16, 2007, Express Scripts launched an exchange offer to acquire all of the outstanding shares of Caremark Rx common stock for (a) $29.25 in cash, less any applicable withholding taxes and without interest and (b) 0.426 shares of Express Scripts common stock for each share of Caremark Rx common stock. On January 24, 2007, our board of directors reaffirmed that the Express Scripts proposal does not constitute, and is not reasonably likely to lead to, a “Superior Proposal” (as defined in the Merger Agreement) and that engaging in discussions with Express Scripts is not in the best interests of Caremark Rx and its stockholders. Express Scripts’ exchange offer, and its ongoing solicitation of proxies from Caremark Rx stockholders to vote against the CVS Merger, could impact or cause disruptions in our business, which could have an adverse effect on our results of operations and financial condition, including:

•

our current clients may experience uncertainty associated with the exchange offer and proxy solicitation and may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us;

•

we may face additional challenges in competing for new and renewal business, and the pendency or completion of any acquisition of Caremark Rx by Express Scripts could result in customer attrition, including an estimated $8 billion in lost revenue and a $300 million reduction in earnings before interest and taxes (“EBIT”), a metric commonly used to gauge a company’s profitability and financial health;

•	our employees or prospective employees may experience uncertainty about job security, which might adversely affect our ability to retain and hire key managers and other employees;

•

the attention of our management may be directed toward considerations related to the exchange offer and proxy solicitation and may be diverted from the day-to-day business operations of our business; and

•

pharmaceutical manufacturers, retail pharmacies, pharmacy benefit management companies or other vendors or suppliers may experience uncertainty associated with the exchange offer and proxy solicitation and may seek to modify or terminate their business relationships with us.

Planned Capital Expenditures. We expect capital expenditures for 2007 to total approximately $150 million. This amount could vary significantly depending on the timing of projects and related expenditures.

Recent Accounting Pronouncements

Share-Based Compensation. We offer participation in our stock option plans to certain employees and directors, as described further in Note 2, Summary of Significant Accounting Policies, and in Note 10, Stockholders’ Equity, to the accompanying consolidated financial statements, and offer participation in our employee stock purchase plan (“ESPP”) to all employees. Effective January 1, 2006, we adopted FAS 123R using the modified prospective transition method described therein. Accordingly, on January 1, 2006, we began recognizing compensation cost from share-based payment arrangements based on their grant-date fair value. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. We recognized approximately $41.1 million in share-based compensation cost related to employee stock option and ESPP transactions in the year ended December 31, 2006. The total income tax benefit recognized in the income statement for the year ended December 31, 2006 for share-based compensation arrangements was approximately $16.0 million.

Prior to January 1, 2006, we accounted for options to purchase our common stock under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by FAS 123. Under APB 25, we recognized share-based compensation cost based on the difference in the market price and the exercise price (the “intrinsic value”) of options at their grant date. The exercise price of option grants under our stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no share-based compensation cost related to stock options, other than share-based compensation cost for the replacement stock options issued in connection with the acquisition of AdvancePCS, was recognized in the accompanying consolidated financial statements in the years ended December 31, 2005 and 2004. We recognized approximately $10.5 million and $20.0 million of share-based compensation cost in the years ended December 31, 2005 and 2004, respectively, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange for their AdvancePCS options upon completion of our acquisition of AdvancePCS on March 24, 2004.

As a result of adopting FAS 123R as required, our income before income taxes and net income for the year ended December 31, 2006, are $37.3 million and $23.5 million lower, respectively, and our basic and diluted earnings per share for the year ended December 31, 2006 are $.06 and $.05 lower, respectively, than if we had not adopted FAS 123R.

In addition, FAS 123R changed the statement of cash flows classification of the excess tax benefit resulting from the exercise of stock options from a cash flow from operating activities to a cash flow from financing activities. The $21.4 million excess tax benefit classified as a financing cash inflow for the year ended December 31, 2006 would have been classified as an operating cash inflow if we had not adopted FAS 123R. Cash flows for the years ended December 31, 2005 and 2004 have not been restated.

As of December 31, 2006, we had $86.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 3.4 years. The fair value of awards with graded vesting granted prior to January 1, 2006 was determined using the multiple option approach, and the related compensation cost is recognized using the accelerated recognition method found in Financial Accounting Standards Board (“FASB”) Interpretation No. 28. The fair value of awards with graded vesting granted after January 1, 2006 is determined using the multiple option approach, and the related compensation cost is recognized using the straight-line recognition method. We expect the majority of our outstanding nonvested options to vest.

Income Taxes. The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that an individual tax position meet a “more likely than not” threshold for any part of the benefit of that position to be recognized in a company’s financial statements. In addition, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are continuing to evaluate the impact of FIN 48 on our financial statements; however, we do not expect FIN 48 to have a material effect on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2006, we had no derivative financial instruments or derivative commodity instruments in place and no outstanding balances with respect to debt instruments and believe that our exposure to market risk associated with other financial instruments, principally interest rate risk inherent in our short-term investments portfolio, is not material.

Item 8. Financial Statements and Supplementary Data

Information with respect to this item is contained in our audited consolidated financial statements and financial statement schedules listed in the index on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of December 31, 2006, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been made known to them in a timely manner.

Management’s Annual Report on Internal Control Over Financial Reporting. We have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2006. This report appears on page F-4 of this Annual Report on Form 10-K and is hereby incorporated by reference herein.

Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Their report appears on page F-5 of this Annual Report on Form 10-K and is hereby incorporated by reference herein.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the proxy statement for our 2007 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the proxy statement for our 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the proxy statement for our 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the proxy statement for our 2007 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the proxy statement for our 2007 Annual Meeting of Stockholders.

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

(b) Exhibits

Exhibit No.
2.1	—	Agreement and Plan of Merger, dated as of November 1, 2006, among Caremark Rx, Inc., CVS Corporation and Twain Merger Sub Corp., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on November 3, 2006, and hereby incorporated by reference herein.

2.2	—	Amendment No. 1 to the Agreement and Plan of Merger, dated January 16, 2007, by and among Caremark Rx, Inc., CVS Corporation and Twain Merger Sub Corp, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K on January 17, 2007, and hereby incorporated by reference herein.

2.3	—	Waiver Letter Agreement, dated January 16, 2007, by and between Caremark Rx, Inc. and CVS Corporation, filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K on January 17, 2007, and hereby incorporated by reference herein.

2.4	—	Amendment to Waiver Letter Agreement, dated February 12, 2007, by and between Caremark Rx, Inc. and CVS Corporation, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on February 13, 2007, and hereby incorporated by reference herein.

2.5	—	Agreement and Plan of Merger, dated as of September 2, 2003, by and among Caremark Rx, Inc., Cougar Merger Corporation and AdvancePCS, filed as Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

3.1	—	Caremark Rx, Inc. Fourth Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and hereby incorporated by reference herein.

3.2	—	Caremark Rx, Inc. Seventh Amended and Restated Bylaws filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and hereby incorporated by reference herein.

4.1	—	Second Amended and Restated Rights Agreement, dated as of March 11, 2002, between Caremark Rx, Inc., and First Union National Bank, including exhibits thereto, filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 8, 2002, and hereby incorporated by reference herein.

4.2	—	Form of Common Stock Certificate of the Company, filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and hereby incorporated by reference herein.

4.3	—	Agreement Regarding Registration Rights between Caremark Rx, Inc., Joseph Littlejohn & Levy Fund III, L.P., and the other persons named on the signature pages thereof, dated as of September 2, 2003, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on September 4, 2003, and hereby incorporated by reference herein.

Exhibit No.
10.1	—	Consulting Agreement, dated as of August 7, 1996, by and among Caremark International, Inc., MedPartners, Inc. and C.A. Lance Piccolo, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-09767), filed with the Securities and Exchange Commission on August 8, 1996, and hereby incorporated by reference herein.

10.2	—	Employment Agreement, dated March 18, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.3	—	Amendment No. 1 to Employment Agreement, dated August 6, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.4	—	Amendment No. 2 to Employment Agreement, dated December 1, 1998, by and between the Company and E. Mac Crawford, filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.5	—	Amendment No. 3 to Employment Agreement, dated March 8, 2000, by and between the Company and E. Mac Crawford, filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.6	—	Amendment No. 4 to Employment Agreement, dated August 28, 2001, by and between the Company and E. Mac Crawford, filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.7	—	Amendment No. 5 to Employment Agreement, dated November 12, 2002, by and between the Company and E. Mac Crawford, filed as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.8	—	Survivor Benefit Agreement between the Company and E. Mac Crawford, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2004, and hereby incorporated by reference herein.

10.9	—	Employment Agreement, dated June 26, 2002, by and between the Company and A.D. Frazier, Jr., filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.10	—	Employment Agreement, dated July 1, 1998, by and between the Company and Edward L. Hardin, Jr., originally filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and refiled as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.11	—	Amendment No. 1 to Employment Agreement, dated March 8, 2000, by and between the Company and Edward L. Hardin, Jr., originally filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and refiled as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

Exhibit No.
10.12	—	Second Amendment to Employment Agreement, dated February 19, 2002, by and between the Company and Edward L. Hardin, Jr., filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and hereby incorporated by reference herein.

10.13	—	Amended and Restated Employment Agreement, dated December 3, 2001, by and between the Company and Howard A. McLure, filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on December 23, 2003, and hereby incorporated by reference herein.

10.14	—	First Amendment to Amended and Restated Employment Agreement, dated April 14, 2003, by and between the Company and Howard A. McLure, filed as Exhibit 10.2 to the Company’s Amended Current Report on Form 8-K/A on August 17, 2005, and hereby incorporated by reference herein.

10.15	—	Second Amendment to Amended and Restated Employment Agreement, effective June 21, 2005, by and between the Company and Howard McLure, filed as Exhibit 10.3 to the Company’s Amended Current Report on Form 8-K/A on August 17, 2005, and hereby incorporated by reference herein.

10.16	—	Employment Agreement, dated June 1, 2000, by and between the Company and Bradley S. Karro, originally filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and refiled as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.17	—	Employment Agreement, dated April 1, 2004, by and between Caremark Rx, Inc. and Rudy Mladenovic, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and hereby incorporated by reference herein.

10.18	—	First Amendment to Employment Agreement, effective March 25, 2006, by and between the Caremark Rx., Inc. and Rudy Mladenovic, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2006, and hereby incorporated by reference herein.

10.19	—	Employment Agreement, effective June 1, 2005, by and between Caremark Rx, Inc. and William R. Spaulding, filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and hereby incorporated by reference herein.

10.20	—	Amended and Restated Incentive Compensation Plan, originally filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and refiled as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.21	—	First Amendment to Amended and Restated Incentive Compensation Plan, dated November 15, 2000, originally filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.22	—	Second Amendment to Amended and Restated Incentive Compensation Plan, dated January 12, 2001, originally filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

Exhibit No.
10.23	—	Amended and Restated 1997 Long Term Incentive Compensation Plan, originally filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and refiled as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.24	—	First Amendment to 1997 Long Term Incentive Compensation Plan, dated November 15, 2000, originally filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.25	—	Second Amendment to 1997 Long Term Incentive Compensation Plan, dated January 12, 2001, originally filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.26	—	Caremark Rx, Inc. Management Incentive Plan for Fiscal Year 2005, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2005, and hereby incorporated by reference herein.

10.27	—	Caremark Rx, Inc. Management Incentive Plan for Fiscal Year 2006, filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and hereby incorporated by reference herein.

10.28	—	Amended and Restated 1993 Stock Option Plan, originally filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and refiled as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.29	—	First Amendment to Amended and Restated 1993 Stock Option Plan, dated November 15, 2000, originally filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.30	—	Second Amendment to Amended and Restated 1993 Stock Option Plan, dated January 12, 2001, originally filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.31	—	Amended and Restated 1994 Stock Option Plan, originally filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and refiled as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.32	—	First Amendment to Amended and Restated 1994 Stock Option Plan, dated November 15, 2000, originally filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

Exhibit No.
10.33	—	Second Amendment to Amended and Restated 1994 Stock Option Plan, dated January 12, 2001, originally filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.34	—	Non-Employee Director Stock Option Plan, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-14163), filed with the Securities and Exchange Commission on October 15, 1996, and hereby incorporated by reference herein.

10.35	—	Amended and Restated 1995 Stock Option Plan, originally filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and refiled as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.36	—	First Amendment to Amended and Restated 1995 Stock Option Plan, dated November 15, 2000, originally filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.37	—	Second Amendment to Amended and Restated 1995 Stock Option Plan, dated January 12, 2001, originally filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.38	—	Amended and Restated 1998 Employee Stock Option Plan, originally filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and refiled as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.39	—	First Amendment to Amended and Restated 1998 Employee Stock Option Plan, dated November 15, 2000, originally filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.40	—	Second Amendment to Amended and Restated 1998 Employee Stock Option Plan, dated January 12, 2001, originally filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.41	—	Amended and Restated 1998 New Employee Stock Option Plan, originally filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and refiled as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.42	—	First Amendment to Amended and Restated 1998 New Employee Stock Option Plan, dated November 15, 2000, originally filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

Exhibit No.
10.43	—	Second Amendment to Amended and Restated 1998 New Employee Stock Option Plan, dated January 12, 2001, originally filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.44	—	Caremark Rx, Inc. 2004 Incentive Stock Plan, filed as Annex L to Amendment No. 4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-109519), filed with the Securities and Exchange Commission on February 13, 2004, and hereby incorporated by reference herein.

10.45	—	Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and hereby incorporated by reference herein.

10.46	—	Amendment Number One to the Caremark Rx, Inc. Director Deferred Compensation Plan, filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and hereby incorporated by reference herein.

10.47	—	Description of Compensation Payable to Non-employee Directors, filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and hereby incorporated by reference herein.

10.48	—	Caremark Rx, Inc. Deferred Compensation Plan, effective April 1, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2005, and hereby incorporated by reference herein.

10.49	—	Supplemental Executive Retirement Plan, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and hereby incorporated by reference herein.

10.50	—	Caremark Rx, Inc. Special Retirement Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2006, and hereby incorporated by reference herein.

10.51	—	Employee Stock Purchase Plan, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and hereby incorporated by reference herein.

10.52	—	Amendment One to the Employee Stock Purchase Plan, filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and hereby incorporated by reference herein.

10.53	—	Amendment Two to the Employee Stock Purchase Plan, filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and hereby incorporated by reference herein.

10.54	—	Amended and Restated CareStock Employee Stock Purchase Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, and hereby incorporated by reference herein.

10.55	—	Voting Agreement, dated as of September 2, 2003, among Caremark Rx, Inc. and Joseph Littlejohn & Levy Fund III, L.P., in its capacity as a stockholder of AdvancePCS, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 4, 2003 and hereby incorporated by reference herein.

10.56	—	Caremark Rx, Inc. Synergy—Achievement Supplemental Bonus Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2004, and hereby incorporated by reference herein.

Exhibit No.
10.57	—	Pledge and Security Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee, originally filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.58	—	Trust Agreement, dated March 15, 2001, for the Company and its material subsidiaries, as Grantors, to LaSalle Bank National Association as Trustee, originally filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and refiled as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 10(d) of Regulation S-K, and hereby incorporated by reference herein.

10.59	—	Amended and Restated Credit Agreement, dated as of March 24, 2004, among the Company, the Initial Lenders, Bank of America, N.A., Wachovia Bank, National Association and UBS Securities LLC, and JPMorgan Chase Bank, Banc of America Securities LLC and Wachovia Capital Markets, LLC d/b/a/ Wachovia Securities, acting in the capacities listed therein, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on April 8, 2004, and hereby incorporated by reference herein.

10.60	—	Amendment No. 1 to Credit Agreement, dated November 30, 2004, among the Company, the lenders party thereto, and Bank of America, N.A., acting in the capacities listed herein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 9, 2004, and hereby incorporated by reference herein.

10.61	—	Amended and Restated Credit Agreement, dated as of August 31, 2006, among the Company, Initial Lenders, Bank of America, N.A., Wachovia Bank, National Association, JPMorgan Chase Bank, Merrill Lynch Bank, UBS Securities LLC, Banc of America Securities LLC and Wachovia Securities, acting in the capacities listed therein., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 6, 2006, and hereby incorporated by reference herein.

10.62	—	Receivables Sale Agreement, dated as of March 24, 2004, among Caremark Inc., AdvancePCS Health, L.P. and Caremark Receivables LLC in the capacities listed therein, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on April 8, 2004, and hereby incorporated by reference herein.

10.63	—	Fourth Supplemental Indenture, dated March 24, 2004, by and among AdvancePCS, AdvancePCS Health Systems, L.L.C., AdvancePCS SpecialtyRx, L.L.C., Dresing-Lierman, Inc., and Theracom, Inc., Consumer Health Interactive Inc., AdvancePCS Puerto Rico, Inc., AFC Receivables Holding Corporation, Accordant Health Services, Inc., and Accordant Integrated Services, Inc., and The Bank of New York Trust Company, N.A., acting in the capacities listed therein, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on April 8, 2004, and hereby incorporated by reference herein.

16.1	—

Letter from KPMG LLP to the Securities and Exchange Commission dated May 17, 2006, filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K on January 17, 2007, and hereby incorporated by reference herein.

21	—	Subsidiaries of the Company

23.1	—	Consent of Ernst & Young LLP

23.2	—	Consent of KPMG LLP

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREMARK RX, INC.

By:	/s/ PETER J. CLEMENS IV
Peter J. Clemens IV Executive Vice President and Chief Financial Officer

Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. MAC CRAWFORD E. Mac Crawford	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2007

/s/ PETER J. CLEMENS IV Peter J. Clemens IV	Executive Vice President and Chief Financial Officer	February 26, 2007

/s/ EDWARD L. HARDIN, JR. Edward L. Hardin, Jr.	Executive Vice President, General Counsel and Director	February 26, 2007

/s/ MARK S. WEEKS Mark S. Weeks	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2007

/s/ EDWIN M. BANKS Edwin M. Banks	Director	February 26, 2007

/s/ C. DAVID BROWN II C. David Brown II	Director	February 26, 2007

/s/ COLLEEN CONWAY-WELCH Colleen Conway-Welch	Director	February 26, 2007

/s/ HARRIS DIAMOND Harris Diamond	Director	February 26, 2007

/s/ KRISTEN E. GIBNEY WILLIAMS Kristen E. Gibney Williams	Director	February 26, 2007

/s/ ROGER L. HEADRICK Roger L. Headrick	Director	February 26, 2007

/s/ JEAN-PIERRE MILLON Jean-Pierre Millon	Director	February 26, 2007

/s/ C. A. LANCE PICCOLO C. A. Lance Piccolo	Director	February 26, 2007

/s/ MICHAEL D. WARE Michael D. Ware	Director	February 26, 2007

CAREMARK RX, INC. AND SUBSIDIARIES

The following audited consolidated financial statements of the registrant and its subsidiaries are submitted herewith in response to Items 8 and 15(a)(1):

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-2

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-3

Management’s Report on Internal Control Over Financial Reporting	F-4

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-5

Consolidated balance sheets as of December 31, 2006 and 2005	F-6

Consolidated statements of income for each of the years in the three year period ended December 31, 2006	F-7

Consolidated statements of changes in stockholders’ equity and comprehensive income for each of the years in the three year period ended December 31, 2006	F-8

Consolidated statements of cash flows for each of the years in the three year period ended December 31, 2006	F-9

Notes to consolidated financial statements	F-10

The following financial statement schedule of the registrant and its subsidiaries is submitted herewith in response to Item 15(a)(2):

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders of Caremark Rx, Inc.

We have audited the consolidated balance sheet of Caremark Rx, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Nashville, Tennessee

February 24, 2007

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders

Caremark Rx, Inc.:

We have audited the accompanying consolidated balance sheet of Caremark Rx, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caremark Rx, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

Based on Caremark Rx’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2006. Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2006 included in this Annual Report on Form 10-K, has issued an attestation report, which is included herein, on management’s assessment of Caremark Rx’s internal control over financial reporting.

CAREMARK RX, INC.

Nashville, Tennessee

February 24, 2007

/s/ E. MAC CRAWFORD	/s/ PETER J. CLEMENS IV
E. Mac Crawford Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	Peter J. Clemens IV Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Caremark Rx, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Caremark Rx, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended and our report dated February 24, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Nashville, Tennessee

February 24, 2007

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$804,033	$1,268,883
Short-term investments	396,650	666,040
Short-term investments—restricted	—	27,500
Accounts receivable, net	2,231,785	2,074,586
Inventories	540,939	449,199
Deferred tax asset, net	114,652	112,586
Prepaid expenses and other current assets	33,768	46,303

Total current assets	4,121,827	4,645,097
Property and equipment, net	319,859	314,959
Goodwill, net	7,072,916	7,131,050
Other intangible assets, net	686,148	731,300
Other assets	30,339	28,442

Total assets	$12,231,089	$12,850,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,075,454	$849,358
Claims and discounts payable	2,469,435	2,438,813
Other accrued expenses and liabilities	393,737	343,158
Income taxes payable	54,493	17,137
Current portion of long-term debt	—	63,400

Total current liabilities	3,993,119	3,711,866
Long-term debt, net of current portion	—	386,600
Deferred tax liability	231,983	245,389
Other long-term liabilities	326,303	326,427

Total liabilities	4,551,405	4,670,282

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; 700,000 shares authorized; issued and outstanding—485,702 shares in 2006 and 481,066 shares in 2005	486	481
Additional paid-in capital	8,714,446	8,719,492
Treasury stock—59,149 shares in 2006 and 29,327 shares in 2005	(2,429,432)	(986,641)
Shares held in trust—5,568 in 2006 and 5,807 in 2005	(89,758)	(93,616)
Retained earnings	1,499,122	551,447
Accumulated other comprehensive income (loss), net	(15,180)	(10,597)

Total stockholders’ equity	7,679,684	8,180,566

Total liabilities and stockholders’ equity	$12,231,089	$12,850,848

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net revenue (1)	$36,750,203	$32,991,251	$25,801,121

Cost of revenues (1)(2)	34,344,126	30,888,945	24,192,434
Selling, general and administrative expenses	546,278	474,036	430,990
Depreciation	102,286	100,112	86,530
Amortization of intangible assets	43,456	47,258	37,288
Merger, integration and other related expenses	125	11,076	25,184
Interest (income) expense, net	(38,374)	(2,953)	31,039
Gain on treasury lock	(17,077)	—	—
Non-operating gain, net	—	(25,688)	—

	34,980,820	31,492,786	24,803,465

Income before provision for income taxes	1,769,383	1,498,465	997,656
Provision for income taxes	695,368	566,094	397,347

Net income	$1,074,015	$932,371	$600,309

Average number of common shares outstanding—basic	429,336	446,865	411,175

Average number of common shares outstanding—diluted	436,488	455,737	420,296

Earnings per common share—basic	$2.50	$2.09	$1.46

Earnings per common share—diluted	$2.46	$2.05	$1.43

Cash dividends declared per common share	$0.30	$—	$—

(1)	Includes $5.8 billion; $5.5 billion and $4.6 billion of Retail Copayments for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	Excludes approximately $88.6 million, $86.0 million and $72.3 million of depreciation expense for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation expense is presented separately.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (In thousands)

	Year Ended December 31,
	2006	2005	2004
Common stock:
Balance—beginning of year	$481	$475	$269
Issuances from exercises of stock options and warrants	5	6	15
Common stock issued for AdvancePCS acquisition	—	—	191

Balance—end of year	486	481	475

Additional paid-in capital:
Balance—beginning of year	8,719,492	8,542,248	1,762,477
Exercise of employee stock options	55,008	78,679	126,420
Income tax benefit from exercises of employee stock options	24,430	82,295	117,679
Adjustments to income tax benefit from prior year exercises of employee stock options (Note 11)	(65,889)	—	—
Adjustments related to classification of income tax benefits of AdvancePCS replacement option exercises (Note 7)	(66,711)	—	—
Shares held in trust issued under employee stock purchase plan	6,325	4,749	2,110
Expense from performance-based restricted stock grant	—	371	1,183
Common stock issued for AdvancePCS acquisition, net of issuance costs	—	—	6,225,002
Fair value of replacement stock options and warrants issued for AdvancePCS Acquisition	—	—	336,817
Intrinsic value of unvested stock options issued for AdvancePCS Acquisition	—	—	(49,907)
Share-based compensation expense	41,119	10,478	19,985
Directors deferred compensation stock units	672	672	482

Balance—end of year	8,714,446	8,719,492	8,542,248

Treasury stock:
Balance—beginning of year	(986,641)	(510,978)	(28,782)
Purchases of treasury stock	(1,442,791)	(475,663)	(482,196)

Balance—end of year	(2,429,432)	(986,641)	(510,978)

Shares held in trust:
Balance—beginning of year	(93,616)	(97,452)	(101,103)
Stock issued under employee stock purchase plan	3,858	3,836	3,651

Balance—end of year	(89,758)	(93,616)	(97,452)

Retained earnings (accumulated deficit):
Retained earnings (accumulated deficit)—beginning of year	551,447	(380,924)	(981,233)
Net income	1,074,015	932,371	600,309
Cash dividends declared	(126,340)	—	—

Retained earnings (accumulated deficit)—end of year	1,499,122	551,447	(380,924)

Accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss)—beginning of year	(10,597)	(13,652)	(10,990)
Other comprehensive income (loss):
Defined benefit retirement plans, net of tax	1,150	(2,841)	(2,662)
Treasury lock, net of tax	(5,991)	5,991	—
Foreign currency translation adjustment, net of tax	258	(95)	—

Total other comprehensive income (loss)	(4,583)	3,055	(2,662)

Accumulated other comprehensive income (loss)—end of year	(15,180)	(10,597)	(13,652)

Total stockholders’ equity	$7,679,684	$8,180,566	$7,539,717

Comprehensive income:
Net income	$1,074,015	$932,371	$600,309
Other comprehensive income (loss)	(4,583)	3,055	(2,662)

Comprehensive income	$1,069,432	$935,426	$597,647

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$1,074,015	$932,371	$600,309
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	145,742	147,370	123,818
Share-based compensation	41,119	10,478	19,985
Provision for doubtful accounts	27,013	26,892	23,675
Non-cash interest expense	1,767	2,267	3,139
Write-off of deferred financing costs	322	686	2,206
Performance-based restricted stock expense	—	371	1,183
Other non-cash expenses, net	284	1,848	489
Gain on treasury lock	(17,077)	—	—
Non-operating gain, net	—	(25,688)	—
Deferred income taxes	(28,777)	392,746	230,246
Changes in operating assets and liabilities, net of effects of acquisitions and/or disposals of businesses:
Accounts receivable	(183,339)	(157,564)	260,108
Inventories	(91,740)	(12,445)	(29,533)
Accounts payable	226,096	171,275	158,026
Claims and discounts payable	30,622	(211,601)	23,829
Income tax accounts	(4,802)	156,650	178,595
Other accrued expenses and liabilities	16,037	(112,434)	(7,717)
Other operating assets and liabilities	(6,904)	(17,387)	14,385

Net cash provided by continuing operations	1,230,378	1,305,835	1,602,743
Cash flows from investing activities:
Sale of short-term investments	1,585,536	495,459	4,977
Purchase of short-term investments	(1,288,646)	(965,389)	(228,587)
Capital expenditures	(107,527)	(138,154)	(80,500)
Proceeds from settlement of treasury lock	17,077	—	—
Proceeds from sale of property and equipment	329	2,113	6,112
Acquisitions of and investments in businesses, net of cash acquired	(964)	(8,011)	(392,593)
Proceeds from sale of investment in business	—	43,166	10,382
Other	(1,439)	(206)	—

Net cash provided by (used in) investing activities	204,366	(571,022)	(680,209)
Cash flows from financing activities:
Purchase of treasury stock	(1,442,791)	(475,663)	(482,196)
Repayment of senior notes	(450,000)	—	—
Net repayments under credit facilities	—	(147,000)	(98,625)
Repurchase of AdvancePCS senior notes	—	(1,678)	(206,810)
Dividends paid	(84,241)	—	—
Deferred financing costs	(890)	—	(3,852)
Excess tax benefit from share-based compensation	21,402	—	—
Proceeds from stock issued under share-based compensation plans and retirement of warrant	65,196	87,270	145,119
Securities issuance costs	—	—	(2,527)

Net cash used in financing activities	(1,891,324)	(537,071)	(648,891)
Cash used in discontinued operations—operating activities	(8,270)	(7,662)	(10,168)

Net (decrease) increase in cash and cash equivalents	(464,850)	190,080	263,475
Cash and cash equivalents—beginning of year	1,268,883	1,078,803	815,328

Cash and cash equivalents—end of year	$804,033	$1,268,883	$1,078,803

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1. Business and Basis of Presentation

Caremark Rx, Inc., a Delaware corporation (“Caremark Rx” or the “Company”), is one of the largest pharmaceutical services companies in the United States, with net revenue of approximately $36.8 billion for 2006. The Company’s operations are conducted primarily through Caremark Inc. (“Caremark”), a wholly-owned, indirect subsidiary of Caremark Rx, and CaremarkPCS (f/k/a AdvancePCS) (“CaremarkPCS” or “AdvancePCS”), a wholly-owned, direct subsidiary of Caremark Rx. Caremark Rx acquired AdvancePCS on March 24, 2004 (the “AdvancePCS Acquisition”), as further described at Note 3, Merger Agreement with CVS and Acquisition of AdvancePCS. The Company’s customers are primarily sponsors of health benefit plans (employers, insurance companies, unions, government employee groups, managed care organizations) and individuals located throughout the United States. One customer, the Federal Employees Health Benefit Plan, accounted for approximately 16% of the Company’s net revenue for the years ended December 31, 2006 and 2005.

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

Short-term Investments. The Company’s short-term investments consist of commercial paper and other debt instruments (primarily auction rate securities) with initial maturities greater than three months when purchased and therefore not considered to be cash equivalents. These investments, which are classified as available-for-sale, were purchased as part of the Company’s cash management strategy, are considered working capital and are carried at historical cost, which approximated fair value at December 31, 2006.

Accounts Receivable. Accounts receivable primarily includes amounts due from clients, participants and manufacturers. See Drug Discounts below for a discussion of amounts due from manufacturers. The Company regularly performs detailed analyses of its accounts receivable and has provided an allowance for doubtful

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

accounts based on these analyses and historical experience. Accounts receivable are stated net of an allowance for doubtful accounts of $59.5 million and $50.6 million as of December 31, 2006 and 2005, respectively.

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

The Company continually evaluates whether events and circumstances have occurred that indicate that its long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets’ fair values. None of the Company’s assets were impaired during 2006, 2005 or 2004.

Revenue Recognition. The Company generates its net revenue primarily from dispensing prescription drugs and performing related services. The Company dispenses prescription drugs both directly, through its mail service pharmacies, and indirectly, through its network of third-party retail pharmacies. The Company recognizes revenues from prescription drugs dispensed by its mail service pharmacies, and under retail network contracts where it is the principal, on a gross basis at the prescription prices (ingredient cost plus dispensing fee) negotiated with the Company’s customers. Net revenue includes: (i) the portion of this amount that the customer pays directly to the Company, net of any volume-related or other sales discounts paid back to the customer, as discussed further below at “Drug Discounts,” (ii) the portion of this amount paid to either the Company (“Mail Copayments”) or a third-party pharmacy in its retail network (“Retail Copayments”) by individual participants in customers’ benefit plans and (iii) administrative fees for retail network contracts where it is not the principal obligor as discussed further below. The Company’s net revenue for the years ended December 31, 2006, 2005 and 2004 includes Retail Copayments of approximately $5.8 billion, $5.5 billion and $4.6 billion, respectively, which were made directly by customers to the pharmacies in our independent retail network.

SEC Staff Accounting Bulletin Nos. 101 and 104 (“SAB 101” and “SAB 104”) provide general criteria for the timing aspect of revenue recognition, including consideration of whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. The Company has established the following revenue recognition policies in accordance with SAB 101:

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

The Company also generates revenue from the provision of certain services. These services accounted for less than 1% of total net revenue in all periods presented and include primarily the following services, along with their accompanying revenue recognition policies:

•

Health Management. This source of revenue relates to providing education and monitoring programs to participants for certain chronic diseases. Revenue is recognized on a per capita basis (i.e., per participant per month) as services are performed and collection is reasonably assured.

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

Cost of Revenues. The Company’s cost of revenues includes the cost of pharmaceuticals dispensed, either directly through the Company’s mail service pharmacies (including shipping and handling costs) or indirectly through its network of third-party retail pharmacies, and the operating costs of the Company’s mail service pharmacies, customer service operations and related information technology support, excluding depreciation. The cost of pharmaceuticals dispensed component of cost of revenues totaled approximately $33.4 billion, $30.0 billion and $23.5 billion in 2006, 2005 and 2004, respectively, and consists of the following principal components: (i) the cost of products purchased from manufacturers or distributors and shipped to participants in customers’ benefit plans from the Company’s mail service pharmacies, net of any associated volume-related or other purchase discounts, as discussed further below at “Drug Discounts,” and (ii) the cost of products distributed (including Retail Copayments) through the Company’s third-party retail network under contracts where it is the principal, net of any associated volume related or other purchase discounts.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

Medicare Part D. The Company began participating in the federal government’s Medicare Part D program as a prescription drug plan (“PDP”) on January 1, 2006, and its net revenue includes premiums associated with its PDP. These premiums are determined based on the Company’s annual bid and related contractual arrangements with the Centers for Medicare and Medicaid Services (“CMS”) and are primarily comprised of a beneficiary premium, which is the responsibility of the PDP member but is subsidized by CMS in the case of low-income members, and a direct subsidy paid by CMS. These premiums are recognized in net revenue over the period in which members are entitled to receive benefits.

In addition to these premiums, the Company’s PDP net revenue also includes copayments, deductibles and coinsurance, collectively referred to as member responsibility amounts, related to members’ prescription claims. CMS subsidizes these member responsibility amounts for low-income members based on the relationship of the member’s income to federal guidelines and pays us an estimated prospective subsidy amount each month. CMS is also responsible for 80% of an individual member’s submitted claims cost, regardless of the member’s income level, to the extent it exceeds a total of $5,100 in 2006, and CMS also pays the Company prospectively for its estimated liability under this feature of the Part D plan design. The prospective amounts paid by CMS are recorded in “Other accrued expenses and liabilities” on the accompanying consolidated balance sheet at December 31, 2006, to the extent that they differ from amounts earned based on actual claims experience.

The Company accounts for the CMS obligations and member responsibility amounts on a gross basis consistent with its PBM revenue recognition policies, including its application of EITF 99-19. Additionally, the

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Company includes actual amounts paid by members of its PDP to the third-party pharmacies in its retail network in the total Retail Copayments included in net revenue.

Share-Based Compensation. The Company offers participation in its stock option plans to certain employees and directors and offers participation in its employee stock purchase plan (“ESPP”) to all employees. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123R”), using the modified prospective transition method described therein. Accordingly, on January 1, 2006, the Company began recognizing compensation cost from share-based payment arrangements based on their grant-date fair value. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognized approximately $41.1 million in share-based compensation cost related to employee stock option and ESPP transactions in the year ended December 31, 2006. The total income tax benefit recognized in the income statement for the year ended December 31, 2006 for share-based compensation arrangements was approximately $16.0 million.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Prior to January 1, 2006, the Company accounted for options to purchase its common stock under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by FAS 123. Under APB 25, the Company recognized share-based compensation cost based on the difference in the market price and the exercise price (the “intrinsic value”) of options at their grant date. The exercise price of option grants under the Company’s stock-based compensation plans is equal to or greater than the market price of the underlying stock on the grant date; therefore, no share-based compensation cost related to stock options, other than share-based compensation cost for the replacement stock options issued in connection with the acquisition of AdvancePCS, was recognized in the accompanying consolidated financial statements in the years ended December 31, 2005 and 2004. The Company recognized approximately $10.5 million and $20.0 million of share-based compensation cost in the years ended December 31, 2005 and 2004, respectively, related to the intrinsic value of unvested stock options issued to AdvancePCS optionees in exchange for their AdvancePCS options upon completion of the Company’s acquisition of AdvancePCS on March 24, 2004. The following table illustrates the effect on net income and net income per common share for the years ended December 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of FAS 123, using the Black-Scholes model to compute the fair value of stock option grants (dollars in millions, except per share amounts):

	Year Ended December 31,
	2005	2004
As reported:
Net income to common stockholders	$932.4	$600.3

Stock-based employee compensation cost (1)	$8.5	$19.0

Net income per common share—basic	$2.09	$1.46

Net income per common share—diluted	$2.05	$1.43

Pro forma:
Net income to common stockholders	$912.0	$588.6

Stock-based employee compensation cost (2)	$28.9	$30.7

Net income per common share—basic	$2.04	$1.43

Net income per common share—diluted	$2.00	$1.40

Black-Scholes assumptions (3) (weighted average):
Expected term (years)	4.0	3.1
Expected volatility	28%	37%
Risk-free interest rate	3.81%	2.41%

(1)	Represents the amount of share-based employee compensation cost (net of benefit from income taxes) included in the determination of net income during the period.

(2)	Represents the amount of share-based employee compensation cost (net of benefit from income taxes) that would have been included in the determination of net income if the fair value based method had been applied to all awards vesting during the period, including the unvested replacement stock options issued to AdvancePCS optionees.

(3)	Represents Black-Scholes inputs used to value options granted during the years ended December 31, 2005 and 2004.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

As a result of adopting FAS 123R as required, the Company’s income before income taxes and net income for the year ended December 31, 2006, are $37.3 million and $23.5 million lower, respectively, and its basic and diluted earnings per share for the year ended December 31, 2006 are $.06 and $.05 lower, respectively, than if the Company had not adopted FAS 123R.

In addition, FAS 123R changed the statement of cash flows classification of the tax benefit received for the amount of income tax deductions taken for option exercises in excess of share-based compensation cost recognized for those options (the “excess tax benefit”). Excess tax benefits were previously reported as cash flows from operating activities, but are required to be reported as cash flows from financing activities under FAS 123R. The $21.4 million excess tax benefit classified as a financing cash inflow for the year ended December 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted FAS 123R as required. Cash flows for the years ended December 31, 2005 and 2004 have not been restated.

See Note 10, Stockholders’ Equity, for additional information concerning the Company’s stock option plans.

3. Merger Agreement with CVS and Acquisition of AdvancePCS

Merger Agreement with CVS. On November 1, 2006, the Company entered into a definitive agreement (the “Merger Agreement”) for a merger of equals transaction with CVS Corporation (“CVS”) pursuant to which Caremark Rx will be merged (the “Merger”) with and into a wholly owned subsidiary of CVS. Immediately following the Merger, CVS Corporation will be renamed “CVS/Caremark Corporation.” In the Merger, stockholders of Caremark Rx will receive 1.67 shares of CVS common stock for each share of common stock of Caremark Rx held by such stockholder. This exchange ratio approximates the 90-day average ratio of the two companies’ closing stock prices as of the date the Merger Agreement was executed. On a pro forma basis, after completion of the Merger, CVS stockholders will own approximately 54.5% of the combined company, and Caremark Rx stockholders will own approximately 45.5% of the combined company on a fully diluted basis.

CVS has granted a waiver to Caremark Rx from certain restrictions in the Merger Agreement to permit Caremark Rx to pay a one-time, special cash dividend to holders of record of Caremark Rx common stock (on a record date to be set by the Caremark Rx board of directors) in the amount of $6.00 per share of Caremark Rx common stock held by each holder on such record date. Such dividend shall, under the terms of the CVS waiver, only become payable upon or after the effective time of the Merger, and such payment shall be conditioned upon the completion of the Merger. In addition, CVS and Caremark Rx agreed that, after completion of the Merger, the combined company will retire 150 million shares of common stock of the combined company (approximately 9.8% of the combined company’s pro forma outstanding shares after giving effect to the Merger).

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

Completion of the Merger is subject to certain conditions which include, but are not limited to, the following:

•	Stockholder Approvals. Various stockholder approvals must be received from the stockholders of both companies. A special meeting of Caremark Rx stockholders has been scheduled at which stockholders

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

will be asked to adopt the Merger Agreement and approve the Merger; and to approve an adjournment or postponement of the Caremark Rx special meeting, including if necessary, to solicit additional proxies in favor of the adoption of the Merger Agreement and approval of the Merger if there are not sufficient votes for such proposal. A special meeting of CVS stockholders will be scheduled at which stockholders will be asked to approve amendments of the CVS charter, effective upon completion of the Merger, to increase the authorized number of shares of CVS common stock from 1 billion to 3.2 billion shares and to change CVS’ name to “CVS/Caremark Corporation”; to approve the issuance of CVS/Caremark common stock to Caremark Rx stockholders in the Merger; and to approve an adjournment or postponement of the special meeting, including if necessary, to solicit additional proxies in favor of the foregoing proposals.

•

Governmental Approvals. Prior to completion of the Merger, CVS and Caremark Rx must have received any required governmental approvals. On December 20, 2006, the initial waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act expired without a request for additional information from the Federal Trade Commission. In addition, on January 19, 2007, the SEC declared the joint proxy statement/prospectus relating to the Merger effective.

Additional information concerning the proposed Merger can be found in the Registration Statement on Form S-4 (Registration No 333-139470), filed by CVS Corporation. The Company cannot guarantee that the Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement.

Acquisition of AdvancePCS. On March 24, 2004, Caremark Rx acquired all of the outstanding capital stock of AdvancePCS, a pharmaceutical services company. AdvancePCS had historically focused on a different customer market segment (primarily managed care organizations) than Caremark (primarily employers). The Company’s management believes that Caremark Rx and AdvancePCS were complementary companies and that their combination results in an organization with the increased scale, enhanced financial capacity and diversified customer portfolio necessary to increase stockholder value, enhance customer care and increase cost efficiencies.

The results of operations of AdvancePCS beginning March 24, 2004, are included in the accompanying consolidated statements of income. The pro forma results of operations of the Company and AdvancePCS for the year ended December 31, 2004, prepared as if the AdvancePCS Acquisition had occurred at the beginning of the period, were as follows (in thousands, except per share amounts):

2004
Net revenue	$30,410,924

Net income	$650,652

Earnings per share—basic	$1.43

Earnings per share—diluted	$1.40

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the AdvancePCS Acquisition had been completed at the beginning of the period. In addition, the pro forma financial information above does not attempt to project the Company’s future results of operations.

The pro forma revenue amount presented above includes approximately $5.6 billion of retail copayments. The pro forma net income amount excludes integration and other related expenses incurred in connection with

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

the AdvancePCS Acquisition (net of benefit from income taxes) of approximately $15.2 million. In addition, pro forma financial information reflects the following pro forma adjustments and assumptions:

(a) Intercompany revenue related to Caremark’s historical participation in AdvancePCS’s specialty pharmacy networks was eliminated. This adjustment had no impact on pro forma net income or pro forma earnings per share.

(b) Annual amortization expense of approximately $48.4 million was included. This amount represents the total intangible asset amortization expense based on the Company’s estimates of the values and lives of acquired intangible assets and also reflects elimination of AdvancePCS’s historical amortization expense for identifiable intangible assets in periods prior to the acquisition.

(c) Total stock option expense of approximately $28 million was included to reflect the accounting treatment of unvested replacement stock options issued to AdvancePCS optionees as discussed in Note 2, Summary of Significant Accounting Policies—Share-Based Compensation.

(d) Approximately $16 million of annual interest expense was eliminated from AdvancePCS’s standalone results for periods prior to the AdvancePCS Acquisition to reflect the repurchase of the AdvancePCS 8 1/2% senior notes due 2008.

(e) Incremental shares of common stock were added to the Company’s basic and diluted shares outstanding, respectively, to reflect the issuance of the Company’s common stock as 90% of the acquisition consideration and the additional common stock equivalents resulting from issuance of the replacement stock options described in Note 2, Summary of Significant Accounting Policies—Share-Based Compensation.

4. Supplemental Cash Flow Information

Supplemental information with respect to the Company’s cash flows for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Cash paid during the period for:
Interest payments (receipts), net	$(34,535)	$(1,754)	$38,091

Income tax payments (refunds), net	$709,485	$30,649	$(19,490)

Non-cash investing and financing activities:
AdvancePCS Acquisition
Fair value of non-cash net assets acquired (1)	$—	$—	$6,915,513

Issuance of approximately 191 million shares of common stock	$—	$—	$6,227,720
Issuance of replacement stock options for the purchase of approximately 14 million shares of common stock and warrants for the purchase of approximately 902,000 shares of common stock	—	—	286,909

Fair value of non-cash consideration	$—	$—	$6,514,629

(1)	Total non-cash assets of $10.0 billion acquired less $3.1 billion liabilities assumed.

The cash tax payments/refunds for the years ended December 31, 2005 and 2004 presented in the table above include the effects of utilization of the Company’s tax net operating loss carryforwards.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

5. Medicare Part D

In connection with the Company’s filing an application with CMS to participate as a PDP under Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), Caremark Rx formed a wholly-owned, indirect subsidiary named SilverScript Insurance Company (“SilverScript”). SilverScript has contracted with CMS to be the Company’s PDP and, pursuant to the MMA, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

SilverScript is licensed through the Tennessee Department of Commerce and Insurance as a domestic insurance company under the applicable laws and regulations of the State of Tennessee and has filed expansion applications for licensure as an insurance company in other jurisdictions where it may seek to do business. Certain of the expansion insurance licensure applications were pending as of the date of this filing.

At December 31, 2005, the Company had classified $27.5 million of short-term investments held by SilverScript as restricted assets to reflect net worth requirements specified by CMS in conjunction with the prescription drug plan licensure process. Upon SilverScript becoming a licensed insurance company during 2006, these net worth requirements were supplanted by the capital and reserve requirements of the various insurance regulatory agencies.

Cash and short-term investments held by SilverScript may generally be used only to satisfy direct obligations of SilverScript, which consist primarily of pharmacy claims for enrollees in the Company’s Medicare Part D plans and related liabilities. These assets are not generally available for use in satisfying obligations of Caremark Rx or its other subsidiaries. These restrictions had no material impact on the Company’s financial position.

The Company has recorded estimates of various assets and liabilities arising from its participation in the Medicare Part D program based on information in its claims management and enrollment systems. Significant estimates arising from its participation in this program include: (i) estimates of low-income cost subsidy and reinsurance amounts ultimately payable to or receivable from CMS based on a detailed claims reconciliation that will occur in 2007; (ii) estimates of amounts payable to or receivable from other PDPs, State Medicaid programs or individuals for claims costs incurred during the startup phase of the program where widespread retroactive enrollment changes were communicated by CMS after such claims had been incurred; and (iii) an estimate of amounts receivable from or payable to CMS under a risk-sharing feature of the Medicare Part D program design, referred to as the risk corridor.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

6. Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the shorter of the estimated useful life of each asset or the term of any underlying lease. Estimated useful lives generally range from 5 to 30 years for buildings, up to 15 years for leasehold improvements and 3 to 11 years for equipment and computer software. The Company capitalizes the cost of internal-use software that has a useful life in excess of one year in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Property and equipment consisted of the following at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Land and land improvements	$2,790	$2,533
Buildings and leasehold improvements	111,314	105,249
Equipment and computer software	604,566	510,406
In-process construction and software development	44,577	40,336

	763,247	658,524
Less accumulated depreciation	(443,388)	(343,565)

	$319,859	$314,959

7. Goodwill and Other Intangible Assets

Goodwill consists primarily of amounts attributable to the acquisition of AdvancePCS discussed in Note 3, Merger Agreement with CVS and Acquisition of AdvancePCS. In 2006, the Company recorded adjustments to goodwill resulting in (i) a decrease to goodwill of $5.7 million related to the tax benefit of AdvancePCS replacement options that were vested at the time of the AdvancePCS Acquisition and were exercised during the year ended December 31, 2006 and (ii) an increase to goodwill of $14.3 million resulting from adjustments to income tax-related assets and liabilities acquired from AdvancePCS. In addition, the Company recorded a balance sheet adjustment as of December 31, 2006, reducing goodwill and additional paid in capital by $66.7 million related to the tax benefit of AdvancePCS replacement options that were vested at the time of the AdvancePCS Acquisition and were exercised during the years ended December 31, 2005 and 2004. The tax benefit of the AdvancePCS replacement options that were exercised during the years ended December 31, 2005 and 2004 was previously recorded as an increase to additional paid in capital and did not impact the Company’s results of operations or cash flows. This adjustment was not material to the Company’s financial position for any previous annual or interim period.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Other intangible assets consisted of the following at December 31, 2006 and 2005 (in thousands):

	December 31, 2006		December 31, 2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Indefinitely-lived identifiable intangible assets acquired in business combinations (not subject to amortization)	$2,043		$2,043

Amortizable identifiable intangible assets acquired in business combinations:
Customer relationships	799,000	(117,165)	799,000	(74,890)
Non-compete agreements	—	—	10,281	(9,300)
Technology	1,000	(554)	1,000	(354)

	800,000	(117,719)	810,281	(84,544)

Other amortizable identifiable intangible assets:
Deferred financing costs	2,731	(907)	18,983	(16,201)
Unrecognized prior service cost for defined benefit plan	—	—	738	—

	2,731	(907)	19,721	(16,201)

	$804,774	$(118,626)	$832,045	$(100,745)

Amortization expense related to identifiable intangible assets acquired in business combinations totaled $43.5 million, $47.3 million and $37.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense related to deferred financing costs has been classified as interest expense and totaled $1.8 million, $2.3 million and $3.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, approximately $0.3 million of deferred financing costs related to the Company’s revolving credit facility, which was amended in 2006, and $0.7 million of deferred financing costs related to the term loan component of the Company’s bank credit facility, which was repaid in 2005, were written off and classified as interest expense in 2006 and 2005, respectively. Approximately $2.2 million of deferred loan costs related to the Company’s prior credit agreement was written off on March 24, 2004, when this agreement was replaced. This amount is included in “Merger, integration and other related expenses.”

Future amortization expense for intangible assets existing at December 31, 2006, including amounts classified as interest expense, is expected to be as follows during the next five years: 2007—$42.9 million, 2008—$42.9 million, 2009—$42.7 million, 2010—$42.7 million and 2011—$42.5 million.

The Company’s non-compete agreements expired and were written off in 2006.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

8. Long-Term Debt, Derivative Financial Instrument and Interest Rate Risk Management

Information with respect to the Company’s long-term debt at December 31, 2006 and 2005 is as follows (in thousands):

	December 31, 2006	December 31, 2005
Bank credit facility	—	—
7.375% senior notes due 2006 (1)(2)	—	450,000
Less amounts due within one year:
7.375% senior notes due 2006 (2)	—	(63,400)

	$—	$386,600

(1)	The fair value of these obligations, based on quoted market prices, was $458.1 million at December 31, 2005.

(2)	At the time of the filing of the Company’s 2005 Annual Report on Form 10-K, the Company intended to refinance these notes on a long-term basis. However, the amount classified as long-term debt as of December 31, 2005 was limited to the availability under the Company’s revolving credit facility discussed below under “Bank Credit Facility,” and the remaining $63.4 million of 7.375% senior notes was classified as current liability. The Company ultimately did not replace the notes and repaid the $450 million principal amount of the notes with cash on hand when they matured in October 2006.

Bank Credit Facility. On August 31, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) that provides for a five-year, $750 million revolving bank credit facility maturing on August 30, 2011. The Restated Credit Agreement replaced the Company’s previous $550 million bank credit facility, which consisted of a $400 million revolving credit facility with a maturity date of March 23, 2009. The Company repaid the $147 million then-outstanding balance of the $150 million term loan component of its previous bank credit facility in February 2005. The revolving bank credit facility is guaranteed by the Company’s material subsidiaries, including Caremark and CaremarkPCS. At December 31, 2006, the Company had approximately $740.6 million available for borrowing under the revolving bank credit facility, exclusive of approximately $9.4 million reserved under letters of credit.

Borrowings under the Restated Credit Agreement may bear interest at variable rates based on the British Bankers Association London Inter-bank Offered Rate (“LIBOR”) plus varying margins. Alternatively, at the Company’s option, borrowings under the Restated Credit Agreement may instead bear interest based on the higher of Bank of America’s prime rate or the federal funds rate plus 50 basis points.

The Restated Credit Agreement requires the Company to comply with a maximum leverage ratio financial covenant and other covenants customarily found in investment-grade debt offerings. The Restated Credit Agreement also includes various customary events of default, including cross default provisions and defaults for any material judgment or change in control.

Senior Notes. As noted above, the Company’s 7.375% senior notes, with an aggregate principal amount of $450 million, matured and were repaid in October 2006.

Other Debt Information. The Company was in compliance with all debt covenants at December 31, 2006. Any amounts outstanding under the revolving facility would be due August 30, 2011.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Interest expense totaled $29.1 million, $39.5 million and $43.8 million in 2006, 2005 and 2004, respectively. Interest income totaled $67.5 million, $42.5 million and $12.8 million in 2006, 2005 and 2004, respectively.

Derivative Financial Instrument and Interest Rate Risk Management. In June 2005, in connection with the Company’s plan to issue 10-year fixed rate debt in the second half of 2006 to replace its 7.375% senior notes, the Company entered into a treasury lock agreement for the purpose of eliminating the variability in future interest payments on the planned debt issuance due to changes in the benchmark interest rate between the execution date of the agreement and the pricing date of the fixed rate debt. The treasury lock agreement was based on a 10-year U.S. Treasury Note with an aggregate principal balance of $450 million. The Company designated the treasury lock agreement as a cash flow hedge and recorded the fair value of the agreement in “Prepaid expenses and other current assets” with a corresponding offset to “Accumulated other comprehensive income (loss)” on the accompanying consolidated balance sheet as of December 31, 2005. The fair value of the agreement, which represented both the present value of future cash flows and the amount the Company would receive if the agreement were terminated, was approximately $9.8 million as of December 31, 2005. In 2005, the critical terms of the hedging instrument and the hedged forecasted transaction were the same, and the Company had no ineffectiveness with regard to the agreement.

In 2006, the Company decided that, given the anticipated Merger with CVS discussed in Note 3, Merger Agreement with CVS and Acquisition of AdvancePCS, it would not issue 10-year fixed rate debt to replace its 7.375% senior notes. As a result, the Company’s treasury lock agreement no longer qualified for hedge accounting. Effective October 2, 2006, the treasury lock agreement matured and the Company received a payment of $17.1 million. The Company reclassified the gain on the treasury lock from “Accumulated other comprehensive income (loss)” and has recorded the entire $17.1 million gain on the treasury lock agreement in “Gain on treasury lock” in the accompanying consolidated statement of income for the year ended December 31, 2006.

9. Operating Leases

The Company leases the significant majority of the real property used in its continuing operations. These leases are classified as operating leases, generally have five to fifteen year terms with renewal options and may contain customary rent holidays, rent concessions or leasehold improvement incentives. Rent expense is recognized on a straight-line basis over the term of the lease, including, where material, rent holidays, rent concessions and leasehold improvement incentives. Total rent expense for the Company’s continuing operations, consisting primarily of expenses for these leases and for leased equipment, was $51.0 million, $56.0 million and $51.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2006, are as follows (in thousands):

2007	$45,547
2008	42,770
2009	38,437
2010	35,613
2011	30,180
Thereafter	103,462

Total	$296,009

The Company has subleased certain excess space for which it is the primary lessor. The amounts in the table above exclude these subleases, which are not material.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Additionally, the Company retained numerous operating leases, primarily for administrative and office space, related to its discontinued operations. As of December 31, 2006, the cumulative gross rents related to such leases were approximately $8.0 million, with sublease arrangements of approximately $2.1 million in place. The Company has estimated the costs to terminate or sublease these facilities and has included the net amount in its accrual for remaining discontinued operations exit costs.

As of December 31, 2006, the Company had assigned to various parties approximately $32.0 million of lease obligations related to its discontinued operations. The Company and/or one or more of its subsidiaries or affiliates remain named as guarantor or obligor on these lease obligations. These guarantees expire as follows: 2007—$7.4 million; 2008/2009—$11.5 million; 2010/2011—$6.9 million and after 2011—$6.2 million.

10. Stockholders’ Equity

Common Stock. The Company’s Fourth Restated Certificate of Incorporation provides that it may issue 700 million shares of common stock, par value $.001. As of December 31, 2006, approximately 486 million shares of common stock were outstanding (including the 59.1 million shares of treasury stock and the 5.6 million shares held in trust described below).

Treasury Stock. The Company is authorized to repurchase up to $3.0 billion of its common stock on the open market under its previously announced repurchase program and subsequent amendments. Repurchases under the program will occur at times and in amounts that management deems appropriate, subject to compliance with the Merger Agreement, and the Company has repurchased approximately 59.1 million shares at an aggregate cost of approximately $2.4 billion under this program through December 31, 2006.

Shares Held in Trust. The Company maintains grantor trusts which, at December 31, 2006, held approximately 5.6 million shares of its common stock, valued at approximately $16 per share. These shares are excluded from the Company’s computation of basic and diluted shares outstanding and are designated to be issued under the Company’s various employee compensation plans.

Preferred Stock. The Company’s Third Restated Certificate of Incorporation provides that it may issue 9.5 million shares of Preferred Stock, par value $.001, and 0.5 million shares of Series C Junior Participating Preferred Stock, par value $.001. As of December 31, 2006, there were no shares of preferred stock outstanding.

Stock Options. The Company offers participation in stock option plans to certain employees and directors. All option grants made by the Company subsequent to March 24, 2004 occur under the Company’s 2004 Stock Incentive Plan. These options typically vest and become exercisable in incremental annual installments over a period of five years, provide for accelerated vesting if there is a change in control (as defined in the plan), and expire no later than ten years from the date of grant. Options granted prior to 2004 under Caremark Rx’s previous stock option plans generally became fully vested on the second anniversary of the grant date and expire no later than ten years from the date of grant. As of December 31, 2006, the remaining available number of common shares authorized for distribution under the Company’s 2004 Stock Incentive Plan was approximately 13.3 million.

The Company uses the Black-Scholes model to compute the fair value of stock option grants. For the year ended December 31, 2006, the grant-date fair value of each option award was estimated on the date of grant using the following assumptions:

Expected term (years)	2.75 - 6.75
Expected volatility	28%
Risk-free interest rate	3.72% - 4.74%
Expected dividend yield	0%

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The expected term represents the period of time that options granted are expected to be outstanding. The Company uses historical option exercise behavior data and other factors to estimate the expected term of the options. The expected term of the option is limited by the contractual term of the option, and employee post-vesting termination behavior is incorporated in the historical option exercise behavior data. Expected volatility is based on historical volatility of the Company’s stock and on expectations of future volatility as impacted by various market factors. The expected volatility is compared to the implied volatility of traded options on the Company’s stock for reasonableness. The risk-free interest rates are based on U.S. Treasury STRIP rates over maturity periods matching the expected term of the options at the time of grant. The stock options granted during the year ended December 31, 2006 were primarily granted before the Company’s board of directors declared a quarterly dividend.

The following table summarizes stock option activity during the year ended December 31, 2006:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Outstanding at January 1, 2006	21,183	$22.54
Granted	4,264	$50.94
Exercised	(4,627)	$11.36
Forfeited/expired	(833)	$34.70

Outstanding at December 31, 2006	19,987	$30.68	6.92	$528,192

Exercisable at December 31, 2006	8,616	$17.50	5.10	$341,246

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $16.58, $10.75 and $8.06, respectively. In addition, the weighted-average grant-date fair value of replacement stock options issued in connection with the acquisition of AdvancePCS during the year ended December 31, 2004 was $23.08. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $188.0 million, $223.5 million and $345.0 million, respectively. The actual tax benefit realized for tax deductions from share-based payment arrangements totaled $32.8 million, $55.8 million and $89.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the Company had $86.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements that are expected to vest. This cost is expected to be recognized over a weighted-average period of 3.4 years. The fair value of awards with graded vesting granted prior to January 1, 2006 was determined using the multiple option approach, and the related compensation cost is recognized using the accelerated recognition method found in Financial Accounting Standards Board (“FASB”) Interpretation No. 28. The fair value of awards with graded vesting granted after January 1, 2006 is determined using the multiple option approach, and the related compensation cost is recognized using the straight-line recognition method. The Company expects the majority of its outstanding nonvested options to vest.

Employee Stock Purchase Plan. The Company’s ESPP permits all employees who have been employed for at least sixty consecutive days to purchase common stock of the Company through a payroll deduction plan. Through June 30, 2006, the purchase price of the shares issued under the ESPP was the lesser of 85% of the closing price of the Company’s stock on the first or last business day of each month. The Company measured the share-based compensation cost of shares issued under the ESPP each month from January 2006 through June 2006 as the difference between the closing stock price on the last business day of each month and the lesser of

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

85% of the closing price of the Company’s stock on the first or last business day of that month. Effective July 1, 2006, the ESPP was amended, and shares issued under the ESPP subsequent to July 1, 2006 are purchased each pay period at a purchase price of 85% of the closing price of the Company’s stock on the end date of that pay period. Share-based compensation cost for shares issued under the ESPP subsequent to July 1, 2006 is measured as 15% of the closing price of the Company’s stock on the end date of each pay period. Share-based compensation cost related to the ESPP totaled $1.8 million for the year ended December 31, 2006.

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

Earnings per share. The following tables reconcile income (numerator) and shares (denominator) used in the Company’s computations of net income per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Numerator
Net Income	$1,074,015	$932,371	$600,309

Denominator
Average number of common shares outstanding (basic denominator)	429,336	446,865	411,175
Common stock equivalents:
Stock options and warrants	7,152	8,872	9,121

Average number of common shares outstanding (diluted denominator)	436,488	455,737	420,296

Income per common share—basic	$2.50	$2.09	$1.46

Income per common share—diluted	$2.46	$2.05	$1.43

Options to purchase approximately 4.2 million shares of the Company’s common stock were outstanding at December 31, 2006, but were excluded from the Company’s computation of average number of common shares outstanding—diluted because inclusion of such options would be antidilutive.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Defined benefit retirement plans—beginning of year	$(16,493)	$(13,652)	$(10,990)
Treasury lock—beginning of year	5,991	—	—
Foreign currency translation adjustment—beginning of year	(95)	—	—

Accumulated other comprehensive income (loss)—beginning of year	(10,597)	(13,652)	(10,990)

Other comprehensive income (loss):
Minimum pension liability adjustment, net of income tax benefit of $736 in 2006, $1,816 in 2005 and $1,702 in 2004	(1,621)	(2,841)	(2,662)
Net actuarial gain (loss) arising during period, net of income tax provision of $3,566 in 2006	5,578	—	—
Prior service cost arising during the period, net of income tax benefit of $1,795 in 2006	(2,807)	—	—

Defined benefit retirement plans—other comprehensive income (loss)	1,150	(2,841)	(2,662)

Change in fair value of treasury lock, net of income tax provision of $2,830 in 2006 and $3,830 in 2005	4,426	5,991	—
Reclassification of gain on treasury lock into earnings, net of income tax benefit of $6,660 in 2006	(10,417)	—	—

Treasury lock—other comprehensive income (loss)	(5,991)	5,991	—

Foreign currency translation adjustment, net of income tax (provision) benefit of $(165) in 2006 and $61 in 2005	258	(95)	—

Foreign currency translation adjustment—other comprehensive income (loss)	258	(95)	—

Defined benefit retirement plans—end of year (1)	(15,343)	(16,493)	(13,652)
Treasury lock—end of year	—	5,991	—
Foreign currency translation adjustment—end of year	163	(95)	—

Accumulated other comprehensive income (loss)—end of year:	$(15,180)	$(10,597)	$(13,652)

(1)	The defined benefit retirement plans component of accumulated other comprehensive income (loss) at December 31, 2006 consisted of prior service cost of $2.8 million and net actuarial losses of $12.5 million.

11. Income Taxes

At December 31, 2006, the Company had a cumulative gross federal income tax net operating loss (“NOL”) carryforward of approximately $7 million available to reduce future amounts of taxable income, all of which was acquired through the AdvancePCS Acquisition. Under Internal Revenue Code Section 382, there is an annual limitation on the use of the NOLs acquired from AdvancePCS. If not utilized to offset future taxable income, all

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

of the cumulative NOL carryforward amount will expire from 2020 through 2021. The Company also had approximately $19 million of tax effected state NOLs and other state income tax benefits, approximately $7 million of which were acquired in the AdvancePCS Acquisition. The Company has placed a valuation allowance of approximately $3 million on these state NOLs and other state tax benefits due to uncertainties as to whether the Company will be able to utilize these benefits in certain states. If not utilized to offset future taxable income, the state NOLs will expire between 2014 and 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Federal NOL carryforward	$2,526	$4,225
State NOL carryforward and credits	18,938	37,039
Minimum pension benefit accrual	4,565	7,929
Discontinued operations	6,123	9,355
Deferred revenue	2,689	2,391
Accounts receivable valuation allowances	36,959	33,865
Accrued employee benefits	56,492	48,743
Other accrued liabilities	65,283	62,717

Gross deferred tax assets	193,575	206,264
Deferred tax liabilities:
Excess tax depreciation	43,534	23,917
Amortization	254,180	283,082
Treasury lock	—	3,830
Prepaids and other	10,431	12,279

Gross deferred tax liabilities	308,145	323,108

Net deferred tax liability before valuation allowance	(114,570)	(116,844)
Valuation allowance	(2,761)	(15,959)

Net deferred tax liability	$(117,331)	$(132,803)

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The Company’s provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal (1)	$634,208	$107,031	$115,436
State	89,937	66,317	51,665

	724,145	173,348	167,101
Deferred:
Federal	(30,431)	376,552	220,611
State	1,654	16,194	9,635

	(28,777)	392,746	230,246

	$695,368	$566,094	$397,347

(1)	Exclusive of tax benefit for certain stock option exercises which are adjusted directly to additional paid-in capital or goodwill.

The differences between the Company’s provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Federal income tax at statutory rate	$619,284	$524,463	$349,180
Add (deduct):
State taxes, net of federal income tax benefit	59,534	59,549	39,844
Permanent and other differences in book and taxable income	16,550	7,882	8,323
Resolution of income tax uncertainties from prior periods	—	(25,800)	—

	$695,368	$566,094	$397,347

Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company is required to record a valuation allowance against a deferred tax asset for the future tax benefits of tax loss and tax credit carryforwards, as well as for other temporary differences, if it is more likely than not that the Company will not be able to utilize the deferred tax asset to offset future taxes. The Company had a valuation allowance of $3 million and $16 million as of December 31, 2006 and 2005, respectively, related to state income taxes. In 2006, $13 million of tax effected state NOLs expired and the Company reduced its deferred tax asset and the state income tax related valuation allowance recorded against its deferred tax asset by $13 million.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

In the course of an internal review of its prior federal income tax returns, the Company determined that certain deductions did not meet all of the requirements for deductibility with respect to performance-based plans set forth in Section 162(m) of the Internal Revenue Code of 1986, as amended. The Company recorded a balance sheet adjustment in the third quarter 2006, increasing income taxes payable and reducing additional paid-in capital by $65.9 million for deductions taken by the Company in 2005 and prior years. These additional income taxes were paid in the fourth quarter of 2006. The income tax benefit related to the deductions taken in error was previously recorded as an increase in additional paid-in capital and did not impact the results of operations. No adjustments were required to be made to the Company’s statements of income. This adjustment is reflected in the accompanying consolidated financial statements and was not material to the Company’s financial position, results of operations or cash flows for any previously reported annual or interim periods.

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that an individual tax position meet a “more likely than not” threshold for any part of the benefit of that position to be recognized in a company’s financial statements. In addition, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is continuing to evaluate the impact of FIN 48 on its financial statements; however, the Company does not expect FIN 48 to have a material effect on its financial position or results of operations.

12. Employee Benefit Plans

The Company and certain subsidiaries have employee benefit plans to provide retirement, disability and death benefits to substantially all of their employees and affiliates. The plans are primarily defined contribution plans. Effective January 1, 1998, the board of directors approved a retirement savings plan for employees and affiliates. The plan is a defined contribution plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. All regular employees are eligible to enroll in the plan. For employees, the Company makes a matching contribution of 100% of the employee’s pre-tax contribution of up to 3% of the employee’s compensation and 50% of the employee’s pre-tax contribution of the next 2% of the employee’s compensation in each calendar year. Expense recognized for defined contribution plans totaled $17.4 million, $14.4 million and $11.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In addition, the Company has two qualified defined benefit retirement plans which were frozen in prior periods. As of December 31, 2006, the Company’s qualified defined benefit plans have a projected benefit obligation of $101.1 million and plan assets of $87.3 million. The Company’s qualified defined benefit pension plans asset allocations as of December 31, 2006 were 75% equity securities, 23% fixed income and 2% other. Net periodic pension cost related to these qualified plans is not material.

The Company also has two frozen unfunded postretirement medical plans with a total accumulated postretirement benefit obligation of $8.7 million as of December 31, 2006. Net periodic benefit cost related to

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

these postretirement medical plans is not material. In addition, the Company has four supplemental non-qualified retirement benefit plans with a total projected benefit obligation of $35.4 million as of December 31, 2006. This obligation is primarily funded with 1.0 million shares of the Company’s stock held in Rabbi trusts. Net periodic pension cost related to these non-qualified plans is not material.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (“FAS 158”). FAS 158 requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are now required to be reported in comprehensive income similar to the additional minimum pension liability adjustment required under FASB Statement No. 87, Employers Accounting for Pensions. The requirements listed under (i) and (iii) above were effective as of December 31, 2006, and the requirement listed under (ii) above is effective as of December 31, 2008. The Company measures its defined benefit plans’ assets and obligations as of December 31. FAS 158 did not have a material effect on the Company’s financial position or results of operations.

13. Non-Operating Gain, Net

In 2005, the Company recorded a non-operating gain, net, of approximately $25.7 million, which consists primarily of a $27.9 million gain on the sale of its retained interest in a previously disposed subsidiary.

14. Contingencies

As a participant in the healthcare industry, the Company’s business operations are subject to complex federal and state laws and regulations and enforcement by federal and state governmental agencies as described in Item 1, “Business—Government Regulation.” The Company is subject to various lawsuits and governmental investigations relating to its continuing PBM operations and to various lawsuits relating to its discontinued PPM and contract services operations. Legal actions involving the Company include, without limitation, business disputes, contract disputes, employment disputes and professional liability claims. In addition, the Company is subject to various lawsuits relating to the proposed Merger with CVS.

In January 2007, Express Scripts, Inc. and KEW Corporation, which are collectively referred to as Express Scripts, and Skadden, Arps, Slate, Meagher & Flom LLP, which is referred to as Skadden, filed a lawsuit in the Delaware Court of Chancery against Caremark, its directors, CVS and AdvancePCS. The complaint alleges, among other things, that the directors breached their fiduciary duties by entering into the proposed Merger with CVS. The plaintiffs seek, among other things, declaratory relief and preliminary and permanent injunctive relief to prevent the proposed Merger. The complaint also seek declaratory relief holding that Skadden’s representation of Express Scripts does not violate Skadden’s professional, ethical or contractual obligations. The lawsuit was amended in January 2007 to add, among other things, claims and allegations that Caremark has made false and misleading public statements regarding the proposed Merger with CVS and an alternative transaction proposed by Express Scripts. The court has ordered this lawsuit coordinated with the earlier filed lawsuit in the Delaware Court of Chancery as described in the following paragraph. In February 2007, Express Scripts moved for a preliminary injunction to enjoin the proposed Merger with CVS, and the motion was heard on February 16, 2007. The Court indicated that it would rule on the motion by February 23, 2007.

In December 2006, the Louisiana Municipal Police Employees’ Retirement System also filed an alleged class action lawsuit purportedly on behalf of Caremark stockholders in the Delaware Court of Chancery against

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Caremark’s directors and CVS. The complaint alleges, among other things, that the directors breached their fiduciary duties by entering into the proposed Merger with CVS. The complaint also alleges that the joint proxy statement/prospectus filed by CVS on December 19, 2006 omits certain material information. The plaintiffs seek, among other things, preliminary and permanent injunctive relief to prevent the proposed Merger. The lawsuit was amended in January 2007 to add the R.W. Grand Lodge of Free & Accepted Masons of Pennsylvania as a plaintiff and to add Caremark Rx, Inc. as a defendant. On February 12, 2007, the plaintiffs moved to postpone the special meeting of Caremark stockholders scheduled for February 20, 2007, contending that stockholders should have additional time to consider the supplemental proxy disclosures made by the Company on February 12, 2007. On February 13, 2007, the court granted the plaintiffs’ motion and ruled that the special meeting of Caremark stockholders should be postponed until no sooner than March 9, 2007.

The plaintiffs in both actions moved for a preliminary injunction to enjoin the proposed merger with CVS, and these motions were heard on February 16, 2007. On February 23, 2007, the Delaware Court of Chancery denied the motions to enjoin Caremark’s proposed Merger with CVS and held that Caremark stockholders could vote on the proposed Merger with CVS 20 days after Caremark makes supplemental disclosures regarding appraisal rights and the structure of fees between Caremark and its financial advisors. These supplemental disclosures were made on February 24, 2007, and the special meeting of Caremark stockholders at which the proposed Merger with CVS will be voted on has been scheduled for March 16, 2007.

In January 2007, Pirelli Armstrong Tire Corporation Medical Benefits Trust filed a purported shareholder derivative lawsuit in the United States District Court for the Middle District of Tennessee against Caremark’s directors and CVS. The lawsuit states that it was filed for the benefit of Caremark Rx, which is the nominal defendant, and asserts federal securities claims regarding Caremark’s disclosures concerning the proposed transaction with CVS. The plaintiff seeks, among other things, preliminary and permanent injunctive relief to prevent the proposed Merger. In January 2007, the court granted the defendants’ motion to stay the proceedings in favor of the Delaware litigation described above. The court indicated that it would hold a status conference in the matter one week after the Delaware court rules on the pending motions for preliminary injunction described above.

In December 2006, Laurence M. Silverstein filed a purported class action lawsuit purportedly on behalf of Caremark stockholders relating to the proposed Merger between Caremark and CVS in the United States District Court for the Middle District of Tennessee. The suit was brought against Caremark, its directors, CVS and CVS’ chief executive officer. The complaint alleged, among other things, that the Caremark directors breached their fiduciary duties by entering into the proposed Merger with CVS and that the CVS defendants aided and abetted such breaches of duty. The plaintiff seeks, among other things, preliminary and permanent injunctive relief to prevent the proposed Merger, to direct the defendants to obtain a transaction which is in the best interests of Caremark shareholders, and to impose a constructive trust upon any benefits improperly received by the defendants. In January 2007, the plaintiff filed an amended class action complaint and moved for expedited discovery and preliminary injunctive relief. The amended class action complaint adds allegations that the joint proxy statement/prospectus filed on December 19, 2006 omits certain material information. On January 8, 2007, the court stayed the lawsuit and administratively closed the case. On January 10, 2007, the plaintiff moved to vacate the stay order, and this motion was denied.

In November 2006, the Iron Workers of Western Pennsylvania Pension Plan filed a purported class action lawsuit purportedly on behalf of Caremark stockholders in the United States District Court for the Middle District of Tennessee against Caremark and its directors. The complaint alleged, among other things, that the directors breached their fiduciary duties by entering into the proposed Merger with CVS. The plaintiff sought, among other things, preliminary and permanent injunctive relief to prevent the proposed Merger, to direct the defendants to obtain a transaction which is in the best interests of Caremark stockholders and to impose a

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

constructive trust upon any benefits improperly received by the defendants. In December 2006, the plaintiff moved for a temporary restraining order enjoining certain provisions of the Merger Agreement, expedited discovery, and an order to show cause why the proposed Merger should not be preliminarily enjoined. On December 22, 2006, the court denied the plaintiff’s motion for a temporary restraining order. In January 2007, the defendants moved to stay the lawsuit. On January 5, 2007, the court stayed the lawsuit, denied the plaintiff’s motion to expedite discovery and for an order to show cause, and administratively closed the case.

In November 2006, the Sheetmetal Workers Local 28 Pension Fund filed a purported class action lawsuit in the Chancery Court of Davidson County, Tennessee against Caremark and its directors. The complaint alleges, among other things, that the directors breached their fiduciary duties in approving the proposed Merger. The plaintiff seeks, among other things, a declaration that the directors breached their fiduciary duties and injunctive relief preventing the proposed Merger. In December 2006, the plaintiff sought to transfer the case to the Circuit Court for Davidson County, Tennessee and to consolidate it with the pending In Re: Caremark Rx, Inc. Stock Option Litigation described below. The defendants opposed the proposed transfer and consolidation. On January 12, 2007, the Circuit Court denied the proposed transfer and consolidation.

In January 2006, a purported shareholder derivative lawsuit was filed by the City of Dania Beach Police & Firefighters’ Retirement System, the Washtenaw County Employees Retirement System, and Nicholas Weil (“Dania Beach”) in the Circuit Court of Davidson County, Tennessee. The lawsuit states that it was filed for the benefit of Caremark Rx, which is a nominal defendant. The defendants are the current members and one former member of the Company’s board of directors. The complaint alleges that the individual defendants breached their fiduciary duties by failing adequately to oversee Caremark’s operations with respect to, among other things, providing pharmacy benefit management services under its contract with the State of Florida. The allegations appear to be based largely on allegations asserted in other pending lawsuits against the Company and in media reports, including allegations contained in the Florida qui tam action described below. The complaint seeks to recover compensatory damages plus costs and attorneys’ fees from the individual defendants. In May, while the Company’s motion to dismiss was pending, the plaintiffs filed a new complaint, purporting to add claims relating to certain stock option grants and naming a number of the Company’s former officers who, among other things, are alleged to have received stock option grants. Additionally, two other putative shareholder suits, one by Marie Soffer and the other by Robert I. Garber, were filed in the Circuit Court of Davidson County, Tennessee, naming Caremark Rx as a nominal defendant and asserting similar claims and allegations against certain of the Company’s current and former directors concerning stock option grants. These lawsuits likewise seek to recover damages plus costs and attorneys’ fees from the individual defendants. In September 2006, the judge presiding over these three state derivative lawsuits consolidated all claims and allegations concerning the stock option grants into a single suit (In Re: Caremark Rx, Inc. Stock Option Litigation) and ordered that the claims and allegations not related to the stock option grants contained in the original Dania Beach complaint must proceed separately. In October 2006, the plaintiffs in the consolidated options suit filed a consolidated complaint, and the plaintiffs in the separate Dania Beach suit filed an amended complaint.

A purported second amended shareholder derivative and class action complaint purportedly on behalf of Caremark stockholders was filed in November 2006 by the plaintiffs in the consolidated options suit. The purported second amended complaint includes class action allegations challenging the proposed Merger with CVS and adds CVS as a defendant. Among other things, the purported second amended complaint alleges that the Caremark directors approved the Merger Agreement to avoid personal liability in the pending derivative litigation relating to the alleged backdating of stock options. The purported second amended complaint also alleges that CVS aided and abetted the alleged wrongdoing by the directors of Caremark. The plaintiffs seek, among other things, a declaration that the directors breached their fiduciary duties, injunctive relief preventing the defendants from completing the proposed Merger, imposition of a constructive trust upon any illegal profits

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

received by the defendants and punitive damages. In December 2006, the plaintiffs moved for leave to file a third amended shareholder derivative and class action complaint adding merger-related claims and moved for expedited discovery. In January 2007, the defendants moved to stay the litigation of claims relating to the proposed Merger, which the court granted on January 12, 2007. In so ruling, the court denied the plaintiffs’ motion to file a third amended complaint challenging the proposed Merger. On January 19, 2007, pursuant to the court’s ruling, the plaintiffs filed an amended complaint addressing their alleged stock options claims and deleting their claims challenging the proposed Merger. The amended complaint seeks to recover damages plus costs and attorneys’ fees from the defendants. In February 2007, the defendants moved to dismiss the amended complaint, and the motions remain pending.

In May 2006, two purported shareholder derivative suits were filed by Stewart Simon and Pirelli Armstrong Tire Corporation Medical Benefits Trust, respectively, in the United States District Court for the Middle District of Tennessee; a third purported shareholder derivative suit was filed by Charles Conrardy in June 2006 in the same court. The lawsuits state that they were filed for the benefit of Caremark Rx, which is the nominal defendant, and each includes, among other things, various claims and allegations concerning certain of the Company’s stock option grants. In July 2006, a federal magistrate ordered the cases consolidated (In Re: Caremark Rx, Inc. Derivative Litigation) and, in August 2006, the plaintiffs filed a consolidated complaint which superseded the individual complaints. The consolidated complaint names certain of the Company’s present and former directors and officers as individual defendants and alleges, among other things, that the individual defendants breached their fiduciary duties and violated federal securities laws in connection with certain stock option grants. The consolidated complaint seeks damages, costs and attorneys’ fees from the individual defendants and also seeks an accounting, rescission and constructive trust with respect to certain stock option grants. In September 2006, all of the defendants, including the Company, moved to dismiss the consolidated complaint. The court has not yet ruled on those motions.

In November 2006, the plaintiffs in the pending In Re: Caremark Rx, Inc. Derivative Litigation in the United States District Court for the Middle District of Tennessee moved for leave to file a first amended shareholder derivative and class action complaint to add class action allegations challenging the proposed Merger with CVS. Among other things, the proposed first amended complaint alleges that the Caremark directors approved the Merger Agreement to avoid personal liability in the pending derivative litigation relating to the alleged backdating of stock options. In the proposed first amended complaint, the plaintiffs seek, among other things, a declaration that the proposed Merger is unfair to the plaintiffs, injunctive relief preventing the defendants from completing the proposed Merger, and imposition of a constructive trust upon any illegal profits received by the defendants. The plaintiffs’ motion for leave to amend, which is opposed, is pending.

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

In February 2006, the United States District Court for the Northern District of Illinois unsealed an amended qui tam complaint filed in March 2004 by four relators who were formerly employed by Caremark. These same relators filed the California qui tam lawsuit described below, and two of them filed the Florida qui tam lawsuit described below. The original qui tam complaint, which was unsealed at the same time as the amended complaint, was filed in December 2003. The federal qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the Federal False

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Claims Act and various state statutes. A qui tam lawsuit typically is filed under seal pending a government review of the allegations and a decision by the applicable government authority on whether or not to intervene in the lawsuit. The United States, acting through the U.S. Attorney’s Office in Chicago, Illinois, has declined to intervene in the lawsuit. In November 2006, the lawsuit, which has been proceeding as a private action without intervention by the federal government, was dismissed by the court with prejudice due to failure to plead with particularity and other grounds. The relators have appealed the court’s ruling to the United States Court of Appeals for the Seventh Circuit, and their appeal is pending.

In June 2005, the Superior Court of California, County of Los Angeles, entered an order unsealing a qui tam complaint filed by four relators who were formerly employed by Caremark, including the two relators who filed the Florida qui tam lawsuit described below. The relators have filed the lawsuit purportedly on behalf of the State of California. The California qui tam lawsuit seeks monetary damages and includes allegations relating to certain business practices of Caremark, including alleged violations of the California False Claims Act. The State of California, acting through the Office of the Attorney General, declined to intervene in the qui tam lawsuit, and the lawsuit has been proceeding as a private action without intervention by the state government. In May 2006, the court granted Caremark’s demurrer and dismissed the case without prejudice on jurisdictional and other grounds. The plaintiffs subsequently filed an amended complaint, and the Company filed a motion to dismiss, which is pending.

In May 2005, the United States District Court for the Western District of Texas issued an order unsealing a qui tam complaint filed by relator Janaki Ramadoss, a former Caremark employee. The complaint originally was filed under seal on August 25, 1999 and includes allegations relating to Caremark’s processing of Medicaid claims and claims of certain other government programs. The lawsuit seeks monetary damages and includes allegations under the federal false claims act and various state fraud and false claims acts. The United States Department of Justice and the States of Texas, Tennessee, Florida, Arkansas, Louisiana and California intervened in the lawsuit, but the State of Tennessee filed a notice in August 2006 stating that it was withdrawing from the case. Discovery in the lawsuit is ongoing.

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

In October 2004, Caremark Rx and Caremark were served with a complaint filed in the United States District Court for the Northern District of Illinois by the Chicago District Council of Carpenters Welfare Fund alleging that Caremark Rx and Caremark each act as a fiduciary as that term is defined in ERISA and that Caremark Rx and Caremark have breached certain purported fiduciary duties under ERISA. In addition, the lawsuit alleges breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Practices Act. The lawsuit seeks unspecified monetary damages and restitution. In April 2005, the court granted Caremark’s motion to dismiss as to the ERISA claims, and in August 2005, the court granted Caremark’s motion to dismiss the remaining state law claims for lack of jurisdiction. The plaintiff subsequently appealed the court’s dismissal of the ERISA claims to the United States Court of Appeals for the Seventh Circuit, and in September 2005, the plaintiff re-filed its state law claims in the Circuit Court of Cook County in the State of Illinois. In January 2007, the Seventh Circuit unanimously affirmed the district court’s dismissal of the plaintiff’s ERISA claims based on its finding that Caremark was not an ERISA fiduciary. Caremark also filed a motion to dismiss the state law claims. In July 2006, the state court issued a memorandum opinion and order granting in part, and denying in part, Caremark’s motion to dismiss the state law claims. The court granted the motion to dismiss Caremark Rx as a party, granted the motion to dismiss the consumer fraud claims without prejudice and substantially narrowed the scope of the breach of contract claims against Caremark. The plaintiff subsequently filed an amended complaint that attempted to cure the deficiencies the court found in the dismissed consumer fraud claims, as well as a portion of the dismissed contract claims. In December 2006, the state court again dismissed those claims without prejudice.

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

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

In October 2003, Caremark Rx was served with a putative class action lawsuit filed by John Lauriello in the Circuit Court of Jefferson County, Alabama. This lawsuit was filed on behalf of a purported class of persons who were participants in the 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. Also named as defendants are several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. In January 2005, the court signed an order on class certification that, among other things, held that this case will proceed as a class action and set out a schedule for challenging the adequacy of John Lauriello to serve as class representative, as well as the appointment of Lauriello’s lawyers to act as class counsel. The defendants appealed the trial court’s order to the Alabama Supreme Court and, alternatively, filed a petition for writ of mandamus asking that the Alabama Supreme Court vacate the trial court’s order.

In November 2003, a second putative class action lawsuit was filed by Frank McArthur in the Circuit Court of Jefferson County, Alabama, arising out of the same 1999 settlement of then pending securities class action and derivative lawsuits against Caremark Rx and others. This lawsuit also was filed on behalf of a purported class of persons who were participants in the 1999 settlement, and named as defendants Caremark Rx, several insurance companies that had provided coverage to Caremark Rx up to the time of the settlement, and a number of lawyers and law firms involved in negotiating and securing the approval of the 1999 settlement. The lawsuit seeks, among other things, to recover approximately $3.2 billion in compensatory damages plus unspecified punitive damages, pre-judgment interest, costs and attorneys’ fees from the defendants for their alleged intentional, reckless and/or negligent misrepresentation and suppression of material facts relating to the amount of insurance coverage that was available to pay any settlement or judgment arising out of the claims that were resolved by the 1999 settlement. In December 2003, John Lauriello, the plaintiff in the lawsuit described above, filed a motion to intervene and a motion to dismiss, abate or stay this lawsuit on the grounds that it was a duplicative, later-filed, class action complaint. In January 2004, Caremark Rx and the other defendants filed their own motion to dismiss, abate or stay the lawsuit as a later-filed class action that is substantially similar to the Lauriello lawsuit. The defendants’ motion to stay was granted by the court, and the lawsuit was transferred to an administrative docket. In February 2005, the plaintiffs in the stayed McArthur case filed motions in the Lauriello case seeking to file a complaint in intervention in that litigation and asking for the right to challenge the adequacy of John Lauriello as class representative and his lawyers as class counsel. The court denied the McArthur plaintiffs’ motion to intervene. The McArthur plaintiffs appealed the trial court’s order to the Alabama Supreme Court, and the Alabama Supreme Court consolidated the issues raised in that appeal with the issues raised by the defendants in Lauriello.

In August 2006, the Alabama Supreme Court granted the defendants’ petition for writ of mandamus, ordered the trial court to vacate its order on class certification and directed the trial court to analyze the appropriateness of the alleged claims for class treatment. The Alabama Supreme Court also concluded that the trial court exceeded its discretion in denying the McArthur plaintiffs’ motion to intervene, reversed that ruling and directed the trial court on remand to grant the McArthur plaintiffs’ motion. In October 2006, the Alabama Supreme Court withdrew its August 2006 opinion and issued a substitute opinion that modified certain portions

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

of the earlier decision but did not change or alter any of the relief granted. The case has been remanded to the trial court for further proceedings consistent with the Alabama Supreme Court’s decision. The complaint in intervention referenced above has not yet been filed or served.

In October 2003, Caremark Rx, Caremark and AdvancePCS were served with a putative class action complaint filed against them and two PBM competitors in the United States District Court for the Northern District of Alabama by North Jackson Pharmacy, Inc. and C&C, Inc. d/b/a Big C Discount Drugs, Inc., two independent pharmacies. The plaintiffs twice amended and restated their class action complaint, most recently asserting two claims under a single count purportedly arising under Section 1 of the Sherman Act. The court granted a motion filed by Caremark Rx and Caremark to transfer venue to the United States District Court for the Northern District of Illinois pursuant to the terms of the pharmacy services agreements between Caremark and the plaintiffs. The court also granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. In May 2005, the plaintiffs in this case filed a putative class action arbitration demand with the American Arbitration Association purporting to cover direct claims against AdvancePCS that is nearly identical to the complaint pending in the Northern District of Illinois against Caremark. The arbitration proceeding has been stayed by agreement of the parties pending developments in the court case against Caremark Rx and Caremark, which is in discovery and awaiting a ruling on class certification. The plaintiffs are seeking three times actual monetary damages and injunctive relief enjoining the alleged antitrust violations.

In August 2003, AdvancePCS was served with a putative class action brought by Bellevue Drug Co., Robert Schreiber, Inc., d/b/a Burns Pharmacy and Rehn-Huerbinger Drug Co., d/b/a Parkway Drugs #4, purportedly on behalf of themselves and all others similarly situated, and the Pharmacy Freedom Fund and the National Community Pharmacists Association, filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs alleged antitrust violations under Section 1 of the Sherman Act arising from AdvancePCS’s establishment of network rates for retail pharmacies. The plaintiffs sought for themselves and the purported class three times actual monetary damages and injunctive relief enjoining the alleged antitrust violations. The court granted a motion filed by AdvancePCS to compel arbitration of any claims between it and the plaintiffs pursuant to the pharmacy services agreements it has with the plaintiffs. The plaintiffs moved for reconsideration of the court’s decision or to have the decision certified for an immediate appeal, and their motion was denied. The plaintiffs moved again for relief from the court’s decision to stay, seeking to dismiss the case to allow an appeal and indicating that they do not intend to arbitrate under the terms of the arbitration agreement in issue.

In April 2006, the plaintiffs in a putative antitrust class action brought by Brady Enterprises, Inc., Charlotte J. Lopacki, d/b/a Budget Drug, Heritage Pharmacy, the Pharmacy Freedom Fund and the National Community Pharmacists Association against Medco Health Solutions, Inc. and Merck & Co., Inc. in the United States District Court for the Eastern District of Pennsylvania, filed a motion before the Judicial Panel on Multidistrict Litigation under the name In re Pharmacy Benefit Manager (PBM) Antitrust Litigation, seeking to have a number of cases in other courts brought by other plaintiffs and against different defendants transferred to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. In August 2006, the Judicial Panel on Multidistrict Litigation ordered the North Jackson Pharmacy case to be transferred from the United States District Court for the Northern District of Illinois to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings with the other scheduled cases before it, including the Bellevue Drug case. In the Bellevue Drug case, the transferee judge vacated the order staying proceedings and compelling arbitration and directed the parties to proceed within the multidistrict litigation. Caremark is appealing this decision to the United States Court of Appeals for the Third Circuit. Motions for class certification in the coordinated cases within the multidistrict litigation, including Caremark’s cases, remain pending before the transferee court.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

In March and April of 2003, AdvancePCS, and subsequently Caremark Rx and Caremark, were served with a complaint by an individual named Robert Irwin filed against them in the Superior Court of the State of California. The plaintiff filed the action individually and purportedly as a private attorney general on behalf of the general public of the State of California, the non-ERISA health plans who contract with PBM companies and the individuals who are members of those plans. Other PBM companies are also named as defendants in this lawsuit, which alleges violations of the California unfair competition law. Specifically, the lawsuit challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The lawsuit seeks injunctive relief, restitution and disgorgement of revenues. Irwin amended his complaint and purported to assert a class action on behalf of all California members of non-ERISA health plans and/or all California taxpayers. No motion for class certification has been filed, and discovery is ongoing. In January 2007, the Company filed a motion to dismiss, which is pending.

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

In 1993, independent and retail chain pharmacies separately filed a series of antitrust lawsuits, including a class action lawsuit, against brand name pharmaceutical manufacturers, wholesalers and PBM companies. The cases included claims for purported violations of Section 1 of the Sherman Act as well as the Robinson-Patman Act and sought three times actual money damages and injunctive relief enjoining the alleged antitrust violations. Caremark was named as a defendant in one of the counts contained in a number of the lawsuits brought by certain independent pharmacies in 1994, but was not named in the class action or in the separate actions brought by chain pharmacies and was not a party to any claims under Section 1 of the Sherman Act. The cases with claims against Caremark charged that certain defendant PBM companies, including Caremark, were favored buyers who knowingly induced or received discriminatory prices from pharmaceutical manufacturers in violation of the Robinson-Patman Act. The cases with claims against Caremark were first transferred to the United States District Court for the Northern District of Illinois for pretrial proceedings and were originally stayed in 1995 along with all of the Robinson-Patman Act claims against the pharmaceutical manufacturers and other PBMs, except for certain “test” claims against certain brand name pharmaceutical manufacturers that proceeded through discovery. Following a trial of the class action price fixing claims brought against the pharmaceutical manufacturers under Section 1 of the Sherman Act, the substantial majority of the cases remaining in the multidistrict litigation, including those with claims against Caremark, were subsequently transferred to the United States District Court for the Eastern District of New York for further proceedings while a limited number of cases remained in the United States District Court for the Northern District of Illinois. Numerous settlements among the parties other than Caremark have been reached, and all claims in the litigation under Section 1 of the Sherman Act against other parties have been settled or resolved. The Robinson-Patman Act “test” claims that had proceeded through discovery were among the cases transferred to the United States District Court for the Eastern District of New York and were the subject of a series of summary judgment motions. In January 2007, the transferee judge in the United States District Court for the Eastern District of New York granted certain motions and denied certain motions for partial summary judgment, including granting the defendants’ motion on the

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

plaintiffs’ theory of damages for its damages claims for violations of the Robinson-Patman Act. The parties to the summary judgment proceedings (which do not include Caremark) are considering next steps to propose to the transferee judge in their proceedings on the test claims. Caremark cannot anticipate whether and when the stay might be lifted against other plaintiffs, it and the other pharmaceutical manufacturers and PBMs in the remaining Robinson-Patman Act cases. The cases involving claims against Caremark that had remained in the United States District Court for the Northern District of Illinois have been dismissed.

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

15. Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited quarterly financial data for 2006 and 2005. In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of normal recurring items) necessary to present fairly the information set forth therein.

The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Three Months Ended
(In thousands, except per share amounts)	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005
Net revenue	$9,269,436	$9,135,213	$9,438,304	$8,907,250	$8,367,756	$8,072,441	$8,199,167	$8,351,887

Gross profit (1)	$636,066	$603,790	$565,763	$511,847	$545,744	$517,210	$491,368	$461,940

Net income	$301,514	$288,555	$255,149	$228,797	$290,661	$231,421	$212,779	$197,510

Average number of common shares outstanding Basic	420,887	421,675	431,278	443,840	444,700	444,507	447,559	450,783
Dilutive effect of stock options and warrants	6,689	7,402	6,827	7,691	8,913	9,087	8,920	8,570

Diluted	427,576	429,077	438,105	451,531	453,613	453,594	456,479	459,353

Earnings per common share—basic	$0.72	$0.68	$0.59	$0.52	$0.65	$0.52	$0.48	$0.44

Earnings per common share—diluted	$0.71	$0.67	$0.58	$0.51	$0.64	$0.51	$0.47	$0.43

Cash dividends declared per common share	$0.10	$0.10	$0.10	$—	$—	$—	$—	$—

(1)	Net revenue less cost of revenues and allocated depreciation.

CAREMARK RX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

In the second quarter of 2006, the Company recognized in net revenue a gain of $10.6 million related to a settlement with a former AdvancePCS client.

In the third quarter of 2006, the Company recognized a gain on a treasury lock agreement of approximately $17.1 million as a result of the Company’s determination that, given the anticipated Merger with CVS, it would not issue 10-year fixed rate debt to replace its 7.375% senior notes that matured in October 2006.

In the fourth quarter of 2006, the Company recognized $5.4 million of expenses related to the anticipated Merger with CVS, offset by a $5.3 million gain from an insurance settlement related to the prior acquisition of AdvancePCS.

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

In the first through fourth quarter of 2005, the Company recognized $1.2 million, $5.9 million, $1.7 million and $2.3 million, respectively, of integration and other related expenses related to the acquisition of AdvancePCS.

Information Concerning Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

The report of Ernst & Young LLP on financial statement schedules is included in the Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements on page F-2 of this Annual report on Form 10-K.

S-1

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

The Board of Directors and Stockholders

Caremark Rx, Inc.:

Under date of February 20, 2006, we reported on the consolidated balance sheet of Caremark Rx, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2005, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Nashville, Tennessee

February 20, 2006

S-2

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

Year Ended	Balance at Beginning of Period	Additions Charged To			Deductions		Balance at End of Period
		Costs and Expenses	Other
Allowance for Doubtful Accounts

December 31, 2006	$50.6	$27.0	$3.6	(a)	$21.7	(b)	$59.5
December 31, 2005	$51.5	$26.9	$3.3	(a)	$30.6	(b)	$50.6
					0.5	(c)
December 31, 2004	$24.7	$23.7	$5.4	(a)	$21.8	(b)	$51.5
			19.5	(c)
Deferred Income Tax Asset Valuation Allowance

December 31, 2006	$16.0	$—	$—		$13.2	(d)	$2.8
December 31, 2005	$23.9	$—	$—		$7.9	(d)	$16.0
December 31, 2004	$23.9	$—	$—		$—		$23.9

a)	Recoveries of amounts previously written off
b)	Writeoffs
c)	AdvancePCS Acquisition
d)	Adjustment for estimated realizable value of deferred tax asset

S-3